Form 10-Q
period 2018-06-30
Cushman & Wakefield plc
filed 2018-09-06
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________
Commission File Number 001- 38611

Cushman & Wakefield plc
(Exact name of Registrant as specified in its charter)

England and Wales	98-1193584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Old Broad Street London, United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Zip Code)

+20 13296 3000
(Registrant's telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☒.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
As of August 31, 2018, 215,749,169 of the Registrant's ordinary shares, $0.10 nominal value per share were outstanding.

FORM 10-Q
June 30, 2018

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data) (unaudited)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$382.4	$405.6
Trade and other receivables, net of allowance balance of $44.1 million and $35.3 million, as of June 30, 2018 and December 31, 2017, respectively	1,345.9	1,314.0
Income tax receivable	11.4	14.6
Prepaid expenses and other current assets	339.7	176.3
Total current assets	2,079.4	1,910.5
Property and equipment, net	289.5	304.3
Goodwill	1,750.2	1,765.3
Intangible assets, net	1,203.9	1,306.0
Equity method investments	7.3	7.9
Deferred tax assets	68.6	71.1
Other non-current assets	447.8	432.8
Total assets	$5,846.7	$5,797.9
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$40.3	$59.5
Accounts payable and accrued expenses	746.2	771.2
Accrued compensation	834.2	864.8
Income tax payable	13.0	35.7
Other current liabilities	235.7	234.4
Total current liabilities	1,869.4	1,965.6
Long-term debt	3,002.2	2,784.0
Deferred tax liabilities	145.0	157.5
Other non-current liabilities	389.5	386.9
Total liabilities	5,406.1	5,294.0
Commitments and contingencies (See Note 11)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 145.8 issued and outstanding at June 30, 2018 and ordinary shares nominal value $10.00 per share, 145.1 shares issued and outstanding at December 31, 2017	14.6	1,451.3
Additional paid-in capital	1,770.6	305.0
Accumulated deficit	(1,253.5)	(1,165.2)
Accumulated other comprehensive loss	(91.1)	(87.2)
Total equity	440.6	503.9
Total liabilities and shareholders' equity	$5,846.7	$5,797.9

The accompanying notes form an integral part of these Condensed Consolidated Financial statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data) (unaudited)	2018	2017	2018	2017
Revenue	$1,974.3	$1,700.6	$3,742.0	$3,161.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,564.7	1,379.7	3,038.0	2,616.3
Operating, administrative and other	311.9	281.0	606.8	562.8
Depreciation and amortization	71.6	65.9	141.4	128.9
Restructuring, impairment and related charges	(6.4)	10.1	4.0	10.2
Total costs and expenses	1,941.8	1,736.7	3,790.2	3,318.2
Operating income (loss)	32.5	(36.1)	(48.2)	(156.3)
Interest expense, net of interest income	(52.0)	(44.0)	(96.4)	(85.7)
Earnings from equity method investments	0.4	0.1	0.8	0.5
Other income, net	2.0	0.2	3.0	0.3
Loss before income taxes	(17.1)	(79.8)	(140.8)	(241.2)
Provision (benefit) from income taxes	15.1	(32.5)	(16.6)	(74.2)
Net loss	$(32.2)	$(47.3)	$(124.2)	$(167.0)

Basic and diluted loss per share:
Loss per share attributable to the Company	$(0.22)	$(0.33)	$(0.85)	$(1.16)
Weighted average shares outstanding for basic and diluted loss per share	145.7	143.7	145.5	143.4

The accompanying notes form an integral part of these Condensed Consolidated Financial statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions) (unaudited)	2018	2017	2018	2017
Net loss	$(32.2)	$(47.3)	$(124.2)	$(167.0)
Other comprehensive income (loss), net of tax:
Designated hedge gains (losses)	7.7	(11.8)	21.6	(14.1)
Defined benefit plan actuarial gains	0.3	0.8	0.1	0.2
Foreign currency translation	(35.7)	19.1	(25.6)	40.4
Total other comprehensive (loss) income	(27.7)	8.1	(3.9)	26.5
Total comprehensive loss	$(59.9)	$(39.2)	$(128.1)	$(140.5)

The accompanying notes form an integral part of these Condensed Consolidated Financial statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017

					Accumulated Other Comprehensive Income (Loss)
(in millions) (unaudited)	Ordinary Shares	Ordinary Shares ($)	Additional Paid In Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2016	143.1	$1,430.8	$252.4	$(944.7)	$17.4	$(155.5)	$(10.4)	$(148.5)	$590.0
Share issuances	0.6	6.1	(0.2)	—	—	—	—	—	5.9
Net loss	—	—	—	(167.0)	—	—	—	—	(167.0)
Stock-based compensation	—	—	24.2	—	—	—	—	—	24.2
Foreign currency translation	—	—	—	—	—	40.4	—	40.4	40.4
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.2	0.2	0.2
Unrealized loss on hedging instruments	—	—	—	—	(19.8)	—	—	(19.8)	(19.8)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	5.7	—	—	5.7	5.7
Balance as of June 30, 2017	143.7	$1,436.9	$276.4	$(1,111.7)	$3.3	$(115.1)	$(10.2)	$(122.0)	$479.6

					Accumulated Other Comprehensive Income (Loss)
(in millions) (unaudited)	Ordinary Shares	Ordinary Shares ($)	Additional Paid In Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2017	145.1	$1,451.3	$305.0	$(1,165.2)	$19.6	$(101.1)	$(5.7)	$(87.2)	$503.9
Capital reduction (see Note 1)	—	(1,436.8)	1,436.8	—	—	—	—	—	—
Adoption of new revenue accounting standard (see Note 5)	—	—	—	35.9	—	—	—	—	35.9
Share issuances	0.7	0.1	8.7	—	—	—	—	—	8.8
Net loss	—	—	—	(124.2)	—	—	—	—	(124.2)
Stock-based compensation	—	—	23.5	—	—	—	—	—	23.5
Foreign currency translation	—	—	—	—	—	(25.6)	—	(25.6)	(25.6)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.1	0.1	0.1
Unrealized gain on hedging instruments	—	—	—	—	31.0	—	—	31.0	31.0
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(9.4)	—	—	(9.4)	(9.4)
Other activity	—	—	(3.4)	—	—	—	—	—	(3.4)
Balance as of June 30, 2018	145.8	$14.6	$1,770.6	$(1,253.5)	$41.2	$(126.7)	$(5.6)	$(91.1)	$440.6

The accompanying notes form an integral part of these Condensed Consolidated Financial statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(in millions) (unaudited)	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net loss	$(124.2)	$(167.0)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	141.4	128.9
Unrealized foreign exchange loss	9.6	0.4
Stock-based compensation	25.6	25.7
Amortization of debt issuance costs	7.8	6.8
Change in deferred taxes	(24.1)	(92.9)
Bad debt expense	11.2	1.9
Other non-cash operating activities	7.9	2.6
Changes in assets and liabilities:
Trade and other receivables	(35.6)	(40.0)
Income taxes payable	(21.0)	2.0
Prepaid expenses and other current assets	(41.4)	(26.3)
Other non-current assets	6.1	15.6
Accounts payable and accrued expenses	(18.4)	(9.0)
Accrued compensation	(107.5)	(129.5)
Other current and non-current liabilities	(16.8)	41.7
Net cash used in operating activities	(179.4)	(239.1)
Cash flows from investing activities
Payment for property and equipment	(31.3)	(68.5)
Proceeds from sale of property, plant and equipment	0.3	4.2
Acquisitions of businesses, net of cash acquired	—	(2.8)
Investments in equity securities	(6.1)	—
Collection on beneficial interest in a securitization	—	84.8
Other investing activities, net	0.2	—
Net cash (used in) provided by investing activities	(36.9)	17.7
Cash flows from financing activities
Net proceeds from issuance of shares	8.8	5.2
Shares repurchased for payment of employee taxes on stock awards	(2.1)	(1.7)
Payment of contingent consideration	(7.8)	(7.1)
Proceeds from long-term borrowings	250.0	280.4
Repayment of borrowings	(54.0)	(95.5)
Debt issuance costs	(1.8)	(4.4)
Payment of finance lease liabilities	(7.5)	(2.2)
Other financing activities, net	(4.5)	(0.8)
Net cash provided by financing activities	181.1	173.9
Change in cash, cash equivalents and restricted cash	(35.2)	(47.5)
Cash, cash equivalents and restricted cash, beginning of the period	467.9	424.8
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	1.9	13.9
Cash, cash equivalents and restricted cash, end of the period	$434.6	$391.2

The accompanying notes form an integral part of these Condensed Consolidated Financial statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes to the Consolidated Financial Statements of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the "Company,” “we,” “our” and “us”) for the year ended December 31, 2017 included in our final prospectus (the "Prospectus") as filed with the Securities and Exchange Commission (the "SEC") on August 3, 2018, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"). The Prospectus was filed in connection with our initial public offering ("IPO") of ordinary shares that took place in the third quarter of 2018. Public trading in the Company's ordinary shares began on August 2, 2018.
Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial reporting have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company's audited Consolidated Financial Statements for the year ended December 31, 2017 for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2018.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and expected enacted tax rates.
On July 6, 2018, the shareholders of DTZ Jersey Holdings Limited exchanged their shares in DTZ Jersey Holdings Limited for interests in newly issued shares of Cushman & Wakefield Limited, a private limited company incorporated in England and Wales (the “Share Exchange”). On July 12, 2018, Cushman & Wakefield Limited reduced the nominal value of each ordinary share issued to $0.01 (the “Capital Reduction”). On July 19, 2018, Cushman & Wakefield Limited re-registered as a public limited company organized under the laws of England and Wales (the “Re-registration”) named Cushman & Wakefield plc. Following the Re-registration, the Company undertook a share consolidation of its outstanding ordinary shares (the “Share Consolidation”), which resulted in a proportional decrease in the number of ordinary shares outstanding as well as corresponding adjustments to outstanding options and restricted share units on a 10 for 1 basis. The transactions described above are collectively referred to herein as the “Corporate Reorganization”.
As the Corporate Reorganization was completed prior to the issuance of our June 30, 2018 unaudited condensed consolidated financial statements, it has been given retrospective effect in these financial statements and such financial statements represent the financial statements of Cushman & Wakefield plc. Additionally, these financial statements have been retroactively adjusted to give effect to the Share Consolidation as it relates to all issued and outstanding ordinary shares and related per share amounts contained herein.
As a result of the Capital Reduction, the Company’s ordinary shares have a nominal value of $0.10. As the Capital Reduction occurred after June 30, 2018, but before the issuance of our June 30, 2018 unaudited condensed consolidated financial statements, it has been given retrospective effect in the unaudited condensed consolidated balance sheet as of June 30, 2018.
Tax Act Update
On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act ("the Tax Act") was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, (i) lowering the U.S. corporate rate from 35% to 21% effective January 1, 2018, (ii) implementing a new tax system on non-U.S. earnings and imposing a one-time repatriation tax ("transition tax") on earnings of foreign subsidiaries not previously taxed in the U.S. payable over an eight-year period, (iii) limitations on the deductibility of interest expense and executive compensation, (iv) creation of a new minimum tax otherwise known as the Base Erosion Anti-Abuse Tax and (v) a requirement that certain income such as Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries be included in U.S. taxable income. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of additional information and analysis during the period, the net benefit as of June 30, 2018 is approximately $83.1 million, an increase of $22.2 million from December 31, 2017. This increase from amounts calculated as of December 31, 2017 resulted from a $0.7 million increase in the tax benefit to $124.9 million from $124.2 million and a $21.5 million decrease in tax expense due to increased foreign tax credit utilization from $63.3 million to $41.8 million. Amounts were recorded in Provision (benefit) from income taxes in the unaudited condensed consolidated statement of operations.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The remeasurement of the net deferred tax liabilities as well as the transition tax represent provisional amounts and the Company’s current best estimate. The provisional amounts incorporate assumptions that have been made based upon the Company’s current interpretation of the Tax Act and may change as a result of the Company completing further analysis, changes in the Company's interpretations and assumptions, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act. Any adjustments recorded to the provisional amounts through the SAB 118 measurement period ending December 31, 2018 will be included in the statement of operations as an adjustment to the tax provision.
Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of Accounting Standards Codification ("ASC") 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has analyzed its structure and, as a result, has estimated the effect of this provision of the Tax Act to be $11.5 million of expense in 2018. The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI under the period cost method and has included the estimate of $11.5 million in 2018 as a current-period expense. Additionally, the Company is estimating a Subpart F inclusion tax liability of $2.8 million in 2018 as a current-period expense.
Note 2: New Accounting Standards

The Company has adopted the following new accounting standards:
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued a converged standard on recognition of revenue from contracts with customers, Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (together with all subsequent amendments, "Topic 606"), which replaced most existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. Topic 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates.
The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition approach. Refer to Note 5: Revenue for the impact the adoption of these standards had on the Company's financial statements and related disclosures.
Stock Compensation
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting ("Topic 718"). The ASU amends the scope of modification accounting for share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, vesting conditions or classification of the award (as equity or liability) changes as a result of the change in terms. The Company adopted this standard effective January 1, 2018 on a prospective basis, with no material impact on its financial statements or related disclosures.

Pension Cost
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("Topic 715"). The new guidance is intended to classify costs according to their nature and better align the effect of defined benefit plans on operating income with International Financial Reporting Standards. The ASU also provides additional direction on the components eligible for capitalization. The new guidance is required to be applied retrospectively for the change in statement of operations presentation, while the change in capitalized benefit cost is to be applied prospectively. The Company adopted this standard effective January 1, 2018 on a retrospective basis, reclassifying net periodic pension costs other than service cost to Other income, net. This standard had an immaterial impact on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business ("Topic 805"). The new guidance provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not a business. The Company adopted this standard effective January 1, 2018 on a prospective basis, with no material impact on the Company's financial statements and related disclosures.
Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows ("Topic 230"): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU requires the classification of eight specific cash flow issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The new guidance is required to be adopted retrospectively for all of the issues identified to each period presented. The Company adopted this standard effective January 1, 2018 on a retrospective basis.
As a result of adoption, for the six months ended June 30, 2017, the Company classified a cash inflow of $85.0 million as investing activities on the unaudited condensed consolidated statement of cash flows, and classified $56.7 million as Non-cash investing activities as disclosed in Note 15: Supplemental Cash Flow Information related to the Company's Accounts Receivable Securitization program (the "A/R Securitization"). Refer to Note 14: Accounts Receivable Securitization for additional information. The other cash flow issues included in ASU No. 2016-15 had an immaterial impact on the statement of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows ("Topic 230"): Restricted Cash. The new guidance requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The Company’s restricted cash balances are presented in the statement of financial position within Prepaid expenses and other current assets. Under the new guidance, changes in the Company’s restricted cash will be classified as either operating activities or investing activities in the statement of cash flows, depending on the nature of the activities that gave rise to the restriction. The Company adopted this standard effective January 1, 2018 using the retrospective transition method.
The following recently issued accounting standards are not yet required to be reflected in the unaudited condensed consolidated financial statements of the Company:
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (together with all subsequent amendments, "Topic 842"). The ASU will replace most existing lease guidance under U.S. GAAP when it becomes effective. The new guidance requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Companies will recognize expenses for real estate related leases on the statements of operations in a manner similar to current accounting guidance and, for lessors, the guidance remains substantially similar to current U.S. GAAP.
In July 2018, the FASB issued two additional amendments that affect the guidance issued in ASU 2016-02 as described in the following updates ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The amendments in ASU 2018-11 provide an alternative (and optional) transition method that allows entities to apply the transition provisions in ASU 2016-02 at the adoption date instead of at the earliest comparative period presented in the financial statements. The Company is electing to use the operational transition method. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating and quantifying the expected adoption impact of this standard, which will include an increase to right-of-use assets and lease liabilities on the unaudited condensed consolidated balance sheet associated with the Company's operating lease portfolio.
Income Taxes
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income ("Topic 220"): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for any stranded tax effects resulting from the H.R. 1, Tax Cuts and Jobs Act that was enacted on December 22, 2017. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.
Stock Compensation
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting ("Topic 718"). The ASU supersedes ASC 505-50, Equity-Based Payments to Non-Employees and expands the scope of Topic 718 to include share-based payments granted to non-employees for acquiring goods and services. Under the new guidance, the measurement date and performance and vesting conditions for share-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach and is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.
Additional Accounting Standard Changes
In July 2018, the FASB issued ASU 2018‑09, Codification Improvements. The amendments in ASU 2018-09 represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.
Fair Value
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.
Retirement Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.
Intangibles - Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The ASU clarifies and aligns the accounting for implementation costs for hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.
Note 3: Segment Data
The Company reports its operations through the following segments: (1) Americas, (2) Europe, the Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA includes operations in the UK, France, Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, China and other markets in the Asia Pacific region. For segment reporting, gross contract costs are excluded from revenue in determining “Fee revenue”. Additionally, pursuant to business combination accounting rules, certain Fee revenue that was deferred by the acquiree may be recorded as a receivable on the acquisition date by the Company. Such contingent Fee revenue is recorded for segment reporting as an acquisition accounting adjustment to reflect the revenue recognition of the Company absent the application of acquisition accounting.
Corporate expenses are allocated to the segments based upon Fee revenue of each segment. Gross contract costs are excluded from operating expenses in determining “Fee-based operating expenses”.
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. Adjusted EBITDA excludes depreciation and amortization, interest expense, net of interest income, income taxes, as well as integration and other costs related to acquisitions, expenses related to the Cassidy Turley deferred payment obligation (the "DPO"), (Refer to Note 10: Share-based Payments for further discussion), stock-based compensation and other charges.
Summarized financial information by segment is as follows (in millions):

Americas
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$1,372.1	$1,128.7	$2,578.3	$2,115.9
Less: Gross contract costs	(383.0)	(239.8)	(739.3)	(471.4)
Acquisition accounting adjustments	2.4	2.5	2.5	12.6
Total Fee revenue	$991.5	$891.4	$1,841.5	$1,657.1

Service lines:
Property, facilities and project management	426.2	406.8	830.4	797.7
Leasing	374.3	305.7	620.3	520.1
Capital markets	150.9	122.7	314.0	241.3
Valuation and other	40.1	56.2	76.8	98.0
Total Fee revenue	$991.5	$891.4	$1,841.5	$1,657.1

Segment operating expenses	$1,251.6	$1,041.0	$2,395.5	$2,003.3
Less: Gross contract costs	(383.0)	(239.8)	(739.3)	(471.4)
Total Fee-based operating expenses	$868.6	$801.2	$1,656.2	$1,531.9

Adjusted EBITDA	$122.9	$90.0	$185.4	$125.0

EMEA
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$214.8	$199.5	$424.0	$346.8
Less: Gross contract costs	(15.1)	(19.3)	(61.0)	(37.8)
Total Fee revenue	$199.7	$180.2	$363.0	$309.0

Service lines:
Property, facilities and project management	63.5	48.0	118.1	86.6
Leasing	58.8	58.3	106.7	99.2
Capital markets	34.6	34.4	58.5	54.0
Valuation and other	42.8	39.5	79.7	69.2
Total Fee revenue	$199.7	$180.2	$363.0	$309.0

Segment operating expenses	$196.0	$177.3	$415.2	$338.0
Less: Gross contract costs	(15.1)	(19.3)	(61.0)	(37.8)
Total Fee-based operating expenses	$180.9	$158.0	$354.2	$300.2

Adjusted EBITDA	$20.1	$22.4	$11.5	$9.6

APAC
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$387.4	$372.4	$739.7	$699.2
Less: Gross contract costs	(134.2)	(142.4)	(253.8)	(260.1)
Acquisition accounting adjustments	—	0.1	—	0.1
Total Fee revenue	$253.2	$230.1	$485.9	$439.2

Service lines:
Property, facilities and project management	167.4	162.5	323.6	320.9
Leasing	43.0	32.9	69.0	56.5
Capital markets	15.5	13.7	42.6	22.4
Valuation and other	27.3	21.0	50.7	39.4
Total Fee revenue	$253.2	$230.1	$485.9	$439.2

Segment operating expenses	$361.7	$354.6	$693.0	$674.4
Less: Gross contract costs	(134.2)	(142.4)	(253.8)	(260.1)
Total Fee-based operating expenses	$227.5	$212.2	$439.2	$414.3

Adjusted EBITDA	$26.8	$18.2	$47.7	$25.1

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to the Company	$(32.2)	$(47.3)	$(124.2)	$(167.0)
Add/(less):
Depreciation and amortization	71.6	65.9	141.4	128.9
Interest expense, net of interest income	52.0	44.0	96.4	85.7
Provision (benefit) from income taxes	15.1	(32.5)	(16.6)	(74.2)
Integration and other costs related to acquisitions	41.1	79.2	106.8	141.8
Stock-based compensation	8.8	6.2	14.9	14.3
Cassidy Turley deferred payment obligation	10.9	11.0	21.3	22.1
Other	2.5	4.1	4.6	8.1
Adjusted EBITDA	$169.8	$130.6	$244.6	$159.7
Below is the reconciliation of total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total operating expenses	$1,941.8	$1,736.7	$3,790.2	$3,318.2
Less: Gross contract costs	(532.3)	(401.5)	(1,054.1)	(769.3)
Fee-based operating expenses	$1,409.5	$1,335.2	$2,736.1	$2,548.9
Below is the reconciliation of total costs of Fee-based operating expenses by segment to Consolidated Fee-based operating expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas Fee-based operating expenses	$868.6	$801.2	$1,656.2	$1,531.9
EMEA Fee-based operating expenses	180.9	158.0	354.2	300.2
APAC Fee-based operating expenses	227.5	212.2	439.2	414.3
Segment Fee-based operating expenses	1,277.0	1,171.4	2,449.6	2,246.4

Depreciation and amortization	71.6	65.9	141.4	128.9
Integration and other costs related to acquisitions (1)	38.7	76.6	104.3	129.1
Stock-based compensation	8.8	6.2	14.9	14.3
Cassidy Turley deferred payment obligation	10.9	11.0	21.3	22.1
Other	2.5	4.1	4.6	8.1
Fee-based operating expenses	$1,409.5	$1,335.2	$2,736.1	$2,548.9
(1) Represents integration and other costs related to acquisitions, comprised of certain direct and incremental costs resulting from acquisitions and related integration efforts, as well as costs related to restructuring programs. Excludes the impact of acquisition accounting revenue adjustments as these amounts do not impact operating expenses.
Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the Weighted average shares outstanding. As the Company was in a loss position for all reported periods, the Company has determined all potentially dilutive shares would be anti-dilutive and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.
For the three and six months ended June 30, 2018 and 2017, approximately 18.5 million and 18.3 million and 16.1 million and 16.1 million potentially dilutive securities were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and Diluted EPS
Net loss attributable to shareholders	$(32.2)	$(47.3)	$(124.2)	$(167.0)
Weighted average shares outstanding for basic and diluted loss per share	145.7	143.7	145.5	143.4
Basic and diluted loss per common share attributable to shareholders	$(0.22)	$(0.33)	$(0.85)	$(1.16)
Note 5: Revenue
On January 1, 2018, the Company adopted and applied Topic 606 and all the related amendments to all contracts using the modified retrospective method. The Company recognized the cumulative effect on the unaudited condensed consolidated balance sheet of applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit of $35.9 million as of January 1, 2018. Comparative information continues to be reported under the accounting standards in effect for periods prior to 2018. The impact to revenue for the three and six months ended June 30, 2018 was an increase of $99.2 million and $228.4 million, respectively, which included increases of $84.0 million and $203.5 million related to reimbursed expenses due to implementation of the updated principal versus agent considerations in Topic 606 and the acceleration in the timing of revenue recognition related to variable consideration primarily for leasing services of $15.2 million and $24.9 million.
Revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts and earns revenue from its Property, facilities and project management, Leasing, Capital markets and Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
A performance obligation is a promise in a contract to transfer a distinct service to the client and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct service in the contract.
Nature of Services
Property, facilities and project management
Fees earned from the delivery of the Company’s Property, facilities and project management services are recognized over time when earned under the provisions of the related agreements and are generally based on a fixed recurring fee or a variable fee, which may be based on hours incurred, a percentage mark-up on actual costs incurred or a percentage of monthly gross receipts. The Company also may earn additional revenue based on certain qualitative and quantitative performance measures, which can be based on certain key performance indicators. This additional revenue is recognized over time when earned as the performance obligation is satisfied and the fees are not deemed probable of significant reversal in future periods.
When accounting for reimbursements of expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within Topic 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on Fee revenue, Net loss or cash flows.

Leasing and Capital markets
The Company records commission revenue on real estate leases and sales at the point in time when the performance obligation is satisfied, which is generally upon lease signing or transaction closing. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). The adoption of Topic 606 will result in an acceleration of some revenues that are based, in part, on future contingent events. For the revenues related to leasing services, the Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized earlier if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The acceleration of the timing of revenue recognition will also result in the acceleration of expense relating to the Company’s commission expense.
Valuation and other services
Valuation and advisory fees are earned upon completion of the service, which is generally upon delivery of a preliminary or final appraisal report. Consulting fees are recognized when earned under the provisions of the client contracts, which is generally upon completion of services.
If the Company has multiple contracts with the same customer, the Company assesses whether the contracts are linked or are separate arrangements. The Company considers several factors in this assessment, including the timing of negotiation, interdependence with other contracts or elements and pricing and payment terms. The Company and its customers typically view each contract as a separate arrangement, as each service has standalone value, selling prices of the separate services exist and are negotiated independently and performance of the services is distinct.
Contract Balances
The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the contractual right to consideration for completed performance not yet invoiced or able to be invoiced. Contract liabilities are recorded when cash payments are received in advance of performance, including amounts which are refundable. The Company had no asset impairment charges related to contract assets in the periods presented.
Significant changes in the contract assets and contract liabilities during the period are as follows (in millions):

Contract Assets
Balance as of December 31, 2017	$—
Contract assets recognized upon adoption	144.1
Contract assets from revenues earned, not yet invoiced	101.1
Contract assets transferred to accounts receivable	(65.5)
Balance as of June 30, 2018	$179.7

Contract Liabilities
Balance as of December 31, 2017	$46.4
Contract liabilities recognized upon adoption	—
Contract liabilities recognized for cash received in advance	405.5
Contract liabilities reduced due to revenue recognition criteria being satisfied	(395.5)
Balance as of June 30, 2018	$56.4
Before the adoption of Topic 606, the Company had no contract assets recorded. The Company's accounting for contract liabilities (deferred revenue) recorded as of December 31, 2017 was not affected by the adoption of Topic 606.
Of the total ending balances as of June 30, 2018, contract assets of $140.0 million and $39.7 million were recorded as Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the above contract liabilities were recorded in Accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three months ended June 30, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Recognized over time	$804.5	$77.7	$301.7	$1,183.9
Leasing	Recognized at a point in time	374.2	59.0	43.0	476.2
Capital markets	Recognized at a point in time	151.4	34.6	15.5	201.5
Valuation and other	Recognized at a point in time	42.0	43.5	27.2	112.7
Total revenue		$1,372.1	$214.8	$387.4	$1,974.3

		Six Months Ended June 30, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Recognized over time	$1,562.7	$177.6	$577.5	$2,317.8
Leasing	Recognized at a point in time	621.5	107.0	69.0	797.5
Capital markets	Recognized at a point in time	315.0	58.5	42.6	416.1
Valuation and other	Recognized at a point in time	79.1	80.9	50.6	210.6
Total revenue		$2,578.3	$424.0	$739.7	$3,742.0
Impact of New Revenue Guidance and Financial Statement Line Items
The following table compares the reported unaudited condensed consolidated balance sheet as of June 30, 2018 and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018, as a result of the adoption of Topic 606 on January 1, 2018 compared to the pro forma presentation of each respective statement, which assumes the previous guidance remained in effect as of June 30, 2018 (in millions):

	Balance as of June 30, 2018
Balance Sheet	Balance Without Adoption of Topic 606	Adoption Impact	As Reported
Trade and other receivables	$1,296.1	$49.8	$1,345.9
Prepaid expenses and other current assets	199.7	140.0	339.7
Total current assets	1,889.6	189.8	2,079.4
Other non-current assets	408.1	39.7	447.8
Total assets	5,617.2	229.5	5,846.7
Accounts payable and accrued expenses	697.6	48.6	746.2
Accrued compensation	740.8	93.4	834.2
Total current liabilities	1,727.4	142.0	1,869.4
Deferred tax liabilities	130.5	14.5	145.0
Other non-current liabilities	360.7	28.8	389.5
Total liabilities	5,220.8	185.3	5,406.1
Accumulated deficit	(1,297.1)	43.6	(1,253.5)
Accumulated other comprehensive loss	(91.7)	0.6	(91.1)
Total equity	396.4	44.2	440.6
Total liabilities and shareholders’ equity	5,617.2	229.5	5,846.7
Total reported assets increased by $229.5 million due to a $140.0 million increase in Prepaid expenses and other assets in the unaudited condensed consolidated balance sheets resulting from new contract assets recognized from acceleration of timing of revenue recognition, but contractually not able to be invoiced and $49.8 million due to an increase in client reimbursed receivables included in Trade and other receivables from contracts accounted for on a gross basis.

Total reported liabilities increased by $185.3 million primarily due to a $93.4 million increase related to accrued commissions and other employee related benefit payables related to the associated direct commissions resulting from the acceleration of the timing of revenues recognized, $49.8 million primarily related to the increase in client reimbursed payables related to contracts accounted for on a gross basis and $14.5 million for the net deferred tax liabilities as well as $28.8 million for Other non-current liabilities related to long-term accrued commissions.

	Three Months Ended June 30, 2018
Statement of Operations	Balance Without Adoption of Topic 606	Adoption Impact	As Reported
Revenue	$1,875.1	$99.2	$1,974.3
Cost of services	1,471.9	92.8	1,564.7
Total costs and expenses	1,849.0	92.8	1,941.8
Operating income	26.1	6.4	32.5

Loss before income taxes	(23.5)	6.4	(17.1)
Provision for income taxes	13.9	1.2	15.1
Net loss	$(37.4)	$5.2	$(32.2)

	Six Months Ended June 30, 2018
Statement of Operations	Balance Without Adoption of Topic 606	Adoption Impact	As Reported
Revenue	$3,513.6	$228.4	$3,742.0
Cost of services	2,820.3	217.7	3,038.0
Total costs and expenses	3,572.5	217.7	3,790.2
Operating (loss) income	(58.9)	10.7	(48.2)

Loss before income taxes	(151.5)	10.7	(140.8)
(Benefit) provision for income taxes	(18.8)	2.2	(16.6)
Net loss	$(132.7)	$8.5	$(124.2)
Total reported Net loss was $5.2 million and $8.5 million lower than the pro forma statement of operations for the three and six months ended June 30, 2018, respectively. The decrease in Net loss was due to the acceleration of the timing of revenue recognition in the Leasing service line.
The adoption of Topic 606 had offsetting impacts within the operating cash flows section of the unaudited condensed consolidated statement of cash flows with no net impact on the Company’s cash flows from operations.
Practical Expedients and Exemptions
The Company incurs incremental costs to obtain new contracts across the majority of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts in accordance with Topic 606.
Remaining performance obligations represent the aggregate transaction prices for contracts where the performance obligations have not yet been satisfied. In accordance with Topic 606, the Company does not disclose unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration for services performed as a series of daily performance obligations, such as those performed within the Property, facilities and project management services lines. Performance obligations within these businesses represent a significant portion of the Company's contracts with customers not expected to be completed within 12 months.

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2018 (in millions):

	Americas	APAC	EMEA	Total
Balance as of December 31, 2017	$1,249.7	$266.6	$249.0	$1,765.3
Measurement period adjustments	11.3	—	—	11.3
Effect of movements in exchange rates and other	(5.8)	(14.3)	(6.3)	(26.4)
Balance as of June 30, 2018	$1,255.2	$252.3	$242.7	$1,750.2
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified measurement period adjustments during the current period and adjusted the provisional goodwill amounts recognized.
There were no impairment charges of goodwill and other intangible assets for the three and six months ended June 30, 2018 and 2017, respectively.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2018
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,197.1	(553.9)	643.2
Other intangible assets	2 – 13	26.7	(12.0)	14.7
Total intangible assets		$1,769.8	$(565.9)	$1,203.9

		As of December 31, 2017
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,211.5	(468.0)	743.5
Other intangible assets	2 – 13	26.9	(10.4)	16.5
Total intangible assets		$1,784.4	$(478.4)	$1,306.0
Amortization expense was $46.7 million and $45.2 million for the three months ended June 30, 2018 and 2017, respectively, and $93.1 million and $88.7 million for the six months ended June 30, 2018 and 2017, respectively.
Note 7: Derivative Financial Instruments and Hedging Activities
The Company is exposed to certain risks arising from both business operations and economic conditions, including interest rate risk and foreign exchange risk. To mitigate the impact of interest rate and foreign exchange risk, the Company enters into derivative financial instruments. The Company manages interest rate risk on floating rate borrowings primarily with interest rate cap and interest rate swap agreements. The Company manages exposure to foreign exchange fluctuations primarily through cross-currency interest rate swap agreements.
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2017.
Interest Rate Derivative Instruments
In February 2018, the Company elected to terminate and monetize eight interest rate cap agreements and received a $34.5 million cash settlement in exchange for its net hedge asset. Amounts relating to these terminated derivatives recorded in Accumulated other comprehensive income in the unaudited condensed consolidated balance sheets will be amortized into earnings over the remaining life of the original contracts, which were scheduled to expire between October 2019 and August 2021. Subsequently, the Company entered into eight identical interest rate cap agreements, one expiring October 2019, three expiring May 2021, one expiring July 2021 and three expiring August 2021.
The Company did not recognize any income or loss due to hedge ineffectiveness related to interest rate swap and cap agreements for the three and six months ended June 30, 2018 and 2017. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2018 and December 31, 2017, there were $51.9 million and $26.9 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Credit Agreements.
Foreign Exchange Derivative Instruments
The Company did not recognize any income or loss due to hedge ineffectiveness related to cross-currency interest rate swap agreements for the three and six months ended June 30, 2018 and 2017. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow or net investment hedges is recorded in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2018 and December 31, 2017, there were $2.3 million and $3.4 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets related to these agreements, which will be reclassified to Operating, administrative and other in the unaudited condensed consolidated statement of operations as remeasurement of the principal balance of the hedged intercompany debt or net investment is recognized in earnings.
The following table presents the fair value of derivatives as of June 30, 2018 and December 31, 2017 (in millions):

		June 30, 2018		December 31, 2017
		Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Cross-currency interest rate swaps	$137.3	$11.3	$—	$7.1	$0.4
Interest rate swaps	135.0	1.5	—	0.5	—
Interest rate caps	2,035.0	9.8	—	8.9	—
Net investment hedges:
Foreign currency net investment hedges	29.9	0.1	—	—	0.7
Non-designated:
Foreign currency forward contracts	252.4	1.5	1.7	0.8	2.2
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company does not net derivatives in the unaudited condensed consolidated balance sheets.

The following tables presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)(1)		Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations (Effective Portion)(2)		Ending Accumulated Other Comprehensive Loss (Gain)
For the Three Months Ended June 30, 2018
Foreign currency cash flow hedges	$2.3	$(8.0)		$7.2		$1.5
Foreign currency net investment hedges	0.7	(1.1)		—		(0.4)
Interest rate cash flow hedges	(36.5)	(7.8)		2.0		(42.3)
	$(33.5)	$(16.9)	[1]	$9.2	[2]	$(41.2)

For the Three Months Ended June 30, 2017
Foreign currency cash flow hedges	$1.5	$2.9		$(3.0)		$1.4
Foreign currency net investment hedges	(0.8)	0.5		—		(0.3)
Interest rate cash flow hedges	(15.8)	9.3		2.1		(4.4)
	$(15.1)	$12.7	[1]	$(0.9)	[2]	$(3.3)
(1) Amount is net of related income tax expense (benefit) of $1.8 million and $(3.0) million for the three months ended June 30, 2018 and June 30, 2017, respectively.
(2) Amount is net of related income tax (expense) benefit of $(0.6) million and $4.7 million for the three months ended June 30, 2018 and June 30, 2017, respectively.
Gains of $2.4 million and losses of $1.9 million were reclassified into earnings during the three months ended June 30, 2018 and 2017, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited condensed consolidated statements of operations.
Gains of $0.1 million and $7.3 million were reclassified during the three months ended June 30, 2018 relating to foreign currency cash flow hedges and were recognized in Interest expense and Operating, administrative and other, respectively, in the unaudited condensed consolidated statements of operations.
Losses of $3.7 million were reclassified during the three months ended June 30, 2017 relating to foreign currency cash flow hedges and were recognized in Operating, administrative and other in the unaudited condensed consolidated statements of operations.

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)(1)		Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations (Effective Portion)(2)		Ending Accumulated Other Comprehensive Loss (Gain)
For the Six Months Ended June 30, 2018
Foreign currency cash flow hedges	$2.2	$(4.8)		$4.1		$1.5
Foreign currency net investment hedges	0.7	(1.1)		—		(0.4)
Interest rate cash flow hedges	(22.5)	(25.1)		5.3		(42.3)
	$(19.6)	$(31.0)	[1]	$9.4	[2]	$(41.2)

For the Six Months Ended June 30, 2017
Foreign currency cash flow hedges	$0.9	$6.7		$(6.2)		$1.4
Foreign currency net investment hedges	(1.9)	1.6		—		(0.3)
Interest rate cash flow hedges	(16.4)	11.5		0.5		(4.4)
	$(17.4)	$19.8	[1]	$(5.7)	[2]	$(3.3)
(1) Amount is net of related income tax expense (benefit) of $5.7 million and $(4.7) million for the six months ended June 30, 2018 and June 30, 2017, respectively.
(2) Amount is net of related income tax (expense) benefit of $(1.4) million and $5.9 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Gains of $6.4 million and losses of $4.0 million were reclassified into earnings during the six months ended June 30, 2018 and 2017 related to interest rate hedges and were recognized in Interest expense in the unaudited condensed consolidated statements of operations.
Gains of $0.1 million and $4.3 million were reclassified during the six months ended June 30, 2018 relating to foreign currency cash flow hedges and were recognized in Interest expense and Operating, administrative and other, respectively, in the unaudited condensed consolidated statements of operations.
Gains of $0.1 million and losses of $7.7 million were reclassified during the six months ended June 30, 2017 relating to foreign currency cash flow hedges and were recognized in Operating, administrative and other in the unaudited condensed consolidated statements of operations.
As of June 30, 2018 and December 31, 2017, the Company has not posted and does not hold any collateral related to these agreements. Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There were losses of $1.5 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively. There were gains of $1.1 million and losses of $4.4 million for the six months ended June 30, 2018 and 2017, respectively. This activity was included in the unaudited condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the Company had 37 and 24 foreign currency exchange forward contracts outstanding covering a notional amount of $252.4 million and $277.5 million, respectively. As of June 30, 2018 and December 31, 2017, the fair value of forward contracts disclosed above were included in Other current assets and Other current liabilities in the unaudited condensed consolidated balance sheets. The Company does not net these derivatives in the unaudited condensed consolidated balance sheets.
Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of June 30, 2018	As of December 31, 2017
Collateralized:
First Lien Loan, as amended, net of unamortized discount and issuance costs of $40.8 million and $44.6 million	$2,581.3	$2,341.1
Second Lien Loan, as amended, net of unamortized discount and issuance costs of $8.4 million and $10.0 million	441.6	460.0
Capital lease liability	14.0	15.3
Notes payable to former stockholders	0.8	21.2
Total long-term debt	3,037.7	2,837.6
Less current portion	(35.5)	(53.6)
Total non-current long-term debt	$3,002.2	$2,784.0
The Company had overdrafts of $4.8 million and $5.9 million as of June 30, 2018 and December 31, 2017.
First Lien Loan
On March 15, 2018, certain of the Company's subsidiaries, DTZ U.S. Borrower, LLC and DTZ Aus Holdco Pty Limited, each a borrower (together the "Borrowers") obtained incremental term commitments in an aggregate amount of $250.0 million under the First Lien Credit Agreement, as amended (“First Lien Amendment No. 10”). Terms of the First Lien Credit Agreement were not modified, and the incremental term commitments associated with First Lien Amendment No. 10 were issued under the same pricing and maturity terms as the Amended First Lien Credit Agreement. Total proceeds of $244.8 million (net of $1.8 million stated discount and $3.4 million in debt issuance costs) were received.
The Company evaluated the terms of First Lien Amendment No. 10 to determine if the new debt instrument should be accounted for as a modification or an extinguishment on a lender-by-lender basis. The change in present value of future cash flows for First Lien Loan lenders, as well as participants in the Amended First Lien Credit Agreement and incremental term commitments, that remained in the syndication just prior to the effective date of First Lien Amendment No. 10 was less than 10% and, accordingly, the Company accounted for all prior unamortized debt issuance costs and fees incurred for these lenders as a debt modification.

Prior to the refinancing, the balance of unamortized issuance costs related to the First Lien Loan, Amended First Lien Credit Agreement and subsequent incremental term commitments was approximately $42.4 million. All of the unamortized issuance costs allocated to these lenders continue to be deferred as a reduction of the new loan balance and amortized under the corresponding term of the Amended First Lien Credit Agreement. Of the $5.2 million in fees related to First Lien Amendment No. 10, $1.8 million in fees to creditors were recorded as a reduction to the loan balance in accordance with modification accounting and the remaining $3.4 million in fees to third parties were expensed and included in Interest expense in the unaudited condensed consolidated statements of operations.
In the third quarter of 2018, the Company entered into a new credit agreement (the "Credit Agreement") resulting in a new $2.7 billion term loan whose proceeds were used to repay the First Lien loan in its entirety. The Company also paid off the outstanding $450 million Second Lien loan with proceeds from the Company's IPO. Refer to Note 16: Subsequent Events for additional information.
Revolver
On March 15, 2018, under First Lien Amendment No. 10, the Borrowers increased the borrowing capacity of the revolving (the "Revolver") credit facility to $486.0 million.
As of June 30, 2018 and December 31, 2017, the Company had no outstanding funds drawn under the Revolver, which matures partially on (i) November 4, 2019 and (ii) the earlier of September 15, 2022 and any date that is 91 days before the maturity date with respect to any First Lien term loans.
In the third quarter of 2018, the Company entered into a new revolving credit facility as part of the Credit Agreement which expanded borrowing capacity to $810 million. Refer to Note 16: Subsequent Events for additional information.
Financial Covenants and Terms
As part of First Lien Amendment No. 11, the First Lien Net Leverage Ratio in the financial covenant was updated to 5.80 to 1.00 from 5.50 to 1.00.
The Company was in compliance with all of its loan provisions under the Credit Agreements and subsequent amendments as of June 30, 2018 and December 31, 2017.
Note 9: Restructuring
As a result of integration activities surrounding the merger with Cushman & Wakefield ("C&W Group"), the Company recognized restructuring credits of $6.5 million and restructuring charges of $10.1 million during the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded charges of $3.9 million and $10.1 million, respectively. Charges primarily consisted of severance and employment-related costs due to reductions in headcount, along with lease exit costs and contract termination. Credits related to changes in estimates to previously reported accruals.
Charges for these restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for post-employment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. All charges were classified as Restructuring, impairment and related charges in the unaudited condensed consolidated statements of operations.
The following table details the Company’s severance and other restructuring accrual activity (in millions):

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance as of December 31, 2017	$26.3	$11.1	$37.4
Restructuring (credits) charges	(1.8)	5.7	3.9
Payments and other(1)	(17.2)	(4.2)	(21.4)
Balance as of June 30, 2018	$7.3	$12.6	$19.9
(1)Other consists of changes in the liability balance due to foreign currency translation.
Of the total ending balance as of June 30, 2018 and December 31, 2017, $12.1 million and $7.8 million, and $30.1 million and $7.3 million were recorded as Other current liabilities and Other non-current liabilities, respectively.

Note 10: Share-based Payments
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	3.5	$10.88	8.5
Granted	0.2	17.00
Exercised	(0.3)	10.01
Forfeited	(0.1)	11.97
Outstanding as of June 30, 2018	3.3	$11.26	8.4
Exercisable as of June 30, 2018	1.0	10.67	7.3
Total recognized compensation cost related to these stock option awards was $1.1 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the total unrecognized compensation cost related to non-vested time-based option awards was $4.4 million.
Performance-Based Options
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	1.6	$11.23	7.8
Granted	0.1	17.00
Exercised	—	—
Forfeited	(0.2)	11.93
Outstanding as of June 30, 2018	1.5	$11.49	7.6
Exercisable as of June 30, 2018	—	—	—
At June 30, 2018, the total unrecognized compensation cost related to non-vested performance-based option awards was $2.2 million, which will be recognized once the performance condition is met.
Restricted Stock Units
The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2017	0.7	$11.28	7.1	$13.48	2.5	$1.50
Granted	0.0	17.00	0.6	17.00	0.2	3.68
Granted through modification (modified)	—	—	0.3	17.00	(0.3)	1.50
Vested	(0.0)	12.00	(0.2)	12.77	—	—
Forfeited	(0.0)	12.46	(0.1)	13.48	—	—
Unvested as of June 30, 2018	0.7	$11.38	7.7	$14.26	2.4	$1.68

The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Unrecognized at June 30, 2018
Time-Based RSUs	$8.1	$5.7	$12.8	$12.4	$32.4
Co-Investment RSUs	(0.4)	(0.1)	(0.2)	0.7	0.3
Performance-Based RSUs	—	—	—	—	4.1
Equity classified compensation cost	$7.7	$5.6	$12.6	$13.1	$36.8
Liability classified compensation cost	1.5	1.5	3.0	3.0	20.4
Total RSU stock-based compensation cost	$9.2	$7.1	$15.6	$16.1	$57.2
Cassidy Turley - Deferred Purchase Obligation
The following table summarizes the Company's expense related to the DPO for those who elected to receive their consideration in shares (in millions):

	Deferred Purchase Obligation Compensation Cost
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Employees	$2.4	$2.8	$4.8	$5.9
Non-Employees	2.5	2.8	5.9	5.5
Total DPO Expense	$4.9	$5.6	$10.7	$11.4
In conjunction with the acquisition of Cassidy Turley, Inc. on December 31, 2014, an additional payment of $179.8 million will be made on the fourth anniversary of the closing and is tied to continuing employment. This will be recognized as compensation expense over the four years until it is paid. Selling shareholders were given the option to receive the additional payment in the form of the Company’s shares or cash. The accrued value of the cash-settled portion was $115.1 million and $105.6 million as of June 30, 2018 and December 31, 2017, respectively and included in Other current liabilities in the unaudited condensed consolidated balance sheets.
Note 11: Commitments and Contingencies
Lease commitments and purchase obligations
The Company has entered into commercial operating leases on certain office premises and motor vehicles. There are no financial restrictions placed upon the Company by entering into these leases. Additionally, the Company has entered into capital leases as a means of funding the acquisition of furniture and equipment and acquiring access to property and vehicles. Rental payments are generally fixed, with no special terms or conditions. Deferred lease incentive liabilities were $8.9 million and $6.0 million included in Other current liabilities in the unaudited condensed consolidated balance sheets and $42.6 million and $49.2 million included in Other non-current liabilities in the unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 9 years and maximum potential future payments of approximately $40.5 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
Contingencies
In the normal course of business, the Company is subject to various claims and litigation. Many of these claims are covered under the Company’s current insurance programs, subject to self-insurance levels and deductibles. The Company is also subject to threatened or pending legal actions arising from activities of contractors. Such liabilities include the potential costs to settle litigation. A liability is recorded for the potential costs of carrying out further works based on known claims and previous claims history, and for losses from litigation that are probable and estimable. A liability is also recorded for the Company’s incurred but not reported ("IBNR") claims, based on assessment using prior claims history. Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited condensed consolidated balance sheets. As of June 30, 2018 and December 31,

2017, contingent liabilities recorded within Other current liabilities were $93.9 million and $88.5 million, respectively and contingent liabilities recorded within Other non-current liabilities were $27.6 million and $29.4 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At June 30, 2018 and December 31, 2017, E&O claims were $50.4 million and $54.1 million, respectively, and workers’ compensation liabilities were $71.1 million and $63.8 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited condensed consolidated balance sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
For a portion of these liabilities, the Company had indemnification assets as of June 30, 2018 and December 31, 2017, totaling $17.8 million and $18.2 million, respectively. The indemnification periods for all related agreements ended before December 31, 2017. Recoveries not yet received under any expired indemnification agreements are expected to be settled in cash during 2018. The Company had insurance recoverable balances as of June 30, 2018 and December 31, 2017 totaling $17.8 million and $17.6 million.
Note 12: Related Party Transactions
TPG Capital, L.P. (“TPG”) and PAG Asia Capital Limited (“PAG”) previously provided management and transaction advisory services to the Company pursuant to a management services agreement. There were no transaction advisory fees related to integration and financing activities for the three months ended June 30, 2018 and 2017. Transaction advisory fees related to integration and financing activities were $0.4 million and $0.0 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, the Company paid an annual fee of $4.3 million, payable quarterly, for management advisory services. In conjunction with the Company’s IPO in the third quarter of 2018, the management services agreement governing these payments was terminated and resulted in a termination fee of $11.9 million.
Transactions with equity accounted investees
For the three and six months ended June 30, 2018 and 2017, the Company had no material sales or purchases with equity accounted investees.
As of June 30, 2018 and December 31, 2017, the Company had no material receivables or payables with equity accounted investees.
Receivables from affiliates
As of June 30, 2018 and December 31, 2017, the Company had receivables from affiliates of $40.9 million and $34.1 million and $227.8 million and $232.8 million that are included in Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited condensed consolidated balance sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
Note 13: Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

• Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;
• Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

•	Level 3: inputs for the asset or liability that are based on unobservable inputs in which there is little or no market data.
There were no significant transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2017.

Financial Instruments
The Company's financial instruments include cash and cash equivalents, trade and other receivables, deferred purchase price receivable ("DPP"), restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions.
The estimated fair value of external debt was $3.1 billion and $2.8 billion as of June 30, 2018 and December 31, 2017, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.1 billion and $2.9 billion as of June 30, 2018 and December 31, 2017, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts and net investment hedges are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
The Company holds investments in privately-held companies that are classified as equity securities which are not required to be consolidated. As of June 30, 2018 and December 31, 2017, investments in equity securities without readily determinable fair values had a carrying value of approximately $11.8 million and $5.3 million, respectively. The Company did not recognize any investment related impairment losses during the three and six months ended June 30, 2018.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in millions):

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$90.5	$90.5	$—	$—
Deferred compensation plan assets	53.8	53.8	—	—
Foreign currency forward contracts	1.5	—	1.5	—
Cross-currency interest rate swaps	11.3	—	11.3	—
Foreign currency net investments hedges	0.1	—	0.1	—
Interest rate cap agreements	9.8	—	9.8	—
Interest rate swap agreements	1.5	—	1.5	—
Deferred purchase price receivable	28.7	—	—	28.7
Total	$197.2	$144.3	$24.2	$28.7
Liabilities
Deferred compensation plan liabilities	$52.1	$52.1	$—	$—
Foreign currency forward contracts	1.7	—	1.7	—
Earn-out liabilities	43.5	—	—	43.5
Total	$97.3	$52.1	$1.7	$43.5

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$59.7	$59.7	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Cross-currency interest rate swaps	7.1	—	7.1	—
Interest rate cap agreements	8.9	—	8.9	—
Interest rate swap agreements	0.5	—	0.5	—
Deferred purchase price receivable	41.9	—	—	41.9
Total	$118.9	$59.7	$17.3	$41.9
Liabilities
Deferred compensation plan liabilities	$59.6	$59.6	$—	$—
Foreign currency forward contracts	2.2	—	2.2	—
Cross-currency interest rate swaps	0.4	—	0.4	—
Foreign currency net investment hedges	0.7	—	0.7	—
Earn-out liabilities	51.3	—	—	51.3
Total	$114.2	$59.6	$3.3	$51.3
Deferred Compensation Plans
The Company provides a deferred compensation plan to certain U.S. employees whereby a portion of employee compensation is held in trust, enabling the employees to defer tax on compensation until payment is made to them from the trust. The employee is at risk for any investment fluctuations of the funds held in trust. The fair value of assets and liabilities are based on the value of the underlying investments using quoted prices in active markets at period end. In the event of insolvency of the entity, the trust’s assets are available to all general creditors of the entity.
Deferred compensation plan assets are presented within Prepaid expenses and other current assets and Other non-current assets in the unaudited condensed consolidated balance sheets. Deferred compensation liabilities are presented within Accrued compensation and Other non-current liabilities in the unaudited condensed consolidated balance sheets.
Foreign Currency Forward Contracts and Net Investment Hedges, and Interest Rate Swaps and Cap Agreements
Refer to Note 7: Derivative Financial Instruments and Hedging Activities for discussion of the fair value associated with these derivative assets and liabilities.
Deferred Purchase Price Receivable
The Company recorded a DPP under its A/R Securitization upon the initial sale of trade receivables. The DPP represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP is subsequently remeasured each reporting period in order to account for activity during the period, such as the Seller’s interest in any newly transferred receivables, collections on previously transferred receivables attributable to the DPP and changes in estimates for credit losses. Changes in the DPP attributed to changes in estimates for credit losses are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. The DPP is included in Other non-current assets in the unaudited condensed consolidated balance sheets and is valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows. Refer to Note 14: Accounts Receivable Securitization for more information.
Earn-out Liabilities
Earn-out liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The fair value of earn-out liabilities is based on the present value of probability-weighted expected return method related to the earn-out performance criteria on each reporting date. The probabilities of achievement assigned to the performance criteria are determined based on due diligence performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. Adjustments to the earn-out liabilities in periods subsequent to the completion of acquisitions are reflected within Operating, administrative and other in the unaudited condensed consolidated statements of operations.

The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2018	2017
Balance as of January 1,	$51.3	$30.5
Net change in fair value and other adjustments	0.2	2.0
Payments	(8.0)	(11.9)
Balance as of June 30,	$43.5	$20.6

Balance as of April 1,	$49.4	$22.4
Net change in fair value and other adjustments	(0.5)	0.1
Payments	(5.4)	(1.9)
Balance as of June 30,	$43.5	$20.6
Note 14: Accounts Receivable Securitization
On March 8, 2017, the Company entered into the A/R Securitization, whereby it continuously sells trade receivables to an unaffiliated financial institution. Under the A/R Securitization, one of the Company’s wholly owned subsidiaries sells (or contributes) the receivables to a wholly owned special purpose entity at fair market value. The special purpose entity then sells 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entity is a wholly owned subsidiary of the Company, it is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of its assets prior to any assets or value in such special purpose entity becoming available to its equity holders and its assets are not available to pay other creditors of the Company. Upon the initial sale of trade receivables, the Company recorded a $38.3 million DPP and received $85.0 million in cash of the $100.0 million investment limit. The A/R Securitization terminates on March 6, 2020, unless extended or an earlier termination event occurs.
All transactions under the A/R Securitization are accounted for as a true sale in accordance with ASC 860, Transfers and Servicing ("Topic 860"). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the statement of financial position. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with Topic 860. Any financial statement impact associated with the servicing liability was immaterial for all periods presented.
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the six months ended June 30, 2018 and 2017, receivables sold under the A/R securitization were $518.0 million and $469.1 million, respectively, and cash collections from customers on receivables sold were $511.9 million and $324.8 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited condensed consolidated statement of cash flows. As of June 30, 2018 and December 31, 2017, the outstanding principal on receivables sold under the A/R Securitization were $138.9 million and $132.8 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of June 30, 2018 and December 31, 2017.
The Company did not recognize any income or loss related to receivables sold for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, the Company recognized a loss related to the receivables sold of $0.0 million and $1.2 million respectively, that was recorded in Operating, administrative and other expense in the unaudited condensed consolidated statements of operations. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. For the three and six months ended June 30, 2018 and 2017, the Company incurred program costs of $1.4 million and $2.2 million, and $0.7 million and $2.2 million, respectively, which were included in Operating, administrative and other expenses in the unaudited condensed consolidated statements of operations.

During the third quarter of 2018, the Company amended the A/R Securitization to increase its capacity to $125.0 million. Refer to Note 16: Subsequent Events for additional information.
Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated unaudited condensed consolidated balance sheets to the sum of such amounts presented in the unaudited condensed consolidated statements of cash flows (in millions):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash and cash equivalents, beginning of period	$405.6	$382.3
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	62.3	42.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$467.9	$424.8

Cash and cash equivalents, end of period	$382.4	$327.7
Restricted cash recorded in Prepaid expenses and other current assets, end of period	52.2	63.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$434.6	$391.2
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash paid for:
Interest	$85.0	$64.3
Income taxes	27.4	17.2
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	2.7	2.1
Deferred and contingent payment obligation incurred through acquisitions	—	2.5
Equity issued in conjunction with acquisitions	—	1.0
(Decrease) increase in beneficial interest in a securitization	(13.2)	56.7
Note 16: Subsequent Events
The Company has evaluated subsequent events through September 6, 2018, the date on which the financial statements were issued.
On June 13, 2018, a new entity was incorporated in England and Wales, Cushman & Wakefield Limited. On July 6, 2018, a share-for-share exchange occurred between the shareholders of DTZ Jersey Holdings Limited and Cushman & Wakefield Limited, after which Cushman & Wakefield Limited became the new holding entity for the Company’s subsidiaries.
On July 12, 2018, Cushman & Wakefield Limited reduced the nominal value of each ordinary share issued to $0.01. On July 19, 2018, Cushman & Wakefield Limited re-registered as a public limited company organized under the laws of England and Wales named Cushman & Wakefield plc. Following the Re-registration, the Company undertook a share consolidation of its outstanding ordinary shares, which resulted in a proportional decrease in the number of ordinary shares outstanding as well as corresponding adjustments to outstanding options and restricted share units on a 10 for 1 basis.
On August 6, 2018, the Company completed an IPO of its ordinary shares in which it issued and sold 51.8 million ordinary shares at a price of $17.00 per share. This IPO resulted in net proceeds of approximately $823.9 million after deducting $55.9 million in offering expenses.
On August 6 and 7, 2018, the Company completed a concurrent private placement (the "Concurrent Private Placement") of its ordinary shares in which it sold 10.6 million shares to Vanke Service (Hong Kong) Co., Limited ("Vanke Service") at a price of $17.00 per share. This Concurrent Private Placement resulted in net proceeds of approximately $170.6 million after deducting fees related to the private placement.

On August 8, 2018, the Company paid off the outstanding principal of $450.0 million of its Second Lien Loan. This resulted in the acceleration of outstanding deferred financing fees of $8.3 million.
On August 20, 2018, the Company amended the A/R Securitization to increase its capacity to $125.0 million. The A/R Securitization is scheduled to expire on August 20, 2021 unless renewed by the mutual consent of the parties.
On August 21, 2018, the Company entered into a $3.5 billion Credit Agreement, comprised of a $2.7 billion term loan and a $810.0 million revolving credit facility. Net proceeds from the term loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $17.1 million in debt transaction costs). With the proceeds from the Credit Agreement, the Company subsequently paid off all outstanding principal and accrued interest under the First Lien Credit Agreement of $2.6 billion and $25.9 million, respectively, which also resulted in acceleration of unamortized deferred financing fees of $39.2 million.
The Credit Agreement bears interest at the Company's election, at a rate equal to either (i) the Eurodollar Rate (as defined in the Credit Agreement), plus an applicable margin equal to 3.25% per annum or (ii) the Base Rate (as defined in the Credit Agreement), plus an applicable margin equal to 2.25% per annum. The Company selected an initial interest rate equal to the Eurodollar Rate plus the applicable margin of 3.25% per annum. The Credit Agreement matures on August 21, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and with our audited Consolidated Financial Statements included in our Prospectus as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act.
As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.
Overview
Cushman & Wakefield is a top three global commercial real estate services firm, built on a trusted brand and backed by approximately 48,000 employees and serving the world's real estate owners and occupiers through a scalable platform. We operate across approximately 400 offices in 70 countries, managing over 3.5 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. Our business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services.
Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2017 included in the Prospectus. There have been no material changes to these policies as of June 30, 2018.
Recently Issued Accounting Pronouncements
See Recently Issued Accounting Pronouncements section within Note 2: New Accounting Standards of the Notes to unaudited interim Condensed Consolidated Financial Statements.
Revenue Recognition
The Company adopted ASU No. 2014-09, Topic 606, which replaced most existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. Topic 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. Refer to Note 5: Revenue of the Notes to unaudited interim Condensed Consolidated Financial Statements for the impact the adoption of these standards had on the Company's financial statements and related disclosures, as well as significant judgments performed by the Company when applying Topic 606.
Items Affecting Comparability
When reading our financial statements and the information included in this Quarterly Report, it should be considered that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations that could affect future performance. We believe that the following material trends and uncertainties are important to an understanding of the variability in our historical earnings and cash flows and the potential for continued variability in the future.

Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity; changes in interest rates; the impact of tax and regulatory policies; changes in employment rates; level of commercial construction spending; the cost and availability of credit; and the geopolitical environment.
Compensation is a significant expense and many of our Leasing and Capital markets professionals are paid on a commission and/or bonus basis that is linked to their revenue production or the profitability of their activity. As a result, the negative effect of difficult market conditions on our Fee revenue is partially mitigated by a reduction in our compensation expense. Nevertheless, adverse economic trends could pose significant risks to our operating performance and financial condition.
Acquisitions
Our results include the incremental impact of completed acquisitions from the date of acquisition, which may impact the comparability of our results on a year-over-year basis. Additionally, there is generally an adverse impact on net income for a period of time after the completion of an acquisition driven by transaction-related and integration expenses. We have historically used strategic and in-fill acquisitions to add new service capabilities, to increase our scale within existing capabilities and to expand our presence in new or existing geographic regions globally. We believe that strategic acquisitions will increase revenue, provide cost synergies and generate incremental income in the long term.
Seasonality
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets, which impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. There is a general focus on completing transactions by calendar year-end with a significant concentration in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our Fee revenue and operating profit tend to be lowest in the first quarter, and highest in the fourth quarter of each year. The Property, facilities and project management service line partially mitigates this intra-year seasonality, owing to the recurring nature of this service line, which generates more stable revenues throughout the year.
Inflation
Our commission and other operating costs tied to revenue are primarily impacted by factors in the commercial real estate market. These factors have the potential to be affected by inflation. Other costs such as wages and costs of goods and services provided by third parties also have the potential to be impacted by inflation. However, we do not believe that inflation has materially impacted our operations.
International Operations
Our business consists of service lines operating in multiple regions inside and outside of the U.S. Our international operations expose us to global economic trends as well as foreign government tax, regulatory and policy measures.
Additionally, outside of the U.S., we generate earnings in other currencies and are subject to fluctuations relative to the U.S. dollar ("USD"). As we continue to grow our international operations through acquisitions and organic growth, these currency fluctuations have the potential to positively or adversely affect our operating results measured in USD. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
In order to assist our investors and improve comparability of results, we present the year-over-year changes in certain of our non-GAAP financial measures, such as Fee revenue and Adjusted EBITDA, in "local" currency. The local currency change represents the year-over-year change assuming no movement in foreign exchange rates from the prior year. We believe that this provides our management and investors with a better view of comparability and trends in the underlying operating business.
Adoption of New Accounting Standards
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. Comparative information continues to be reported under the accounting standards in effect for those periods.

The most significant effects of the new guidance on the comparability of our results of operations for the three and six months ended June 30, 2018 and 2017 include the following:

i.
Certain revenues in our Leasing service line are recognized earlier. This resulted in additional Revenue and Fee revenue of $15.2 million and $24.9 million for the three and six months ended June 30, 2018, partially offset by related commissions and tax impacts.

ii.
The proportion of facility and property management contracts accounted for on a gross basis increased, resulting in higher Revenue and Cost of services of $84.0 million and $203.5 million for the three and six months ended June 30, 2018, with no impact on Fee revenue, Operating loss, Net loss or the statement of cash flows.

See Note 5: Revenue of the Notes to unaudited interim Condensed Consolidated Financial Statements for additional information.
Use of Non-GAAP Financial Measures
The following measures are considered "non-GAAP financial measures" under SEC guidelines:

i.	Fee revenue and Fee-based operating expenses;

ii.	Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and Adjusted EBITDA margin; and

iii.	Local currency.
Our management principally uses these non-GAAP financial measures to evaluate operating performance, develop budgets and forecasts, improve comparability of results and assist our investors in analyzing the underlying performance of our business. These measures are not recognized measurements under GAAP. When analyzing our operating results, investors should use them in addition to, but not as an alternative for, the most directly comparable financial results calculated and presented in accordance with GAAP. Because the Company’s calculation of these non-GAAP financial measures may differ from other companies, our presentation of these measures may not be comparable to similarly titled measures of other companies.
The Company believes that these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods and may be useful for investors to analyze our financial performance. The measures eliminate the impact of certain items that may obscure trends in the underlying performance of our business. The Company believes that they are useful to investors, for the additional purposes described below.
Fee revenue: The Company believes that investors may find this measure useful to analyze the financial performance of our Property, facilities and project management service line and our business generally. Fee revenue is GAAP revenue excluding costs reimbursable by clients which have substantially no margin, and as such provides greater visibility into the underlying performance of our business.
Additionally, pursuant to business combination accounting rules, certain fees that may have been deferred by the acquiree may be recorded as a receivable on the acquisition date by the Company. Such fees are included in Fee revenue as acquisition accounting adjustments based on when the acquiree would have recognized revenue in the absence of being acquired by the Company.
Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis ("gross contract costs") in both revenue and operating expenses. As described above, gross contract costs are excluded from revenue in determining “Fee revenue.” Gross contract costs are similarly excluded from operating expenses in determining “Fee-based operating expenses.” Excluding gross contract costs from Fee-based operating expenses more accurately reflects how we manage our expense base and operating margins and, accordingly, is useful to investors and other external stakeholders for evaluating performance.
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to acquisitions, stock-based compensation, the deferred payment obligation related to the acquisition of Cassidy Turley and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-

cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is calculated by dividing Adjusted EBITDA by Fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% Change in USD	% Change in Local Currency	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% Change in USD	% Change in Local Currency
Revenue:
Total revenue	$1,974.3	$1,700.6	16%	15%	$3,742.0	$3,161.9	18%	16%
Less: Gross contract costs	(532.3)	(401.5)	33%	33%	(1,054.1)	(769.3)	37%	35%
Acquisition accounting adjustments	2.4	2.6	n/m	n/m	2.5	12.7	n/m	n/m
Total Fee revenue	$1,444.4	$1,301.7	11%	10%	$2,690.4	$2,405.3	12%	10%
Service Lines:
Property, facilities and project management	$657.1	$617.3	6%	6%	$1,272.1	$1,205.2	6%	4%
Leasing	476.1	396.9	20%	18%	796.0	675.8	18%	16%
Capital markets	201.0	170.8	18%	16%	415.1	317.7	31%	28%
Valuation and other	110.2	116.7	(6)%	(8)%	207.2	206.6	0%	(4)%
Total Fee revenue	$1,444.4	$1,301.7	11%	10%	$2,690.4	$2,405.3	12%	10%
Costs and expenses:
Cost of services, operating and administrative expenses excluding gross contract costs	$1,344.3	$1,259.2	7%	5%	$2,590.7	$2,409.8	8%	5%
Gross contract costs	532.3	401.5	33%	33%	1,054.1	769.3	37%	35%
Depreciation and amortization	71.6	65.9	9%	7%	141.4	128.9	10%	7%
Restructuring, impairment and related charges	(6.4)	10.1	(163)%	(167)%	4.0	10.2	(61)%	(62)%
Total costs and expenses	1,941.8	1,736.7	12%	11%	3,790.2	3,318.2	14%	12%
Operating income/(loss)	$32.5	$(36.1)	(190)%	(195)%	$(48.2)	$(156.3)	(69)%	(70)%

Adjusted EBITDA	$169.8	$130.6	30%	28%	$244.6	$159.7	53%	51%
Adjusted EBITDA margin	11.8%	10.0%			9.1%	6.6%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss attributable to the Company	$(32.2)	$(47.3)	$(124.2)	$(167.0)
Add/(less):
Depreciation and amortization(1)	71.6	65.9	141.4	128.9
Interest expense, net of interest income(2)	52.0	44.0	96.4	85.7
Provision (benefit) from income taxes	15.1	(32.5)	(16.6)	(74.2)
Integration and other costs related to acquisitions(3)	41.1	79.2	106.8	141.8
Stock-based compensation (4)	8.8	6.2	14.9	14.3
Cassidy Turley deferred payment obligation (5)	10.9	11.0	21.3	22.1
Other (6)	2.5	4.1	4.6	8.1
Adjusted EBITDA	$169.8	$130.6	$244.6	$159.7
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $52 million and $48 million and $104 million and $93 million for the three and six months ended June 30, 2018 and 2017, respectively.
(2) Interest expense, net of interest income includes one-time write-off of financing fees incurred in relation to debt modifications of $3 million for the six months ended June 30, 2018.
(3) Integration and other costs related to acquisitions represents certain direct and incremental costs resulting from acquisitions and certain related integration efforts as a result of those acquisitions, as well as costs related to our restructuring efforts.
(4) Share-based compensation represents non-cash compensation expense associated with our equity compensation plans. Refer to Note 10: Share-based Payments of the Notes to the unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 for additional information.
(5) Cassidy Turley deferred payment obligation represents expense associated with a deferred payment obligation related to the acquisition of Cassidy Turley on December 31, 2014, which will be paid out before the end of 2018. Refer to Note 10: Share-based Payments of the Notes to the unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 for additional information.
(6) Other includes sponsor monitoring fees of approximately $1 million and $2 million and $2 million and $2 million for the three and six months ended June 30, 2018 and 2017, respectively; accounts receivable securitization costs of approximately $2 million and $3 million and $2 million and $5 million for the three and six months ended June 30, 2018 and 2017, respectively; and other items.
Below is the reconciliation of Total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Total costs and expenses	$1,941.8	$1,736.7	$3,790.2	$3,318.2
Less: Gross contract costs	(532.3)	(401.5)	(1,054.1)	(769.3)
Fee-based operating expenses	$1,409.5	$1,335.2	$2,736.1	$2,548.9
The following table presents a reconciliation of Fee-based operating expenses by segment to consolidated Fee-based operating expenses (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Americas Fee-based operating expenses	$868.6	$801.2	$1,656.2	$1,531.9
EMEA Fee-based operating expenses	180.9	158.0	354.2	300.2
APAC Fee-based operating expenses	227.5	212.2	439.2	414.3
Segment Fee-based operating expenses	1,277.0	1,171.4	2,449.6	2,246.4

Depreciation and amortization	71.6	65.9	141.4	128.9
Integration and other costs related to acquisitions (1)	38.7	76.6	104.3	129.1
Stock-based compensation	8.8	6.2	14.9	14.3
Cassidy Turley deferred payment obligation	10.9	11.0	21.3	22.1
Other	2.5	4.1	4.6	8.1
Fee-based operating expenses	$1,409.5	$1,335.2	$2,736.1	$2,548.9
(1) Represents integration and other costs related to acquisitions, comprised of certain direct and incremental costs resulting from acquisitions and related integration efforts, as well as costs related to our restructuring programs, excluding the impact of acquisition accounting revenue adjustments as these amounts do not impact operating expenses.

Three months ended June 30, 2018 compared to three months ended June 30, 2017
Revenue
Revenue was $2.0 billion, an increase of $273.7 million or 16%. Gross contract costs, primarily in the Property, facilities and project management service line, increased $130.8 million driven by the $84.0 million impact of the adoption of Topic 606. Foreign currency had a $17.9 million favorable impact on Revenue, driving approximately 1% growth.
Fee revenue was $1.4 billion, an increase of $127.1 million or 10% on a local currency basis, reflecting increases primarily in Leasing and Property, facilities and project management. Leasing Fee revenue increased $74.2 million or 18% on a local currency basis, driven by an Americas increase of $68.2 million or 22% on a local currency basis, with the remainder of the Fee revenue growth primarily in APAC. Property, facilities and project management Fee revenue increased $34.7 million or 6.0% on a local currency basis, driven by an Americas increase of $21.0 million or 5% on a local currency basis, with the remainder of the Fee revenue growth primarily in EMEA.
Operating expenses
Operating expenses were $1.9 billion, an increase of $205.1 million or 12%. The increase in operating expenses reflected increased cost associated with revenue growth and the $84.0 million increase to gross contract costs resulting from the adoption of Topic 606 discussed above.
Fee-based operating expenses, excluding Depreciation and amortization, integration and other costs related to acquisitions and stock-based compensation, were $1.3 billion, an 8% increase on a local currency basis. The growth in Fee-based operating expenses reflected higher cost of services associated with Fee revenue growth.
Interest expense
Interest expense, net of interest income was $52.0 million, an increase of $8.0 million, driven by higher average borrowings during the period.
Provision (benefit) from income taxes
The provision for income taxes was $15.1 million, a change of $47.6 million. The change was driven by the effect of a lower loss before income taxes, as well as estimated unfavorable impact of certain sections of the Tax Act and a change in the mix of geographical earnings from the prior period.
Net loss and Adjusted EBITDA
Net loss was $32.2 million, a decrease of $15.1 million, primarily driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses, partially offset by the higher provision for income taxes.
Adjusted EBITDA was $169.8 million, an increase of $37.5 million or 28%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses and the $6.4 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 11.8%, compared to 10.0% in the prior year, driven by Fee revenue mix and operating leverage.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Revenue
Revenue was $3.7 billion, an increase of $580.1 million or 18%. Gross contract costs, primarily in the Property, facilities and project management service line, increased $284.8 million driven by the $203.5 million impact of the adoption of Topic 606. Foreign currency had a $56.5 million favorable impact on Revenue, driving approximately 2% growth.
Fee revenue was $2.7 billion, an increase of $238.9 million or 10% on a local currency basis, reflecting increases in Leasing, Capital markets and Property, facilities and project management. Leasing Fee revenue increased by $107.3 million or 16% on a local currency basis driven primarily by the Americas. Capital markets Fee revenue increased by $91.9 million or 28% on a local currency basis, driven by an Americas increase of $72.3 million or 30% on a local currency basis, and an APAC increase of $20.2 million or 89% on a local currency basis. Property, facilities and project management increased by $47.5 million or 4% on a local currency basis, driven primarily by an Americas increase of $34.4 million or 4% on a local currency basis, with the remainder of the Fee revenue growth primarily in EMEA.

Operating expenses
Operating expenses were $3.8 billion, an increase of $472.0 million or 14%. The increase in operating expenses reflected increased cost associated with revenue growth and the $203.5 million increase to gross contract costs resulting from the adoption of Topic 606 discussed above.
Fee-based operating expenses, excluding Depreciation and amortization, integration and other costs related to acquisitions and stock-based compensation, were $2.4 billion, a 7% increase on a local currency basis. The growth in Fee-based operating expenses reflected higher cost of services associated with Fee revenue growth.
Interest expense
Interest expense, net of interest income was $96.4 million, an increase of $10.7 million, driven by a higher average annual borrowings and a one-time charge of $3.4 million as a result of the March 2018 debt modification.
Benefit from income taxes
The benefit from income taxes was $16.6 million, a decrease of $57.6 million. The decrease was driven by a lower net loss before taxes, as well as a lower effective tax rate as a result of the Tax Act which was partially offset by discrete tax benefits recorded in the first quarter of 2018.
Net loss and Adjusted EBITDA
Net loss was $124.2 million, a decrease of $42.8 million, primarily driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses, partially offset by the lower benefit from income taxes.
Adjusted EBITDA increased by $83.2 million or 51%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses and the $10.7 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 9.1%, compared to 6.6% in the prior year, driven by Fee revenue mix and operating leverage.
Segment Operations
We report our operations through the following segments: (1) Americas, (2) Europe, the Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA includes operations in the UK, France, Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, China and other markets in the Asia Pacific region.
For segment reporting, gross contract costs are excluded from revenue in determining Fee revenue. Gross contract costs are excluded from operating expenses in determining Fee-based operating expenses. Additionally, our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to acquisitions, stock-based compensation, expense related to the Cassidy Turley deferred payment obligation and other items.

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% Change in USD	% Change in Local Currency	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% Change in USD	% Change in Local Currency
Total revenue	$1,372.1	$1,128.7	22%	22%	$2,578.3	$2,115.9	22%	22%
Less: Gross contract costs	(383.0)	(239.8)	60%	60%	(739.3)	(471.4)	57%	57%
Acquisition accounting adjustments	2.4	2.5	n/m	n/m	2.5	12.6	n/m	n/m
Total Fee revenue	$991.5	$891.4	11%	11%	$1,841.5	$1,657.1	11%	11%

Service lines:
Property, facilities and project management	$426.2	$406.8	5%	5%	$830.4	$797.7	4%	4%
Leasing	374.3	305.7	22%	22%	620.3	520.1	19%	19%
Capital markets	150.9	122.7	23%	23%	314.0	241.3	30%	30%
Valuation and other	40.1	56.2	(29)%	(28)%	76.8	98.0	(22)%	(21)%
Total Fee revenue	$991.5	$891.4	11%	11%	$1,841.5	$1,657.1	11%	11%

Segment operating expenses	$1,251.6	$1,041.0	20%	20%	$2,395.5	$2,003.3	20%	20%
Less: Gross contract costs	(383.0)	(239.8)	60%	60%	(739.3)	(471.4)	57%	57%
Total Fee-based operating expenses	$868.6	$801.2	8%	9%	$1,656.2	$1,531.9	8%	8%

Adjusted EBITDA	$122.9	$90.0	37%	36%	$185.4	$125.0	48%	48%
Adjusted EBITDA Margin	12.4%	10.1%			10.1%	7.5%
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Americas revenue was $1.4 billion, an increase of $243.4 million or 22%. The change in revenue includes higher gross contract costs of $78.8 million as a result of the adoption of Topic 606.
Fee revenue was $1.0 billion, an increase of $101.5 million or 11% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Leasing and Capital markets. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $12.7 million on a local currency basis.
Fee-based operating expenses were $868.6 million, an increase of 9% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $122.9 million, an increase of $32.7 million or 36% on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses and the $5.1 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 12.4%, compared to 10.1% in the prior year.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Americas revenue was $2.6 billion, an increase of $462.4 million or 22%. The change in revenue includes higher gross contract costs of $166.5 million as a result of the adoption of Topic 606.
Fee revenue was $1.8 billion, an increase of $184.6 million or 11% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Leasing and Capital markets. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $21.8 million on a local currency basis.
Fee-based operating expenses were $1.7 billion, an increase of 8% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $185.4 million, an increase of $60.2 million or 48% on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses and the $9.1 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.1%, compared to 7.5% in the prior year.
EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% Change in USD	% Change in Local Currency	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% Change in USD	% Change in Local Currency
Total revenue	$214.8	$199.5	8%	1%	$424.0	$346.8	22%	11%
Less: Gross contract costs	(15.1)	(19.3)	(22)%	(27)%	(61.0)	(37.8)	61%	45%
Total Fee revenue	$199.7	$180.2	11%	4%	$363.0	$309.0	17%	7%

Service lines:
Property, facilities and project management	$63.5	$48.0	32%	24%	$118.1	$86.6	36%	24%
Leasing	58.8	58.3	1%	(5)%	106.7	99.2	8%	(2)%
Capital markets	34.6	34.4	1%	(5)%	58.5	54.0	8%	(1)%
Valuation and other	42.8	39.5	8%	2%	79.7	69.2	15%	5%
Total Fee revenue	$199.7	$180.2	11%	4%	$363.0	$309.0	17%	7%

Segment operating expenses	$196.0	$177.3	11%	4%	$415.2	$338.0	23%	12%
Less: Gross contract costs	(15.1)	(19.3)	(22)%	(27)%	(61.0)	(37.8)	61%	45%
Total Fee-based operating expenses	$180.9	$158.0	14%	7%	$354.2	$300.2	18%	8%

Adjusted EBITDA	$20.1	$22.4	(10)%	(14)%	$11.5	$9.6	20%	14%
Adjusted EBITDA Margin	10.1%	12.4%			3.2%	3.1%
Three months ended June 30, 2018 compared to three months ended June 30, 2017
EMEA revenue was $214.8 million, an increase of $15.3 million or 8%. Foreign currency had a $13.0 million favorable impact on Revenue, driving approximately 7% growth.
Fee revenue was $199.7 million, an increase of $8.0 million or 4% on a local currency basis, driven primarily by growth in Property, facilities and project management. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $1.0 million on a local currency basis.
Fee-based operating expenses were $180.9 million, an increase of 7% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $20.1 million, a decrease of $3.3 million or 14% on a local currency basis, driven by increases in Fee-based operating expenses exceeding increases in Fee revenue. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.1%, compared to 12.4% in the prior year.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
EMEA revenue was $424.0 million, an increase of $77.2 million. The change in revenue includes higher contract costs of $17.1 million as a result of the adoption of Topic 606. Foreign currency had a $34.7 million favorable impact on Revenue, driving approximately 10% growth.
Fee revenue was $363.0 million, an increase of $24.2 million or 7% on a local currency basis, driven primarily by growth in the Property, facilities and project management and Valuation and other. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $3.7 million on a local currency basis.
Fee-based operating expenses were $354.2 million, an increase of 8% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.

Adjusted EBITDA was $11.5 million and remained relatively consistent on a local currency basis. Adjusted EBITDA margin, calculated on a Fee revenue basis, remained relatively consistent.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% Change in USD	% Change in Local Currency	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% Change in USD	% Change in Local Currency
Total revenue	$387.4	$372.4	4%	2%	$739.7	$699.2	6%	3%
Less: Gross contract costs	(134.2)	(142.4)	(6)%	(6)%	(253.8)	(260.1)	(2)%	(4)%
Acquisition accounting adjustments	—	0.1	n/m	n/m	—	0.1	n/m	n/m
Total Fee revenue	$253.2	$230.1	10%	7%	$485.9	$439.2	11%	7%

Service lines:
Property, facilities and project management	$167.4	$162.5	3%	1%	$323.6	$320.9	1%	(3)%
Leasing	43.0	32.9	31%	27%	69.0	56.5	22%	17%
Capital markets	15.5	13.7	13%	13%	42.6	22.4	90%	89%
Valuation and other	27.3	21.0	30%	25%	50.7	39.4	29%	23%
Total Fee revenue	$253.2	$230.1	10%	7%	$485.9	$439.2	11%	7%

Segment operating expenses	$361.7	$354.6	2%	—%	$693.0	$674.4	3%	—%
Less: Gross contract costs	(134.2)	(142.4)	(6)%	(6)%	(253.8)	(260.1)	(2)%	(4)%
Total Fee-based operating expenses	$227.5	$212.2	7%	4%	$439.2	$414.3	6%	2%

Adjusted EBITDA	$26.8	$18.2	47%	43%	$47.7	$25.1	90%	81%
Adjusted EBITDA Margin	10.6%	7.9%			9.8%	5.7%
Three months ended June 30, 2018 compared to three months ended June 30, 2017
APAC revenue was $387.4 million, an increase of $15.0 million. The change in revenue includes higher gross contract costs of $12.8 million as a result of the adoption of Topic 606. Foreign currency had a $6.6 million favorable impact on Revenue, driving approximately 2% growth.
Fee revenue was $253.2 million, an increase of $17.5 million or 7% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Leasing and Valuation and other. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $1.5 million on a local currency basis.
Fee-based operating expenses were $227.5 million, an increase of 4% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $26.8 million, an increase of $8.2 million or 43% on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.6% compared to 7.9% in the prior year.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
APAC revenue was $739.7 million, an increase of $40.5 million. The change in revenue includes higher gross contract costs of $19.9 million as a result of the adoption of Topic 606. Foreign currency had a $22.0 million favorable impact on Revenue, driving approximately 3% growth.
Fee revenue was $485.9 million, an increase of $30.1 million or 7% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Capital markets, Leasing and Valuation and other. The adoption of Topic 606 negatively impacted Fee revenue in the Leasing service line by $0.6 million on a local currency basis.

Fee-based operating expenses were $439.2 million, and remained relatively consistent on a local currency basis.
Adjusted EBITDA was $47.7 million, an increase of $21.3 million or 81% on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 9.8% compared to 5.7% in the prior year.
Liquidity and Capital Resources
We believe that we have adequate funds and liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand, borrowings under our revolving credit facility and our ability to access additional indebtedness through the capital markets.
As of June 30, 2018, the Company had liquidity of approximately $868 million, which consisted of cash on hand of $382.4 million and our undrawn revolving credit facility of $486.0 million.
The Company's outstanding First Lien and Second Lien debt was $3.0 billion as of June 30, 2018, which net of cash on hand, provided for a net debt position of approximately $2.6 billion. The change in net debt of approximately $34 million from March 31, 2018, was driven by a lower cash balance due to the seasonality of our business.
In August 2018, the $450 million Second Lien Loan was repaid with IPO proceeds; a new Credit Agreement was raised to increase liquidity, extend maturity and the lower borrowing rate; the First Lien loan was repaid; and a new revolving credit facility was entered into which expended borrowing capacity from $486 million to $810 million. As a result, the Company's available liquidity increased significantly. See "Subsequent Borrowing Activities" below for more information. Additionally, in August 2018, Standard & Poor’s raised the Company’s rating to BB-.
Historical Cash Flows

Cash Flow Summary
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash used in operating activities	$(179.4)	$(239.1)
Net cash (used in) provided by investing activities	(36.9)	17.7
Net cash provided by financing activities	181.1	173.9
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	1.9	13.9
Change in cash, cash equivalents and restricted cash	$(33.3)	$(33.6)
Operating Activities
Operating activities used $179.4 million of cash for the six months ended June 30, 2018, a decrease of $59.7 million from the prior year. The change was driven by a lower net loss partially offset by higher working capital requirements.
Investing Activities
The Company used $36.9 million in cash in investing activities for the six months ended June 30, 2018, a change of $54.6 million from the prior year. The change was driven by the receipt of cash upon the initial sale of trade receivables in the AR Securitization transaction of $84.8 million occurring only in the prior period, partially offset by lower expenditures on property and equipment of $37.2 million in the current period.
Financing Activities
Financing activities provided $181.1 million in cash for the six months ended June 30, 2018, an increase of $7.2 million from the prior year, driven by higher net borrowing activity.
Off-Balance Sheet Arrangements
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. Our current expectation is that future payment or performance related to non-performance under these guarantees is considered remote. See Note 11: Commitments and Contingencies of the Notes to unaudited interim Condensed Consolidated Financial Statements for further information.

The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $100.0 million, $85.0 million of which the Company received in cash upon the initial sale of trade receivables. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. The A/R Securitization terminates on March 6, 2020, unless extended or an earlier termination event occurs. See Note 14: Accounts Receivable Securitization of the Notes to unaudited interim Condensed Consolidated Financial Statements for further information.
Indebtedness
We have incurred debt to finance the acquisitions of DTZ, Cassidy Turley and C&W Group, Inc., as discussed in our previously filed Prospectus. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness.
Long-Term Debt
First Lien Loan
On November 4, 2014, certain of our subsidiaries, DTZ U.S. Borrower, LLC (the "US Borrower") and DTZ Aus Holdco Pty Limited, (the "Australian Borrower" and together with the U.S. Borrower, the "Borrowers") and DTZ UK Guarantor Limited, as guarantor ( the "UK Guarantor") entered into a $950.0 million first lien credit agreement (the “First Lien Credit Agreement” or “First Lien”), comprised of a $750.0 million term loan (as increased from time to time, the “First Lien Loan”) and a $200.0 million revolving facility (as increased from time to time, the “Revolver”).The First Lien Loan matures on November 4, 2021 and the First Lien Credit Agreement requires quarterly principal payments equal to approximately $6.8 million.
On March 15, 2018, the Borrowers obtained incremental term commitments in an aggregate amount of $250.0 million under the First Lien Credit Agreement, as amended ("First Lien Amendment No. 10"). Terms of the First Lien Credit Agreement were not modified, and the incremental term commitments were issued under the same pricing and maturity terms as the exiting loans under the Amended First Lien Credit Agreement. Total proceeds of $244.8 million (net of $3.4 million of debt issuance costs and $1.8 million of original issue discount) were received. The Borrowers also increased the capacity of the Revolver to approximately $486.0 million.
The First Lien Credit Agreement has been amended several times since establishment of the loan which has resulted in additional borrowings of $2.0 billion. The balance of the First Lien Loan, net of deferred financing fees at June 30, 2018 and December 31, 2017 was $2.6 billion and $2.3 billion.
The First Lien Credit Agreement contains a springing financial covenant, tested on the last day of each fiscal quarter if there are outstanding loans under the Revolver and outstanding letters of credit (subject to certain exceptions) in an aggregate principal amount exceeding the then-applicable percentage threshold (which varies depending on the outstanding aggregate principal amount of undrawn letters of credit) multiplied by the aggregate Revolver commitments. If the financial covenant is triggered, the UK Guarantor may not permit the First Lien Net Leverage Ratio to exceed 5.80 to 1.00. This financial covenant has not been triggered in any period since we entered into our First Lien Credit Agreement in 2014.
For additional information on our long-term debt, see Note 8: Long-term Debt and Other Borrowings of the Notes to unaudited interim Condensed Consolidated Financial Statements.
Second Lien Loan
On November 4, 2014, the Borrowers and the UK Guarantor entered into a $210.0 million second lien credit agreement (the “Second Lien Credit Agreement,” and together with the First Lien Credit Agreement, the “Credit Agreements”), comprised of a $210.0 million term loan (the “Second Lien Loan”).
The Second Lien Credit Agreement has been amended several times since establishment of the loan which has resulted in additional borrowings of $475.0 million and repayments of $235.0 million. The balance of the Second Lien Loan, net of deferred financing fees at June 30, 2018 and December 31, 2017 was $441.6 million and $460.0 million.
The Second Lien Loan matures on November 4, 2022 and is payable on maturity. The mandatory prepayment requirements for the Second Lien Loan are substantially the same as for the First Lien Loan.

For additional information on our long-term debt, see Note 8: Long-term Debt and Other Borrowings of the Notes to unaudited interim Condensed Consolidated Financial Statements.
Short-Term Borrowings
Revolver
The Revolver was established on November 4, 2014 pursuant to the terms included in the First Lien Credit Agreement, as amended, and has an aggregated maximum borrowing limit of $486.0 million.
As of June 30, 2018 and December 31, 2017, the Borrowers had no outstanding funds drawn under the Revolver, which matures partially on (i) November 4, 2019 and (ii) the earlier of September 15, 2022 and any date that is 91 days before the maturity date with respect to any First Lien term loans. In March 2018, the Borrowers increased the borrowing capacity of the revolver by approximately $111.0 million to $486.0 million. In addition, a second amendment as of March 15, 2018 amended the financial covenant under the Revolver.
The Revolver also includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of June 30, 2018 and December 31, 2017, the Borrowers had issued letters of credit with an aggregate face value of $60.9 million and $65.5 million. These letters of credit were issued in the normal course of business.
For additional information on our long-term debt, see Note 8: Long-term Debt and Other Borrowings of the Notes to unaudited interim Condensed Consolidated Financial Statements.
Subsequent Borrowing Activities
On August 8, 2018, the Company paid off the outstanding principal of $450.0 million of its Second Lien Loan. This resulted in the acceleration of outstanding deferred financing fees of $8.2 million.
On August 21, 2018, the Company entered into a $3.5 billion Credit Agreement, comprised of a $2.7 billion term loan and a $810.0 million revolving credit facility. Net proceeds from the term loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $17.1 million in debt transaction costs). With the proceeds from the Credit Agreement, the Company subsequently paid off all outstanding principal and accrued interest under the First Lien Credit Agreement of $2.6 billion and $25.9 million, respectively, which also resulted in acceleration of unamortized deferred financing fees of $39.2 million.
The Credit Agreement bears interest at the Company's election, at a rate equal to either (i) the Eurodollar Rate (as defined in the Credit Agreement), plus an applicable margin equal to 3.25% per annum or (ii) the Base Rate (as defined in the Credit Agreement), plus an applicable margin equal to 2.25% per annum. The Company selected an initial interest rate equal to the Eurodollar Rate plus the applicable margin of 3.25% per annum. The Credit Agreement matures on August 21, 2025.
Off-Balance Sheet Arrangements
On August 20, 2018, the Company amended the A/R Securitization to increase its capacity to $125.0 million. The A/R Securitization is scheduled to expire on August 20, 2021 unless renewed by the mutual consent of the parties.
Derivatives
We are exposed to certain risks arising from both business operations and economic conditions, including interest rate risk and foreign currency risk. We manage interest rate risk primarily by managing the amount, sources and duration of debt funding and by using derivative financial instruments. Derivative financial instruments are used to manage differences in the amount, timing and duration of known or expected cash payments principally related to borrowings under the Credit Agreements as well as certain foreign currency exposures.
See Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to unaudited interim Condensed Consolidated Financial Statements as well as "Quantitative and Qualitative Disclosures About Market Risk" for additional information about risks managed through derivative activities.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance.

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” beginning on page 47. We believe that these factors include, but are not limited to:

•	disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve;

•	adverse developments in the credit markets;

•
our ability to compete globally, or in local geographic markets or service lines that are material to us, and the extent to which further industry consolidation, fragmentation or innovation could lead to significant future competition;

•	social, political and economic risks in different countries as well as foreign currency volatility;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our reliance on our Principal Shareholders;

•	the inability of our acquisitions to perform as expected and the unavailability of similar future opportunities;

•	perceptions of our brand and reputation in the marketplace and our ability to appropriately address actual or perceived conflicts of interest;

•	the operating and financial restrictions that our credit agreements impose on us and the possibility that in an event of default all of our borrowings may become immediately due and payable;

•	the substantial amount of our indebtedness, our ability and the ability of our subsidiaries to incur substantially more debt and our ability to generate cash to service our indebtedness;

•	the possibility we may face financial liabilities and/or damage to our reputation as a result of litigation;

•	our dependence on long-term client relationships and on revenue received for services under various service agreements;

•	the concentration of business with corporate clients;

•	the seasonality of significant portions of our revenue and cash flow;

•
our ability to execute information technology strategies, maintain the security of our information and technology networks and avoid or minimize the effect of an interruption or failure of our information technology, communications systems or data services;

•	the possibility that infrastructure disruptions may disrupt our ability to manage real estate for clients;

•	the possibility that our goodwill and other intangible assets could become impaired;

•	our ability to comply with new laws or regulations and changes in existing laws or regulations and to make correct determinations in complex tax regimes;

•	our ability to execute on our strategy for operational efficiency successfully;

•	the possibility we may be subject to environmental liability as a result of our role as a property or facility manager or developer of real estate;

•
our expectation to be a “controlled company” within the meaning of the applicable stock exchange corporate governance standards, which would allow us to qualify for exemptions from certain corporate governance requirements;

•
the fact that the Principal Shareholders have significant influence over us and key decisions about our business that could limit other shareholders’ ability to influence the outcome of matters submitted to shareholders for a vote;

•
the fact that certain of our shareholders have the right to engage or invest in the same or similar businesses as us; the possibility that the rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware;

•	the possibility that U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management;

•
the possibility that English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others and may prevent attempts by our shareholders to replace or remove our current management;

•	the possibility that provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others;

•
the possibility that given our status as a public limited company incorporated in England and Wales, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure;

•	the fact that, prior to our IPO, there was no prior public market for our ordinary shares and an active, liquid trading market for our ordinary shares may not develop;

•
the fluctuation of the market price of our ordinary shares, and the impact on the market price of our ordinary shares of the possibility that we or our existing investors may sell additional ordinary shares or that we may attempt future offerings of debt or equity securities;

•	the fact that we do not currently anticipate paying any dividends in the foreseeable future;

•	the fact that we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends;

•
the fact that our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, and the possibility that the requirements of being a public company may strain our resources and distract our management; and

•	the possibility that securities or industry analysts may not publish research or may publish inaccurate or unfavorable research about our business.
The factors identified above should not be construed as exhaustive list of factors that could affect our future results, and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. The forward-looking statements made in this Quarterly Report are made only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this Quarterly Report that could cause actual results to differ before making an investment decision to purchase our ordinary shares. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market and Other Risk Factors
Market Risk
The principal market risks we are exposed to are:

i.	Interest rates on debt obligations; and

ii.	Foreign exchange risk.
We manage these risks primarily by managing the amount, sources, and duration of our debt funding and by using various derivative financial instruments such as interest rate hedges or foreign currency contracts. We enter into derivative instruments with trusted counterparties and diversify across counterparties to reduce credit risk. These derivative instruments are strictly used for risk management purposes and, accordingly, are not used for trading or speculative purposes.
Interest Rates
We are exposed to interest rate volatility with regard to our existing debt issuances. Our interest rate exposure relates to our First Lien Loan, Second Lien Loan and Revolver. We manage this interest rate risk by entering into interest rate swap and cap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates.
Our $2.6 billion First Lien Loan due in November 2021 bears interest at an annual rate of LIBOR +3.25%.
Our $450.0 million Second Lien Loan due in November 2022 bears interest at an annual rate of LIBOR +7.75%.
We continually assess interest rate sensitivity to estimate the impact of rising short-term interest rates on our variable rate debt. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing cost. Historically, we have maintained the majority of our overall interest rate exposure on a fixed-rate basis. In order to achieve this, we have entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and will continue to do so as appropriate. See Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to the unaudited interim Condensed Consolidated Financial Statements for additional information about interest rate risks managed through derivative activities and notional amounts of underlying hedged items.
Foreign Exchange
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. Refer to the discussion of international operations, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.
Our foreign exchange risk management strategy is achieved by establishing local operations in the markets that we serve, invoicing customers in the same currency that costs are incurred and the use of derivative financial instruments such as foreign currency forwards. Translating expenses incurred in foreign currencies into USD offsets the impact of translating revenue earned in foreign currencies into USD. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany transactions and cash management. See Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to the unaudited interim Condensed Consolidated Financial Statements for additional information about foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee. Our Disclosure Committee consists of our General Counsel, our Global Head of Investor Relations, our Global Treasurer, our Global Head of Financial Planning & Analysis, our Global Controller, our senior officers of significant business lines and other select employees.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of June 30, 2018 to accomplish their objectives at the reasonable assurance level.

Part II. Other Information
Item 1.     Legal Proceedings
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. See Note 11: Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report for information regarding legal proceedings, which is incorporated herein by reference in response to this item.
Item 1A. Risk Factors
Risks associated with an investment in our ordinary shares include, but are not limited to, the risk factors described below. If any of the risks described below actually occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our ordinary shares could decline and you may lose all or part of your investment. You should carefully consider the risks and uncertainties described below as well as our unaudited Condensed Consolidated Financial Statements and related notes, before making an investment decision.
Risks Related to Our Business
The success of our business is significantly related to general economic conditions and, accordingly, our business, operations and financial condition could be adversely affected by economic slowdowns, liquidity crises, fiscal or political uncertainty and possible subsequent downturns in commercial real estate asset values, property sales and leasing activities in one or more of the geographies or industry sectors that we or our clients serve.
Periods of economic weakness or recession, significantly rising interest rates, fiscal or political uncertainty, market volatility, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets or the public perception that any of these events may occur may negatively affect the performance of some or all of our service lines.
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, changes in interest rates, the impact of tax and regulatory policies, the cost and availability of credit and the geopolitical environment.
Adverse economic conditions or political or regulatory uncertainty could also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate assets and properties planned for development, which in turn could reduce the commissions and fees that we earn. In addition, economic downturns may reduce demand for our valuation and other service line and sales transactions and financing services in our capital markets service line.
The performance of our property management services depends upon the performance of the properties we manage. This is because our fees are generally based on a percentage of rent collections from these properties.

Rent collections may be affected by many factors, including: (1) real estate and financial market conditions prevailing generally and locally; (2) our ability to attract and retain creditworthy tenants, particularly during economic downturns; and (3) the magnitude of defaults by tenants under their respective leases, which may increase during distressed economic conditions.
Our service lines could also suffer from political or economic disruptions that affect interest rates or liquidity or create financial, market or regulatory uncertainty. For example, the U.K. has submitted formal notification under Article 50 of the Lisbon Treaty to the European Council of the U.K. to withdraw its membership in the European Union (commonly known as “Brexit”). Speculation about the terms and consequences of Brexit for the U.K. and other European Union members has caused and may continue to cause market volatility and currency fluctuations and adversely impact our clients’ confidence, which has resulted and may continue to result in a deterioration in our EMEA segment as leasing and investing activity slowed. In continental Europe and Asia Pacific, the economies in certain countries where we operate can be uncertain, which may adversely affect our financial performance. Economic, political and regulatory uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global landscape, make it increasingly difficult for us to predict our financial performance into the future. As a result, any guidance or outlook that we provide on our performance is based on then-current conditions, and there is a risk that such guidance may turn out to be inaccurate.
We have numerous local, regional and global competitors across all of our service lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
We compete across a variety of service lines within the commercial real estate services and investment industry, including property, facilities and project management, leasing, capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of financing), and advisory on real estate debt and equity decisions. Although we are one of the largest commercial real estate services firms in the world as measured by 2017 revenue, our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography, property type or service line, we face competition from other commercial real estate services providers and investment firms, including outsourcing companies that have traditionally competed in limited portions of our property, facilities management and project management service line and have expanded their offerings from time to time, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service line than we have allocated to that geography, property type or service line. In addition, future changes in laws could lead to the entry of other new competitors, such as financial institutions. Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis. We are further subject to competition from large national and multinational firms that have similar service and investment competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types, service lines that we serve. Our industry has continued to consolidate, as evidenced by CBRE Group, Inc.’s 2015 acquisition of the facilities management business of Johnson Controls, Inc., Jones Lang LaSalle Incorporated’s 2011 acquisition of King Sturge in Europe and other recent consolidations. Beyond our two direct competitors, CBRE Group, Inc. and Jones Lang LaSalle Incorporated, the sector is highly fragmented amongst regional, local and boutique providers. Although many of our competitors across our larger product and service lines are smaller local or regional firms, they may have a stronger presence in their core markets than we do. In addition, disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.
Adverse developments in the credit markets may harm our business, results of operations and financial condition.
Our capital markets (including representation of buyers and sellers in sales transactions and the arrangement of financing) and valuation and other service lines are sensitive to credit cost and availability as well as marketplace liquidity. Additionally, the revenues in all of our service lines are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market.
Disruptions in the credit markets may adversely affect our advisory services to investors, owners, and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of commercial real estate are not able to obtain favorable financing, resulting in the lack of disposition and acquisition opportunities for our projects, our valuation and other and capital markets service lines may be unable to generate incentive fees.
Our operations are subject to social, political and economic risks in different countries as well as foreign currency volatility.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. Our business consists of service lines operating in multiple regions inside and outside of the United States. Outside of the United States, we generate earnings in other currencies and our operating performance is subject to fluctuations relative to the U.S. dollar, or USD. As we continue to grow our international operations through acquisitions and organic growth, these currency fluctuations have the potential to positively or adversely affect our operating results measured in USD. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. For example, Brexit was associated with a significant decline in the value of the British pound sterling against the USD in 2016 and negotiations with respect to the terms of the U.K.’s withdrawal or other changes to the membership or policies of the European Union, or speculation about such events, may be associated with increased volatility in the British pound sterling or other foreign currency exchange rates against the USD.
In addition to exposure to foreign currency fluctuations, our international operations expose us to international economic trends as well as foreign government policy measures. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits;

•	adverse changes in regulatory or tax requirements and regimes or uncertainty about the application of or the future of such regulatory or tax requirements and regimes;

•
the responsibility of complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions, e.g., with respect to data protection, privacy regulations, corrupt practices, embargoes, trade sanctions, employment and licensing;

•	the responsibility of complying with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other anti-bribery, anti-money laundering and corruption laws;

•	the impact of regional or country-specific business cycles and economic instability;

•	greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;

•	a tendency for clients to delay payments in some European and Asian countries;

•	political and economic instability in certain countries;

•	foreign ownership restrictions with respect to operations in certain countries, particularly in Asia Pacific and the Middle East, or the risk that such restrictions will be adopted in the future; and

•
changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments as a result of any such changes to laws or policies or due to trends such as populism, economic nationalism and against multinational companies.

Our business activities are subject to a number of laws that prohibit various forms of corruption, including local laws that prohibit both commercial and governmental bribery and anti-bribery laws that have a global reach, such as the

FCPA and the U.K. Bribery Act. Additionally, our business activities are subject to various economic and trade sanctions programs and import and export control laws, including (without limitation) the economic sanctions rules and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions or dealings with specified countries and territories, their governments, and—in certain circumstances—their nationals, as well as with individuals and entities that are targeted by list-based sanctions programs. We maintain written policies and procedures and implement anti-corruption and anti-money laundering compliance programs, as well as programs designed to enable us to comply with applicable economic and trade sanctions programs and import and export control laws (“Compliance Programs”). However, coordinating our activities to address the broad range of complex legal and regulatory environments in which we operate presents significant challenges. Our current Compliance Programs may not address the full scope of all possible risks, or may not be adhered to by our employees or other persons acting on our behalf. Accordingly, we may not be successful in complying with regulations in all situations and violations may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies (including disgorgement), and other costs against us or our employees, and may have a material adverse effect on our reputation and business.
In addition, we have penetrated, and seek to continue to enter into, emerging markets to further expand our global platform. However, certain countries in which we operate may be deemed to present heightened business, operational, legal and compliance risks. We may not be successful in effectively evaluating and monitoring the key business, operational, legal and compliance risks specific to those markets. The political and cultural risks present in emerging countries could also harm our ability to successfully execute our operations or manage our service lines there.
Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.
We are dependent upon the retention of our leasing and capital markets professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, including our senior executive leadership, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is significant, and our industry is subject to a relatively high turnover of broker and other key revenue producers, and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent that we have in the past. Any significant decline in, or failure to grow, our ordinary share price may result in an increased risk of loss of these key personnel. Furthermore, shareholder influence on our compensation practices, including our ability to issue equity compensation, may decrease our ability to offer attractive compensation to key personnel and make recruiting, retaining and incentivizing such personnel more difficult. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer.
We rely on our Principal Shareholders.
We have in recent years depended on our relationship with our Principal Shareholders to help guide our business plan. Our Principal Shareholders have significant expertise in operational, financial, strategic and other matters. This expertise has been available to us through the representatives the Principal Shareholders have had on our board of directors and as a result of our management services agreement with the Principal Shareholders. Pursuant to a shareholders’ agreement we have entered into with our Principal Shareholders, representatives of the Principal Shareholders have the ability to appoint five of the seats on our board of directors, and as a result Jonathan Coslet, Timothy Dattels, Qi Chen, Lincoln Pan, and Rajeev Ruparelia have been appointed to our board of directors. In the future, the Principal Shareholders may elect to reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with them.
Our growth has benefited significantly from acquisitions, which may not perform as expected, and similar opportunities may not be available in the future.
A significant component of our growth over time has been generated by acquisitions. Starting in 2014, the Principal Shareholders and management have built our company through the combination of DTZ, Cassidy Turley and C&W

Group. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient funds from our cash on hand, cash flow from operations, existing debt facilities and additional indebtedness to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of businesses acquired may prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction and deferred financing costs, among others. See “—Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.”
We have had, and may continue to experience, challenges in integrating operations, brands and information technology systems acquired from other companies. This could result in the diversion of management’s attention from other business concerns and the potential loss of our key employees or clients or those of the acquired operations. The integration process itself may be disruptive to our business and the acquired company’s businesses as it requires coordination of geographically diverse organizations and implementation of new branding, i.e., transitioning to the “Cushman & Wakefield” brand, and accounting and information technology systems. There is generally an adverse impact on net income for a period of time after the completion of an acquisition driven by transaction-related and integration expenses. Acquisitions also frequently involve significant costs related to integrating information technology and accounting and management services.
We complete acquisitions with the expectation that they will result in various benefits, including enhanced revenues, a strengthened market position, cross-selling opportunities, cost synergies and tax benefits. Achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including the realization of accretive benefits in the timeframe anticipated, whether we will experience greater-than-expected attrition from professionals licensed or associated with acquired firms and whether we can successfully integrate the acquired business. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.
Our brand and reputation are key assets of our company, and our business may be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, even if related to seemingly isolated incidents and whether or not factually correct, could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including handling of client complaints, regulatory compliance, such as compliance with the FCPA, the U.K. Bribery Act and other anti-bribery, anti-money laundering and corruption laws, the use and protection of client and other sensitive information and from actions taken by regulators or others in response to such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor may be attributed to us, thus damaging our reputation and brand value and increasing the attractiveness of our competitors’ services. Also, business decisions or other actions or omissions of our joint venture partners, the Principal Shareholders or management may adversely affect the value of our investments, result in litigation or regulatory action against us and otherwise damage our reputation and brand. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a company with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

The protection of our brand, including related trademarks, may require the expenditure of significant financial and operational resources. Moreover, the steps we take to protect our brand may not adequately protect our rights or prevent third parties from infringing or misappropriating our trademarks. Even when we detect infringement or misappropriation of our trademarks, we may not be able to enforce all such trademarks. Any unauthorized use by third parties of our brand may adversely affect our brand. Furthermore, as we continue to expand our business, especially internationally, there is a risk we may face claims of infringement or other alleged violations of third-party intellectual property rights, which may restrict us from leveraging our brand in a manner consistent with our business goals.
Our credit agreements impose operating and financial restrictions on us, and in an event of a default, all of our borrowings would become immediately due and payable.
Our credit agreements impose, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:

•	plan for or react to market conditions;

•	meet capital needs or otherwise carry out our activities or business plans; and

•	finance ongoing operations, strategic acquisitions, investments or other capital needs or engage in other business activities that would be in our interest, including:

◦	incurring or guaranteeing additional indebtedness;

◦	granting liens on our assets;

◦	undergoing fundamental changes;

◦	making investments;

◦	selling assets;

◦	making acquisitions;

◦	engaging in transactions with affiliates;

◦	amending or modifying certain agreements relating to junior financing and charter documents;

◦	paying dividends or making distributions on or repurchases of share capital;

◦	repurchasing equity interests or debt;

◦	transferring or selling assets, including the stock of subsidiaries; and

◦	issuing subsidiary equity or entering into consolidations and mergers.
In addition, under certain circumstances we will be required to satisfy and maintain specified financial ratios and other financial condition tests under certain covenants in our First Lien Credit Agreement. Our ability to comply with the terms of our credit agreements can be affected by events beyond our control, including prevailing economic, financial market and industry conditions, and we cannot give assurance that we will be able to comply when required. These terms could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other opportunities. We continue to monitor our projected compliance with the terms of our credit agreements.
A breach of any restrictive covenants in our credit agreements could result in an event of default under our debt instruments. If any such event of default occurs, the lenders under our credit agreements may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreements also have the right in these circumstances to terminate any commitments they have to provide further borrowings and to foreclose on collateral pledged under the credit agreements. In addition, an event of default under our credit agreements could trigger a cross-default or cross-acceleration under our other material debt instruments and credit agreements.

Our credit agreements are jointly and severally guaranteed by substantially all of our material subsidiaries organized in the United States, England and Wales, Australia and Singapore, subject to certain exceptions. Each guarantee is secured by a pledge of substantially all of the assets of the subsidiary giving the pledge.
Moody’s Investors Service, Inc. and S&P Global Ratings rate our significant outstanding debt. These ratings, and any downgrades or any written notice of any intended downgrading or of any possible change, may affect our ability to borrow as well as the costs of our future borrowings.
We have a substantial amount of indebtedness, which may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
We have a substantial amount of indebtedness. As of June 30, 2018, our total debt was approximately $3.0 billion, nearly all of which consisted of debt under our credit agreements. Our First Lien Loan had a balance, net of deferred financing fees, at June 30, 2018 of $2.6 billion, and our Second Lien Loan had a balance, net of deferred financing fees, of $441.6 million. As of June 30, 2018, we had no outstanding funds drawn under our Revolver.
Our level of indebtedness increases the possibility that we may be unable to pay the principal amount of our indebtedness and other obligations when due. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under such instruments;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk that if unhedged, or if our hedges are ineffective, interest expense on our variable rate indebtedness will increase;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
place us at a competitive disadvantage compared to our competitors that are less highly leveraged and therefore able to take advantage of opportunities that our indebtedness prevents us from exploiting;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes; and

•	cause us to pay higher rates if we need to refinance our indebtedness at a time when prevailing market interest rates are unfavorable.
Any of the above listed factors could have a material adverse effect on our business, prospects, results of operations and financial condition.
Furthermore, our interest expense would increase if interest rates increase because our debt under our credit agreements bears interest at floating rates, which could adversely affect our cash flows. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, including the First Lien Loan and Second Lien Loan, sell assets, borrow more money or sell additional equity. There is no guarantee that we would be able to meet these requirements.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. Although the credit agreements contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our ability to pay interest on and principal of our debt obligations principally depends upon our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments and reduce indebtedness over time.
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, including our First Lien Loan and Second Lien Loan, selling assets or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness, including our First Lien Loan and Second Lien Loan, if at all, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, could affect our ability to satisfy our debt obligations and have a material adverse effect on our business, prospects, results of operations and financial condition.
We are subject to various litigation risks and may face financial liabilities and/or damage to our reputation as a result of litigation.
We are exposed to various litigation risks and from time to time are party to various legal proceedings that involve claims for substantial amounts of money. We depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, irrespective of the ultimate outcome of that allegation, may harm our professional reputation and as such materially damage our business and its prospects, in addition to any financial impact.
As a licensed real estate broker and provider of commercial real estate services, we and our licensed sales professionals and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our sales professionals or independent contractors to litigation from parties who purchased, sold or leased properties that we brokered or managed in the jurisdictions in which we operate.
We are subject to claims by participants in real estate sales and leasing transactions, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our obligations. We are also subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits and/or fines from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain laws, rules and regulations.
In our Property, facilities and project management service line, we hire and supervise third-party contractors to provide services for our managed properties. We may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager or project manager, even if we have technically disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.
Because we employ large numbers of building staff in facilities that we manage, we face the risk of potential claims relating to employment injuries, termination and other employment matters. While we are generally indemnified by the building owners in respect of such claims, we can provide no assurance that will continue to be the case. We also face employment-related claims as an employer with respect to our corporate and other employees for which we would bear ultimate responsibility in the event of an adverse outcome in such matters.
In addition, especially given the size of our operations, there is always a risk that a third party may claim that our systems or offerings, including those used by our brokers and clients, may infringe such third party’s intellectual property rights and may result in claims or suits by third parties. Any such claims or litigation, whether successful or unsuccessful, could require us to enter into settlement agreements with such third parties (which may not be on terms favorable to us), to stop or revise our use or sale of affected systems, products or services or to pay damages, which could materially negatively affect our business.
Adverse outcomes of property and facilities management disputes and related or other litigation could have a material adverse effect on our business, financial condition, results of operations and prospects, particularly to the extent we may be liable on our contracts, or if our liabilities exceed the amounts of the insurance coverage procured and maintained by us. Some of these litigation risks may be mitigated by any the commercial insurance policies we maintain in amounts we believe are appropriate. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages.
Adverse outcomes of property and facilities management disputes and related or other litigation could have a material adverse effect on our business, financial condition, results of operations and prospects, particularly to the extent we may be liable on our contracts, or if our liabilities exceed the amounts of the insurance coverage procured and maintained by us. Some of these litigation risks may be mitigated by the commercial insurance policies we maintain. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Additionally, in the event of grossly negligent or intentionally wrongful conduct, insurance policies that we may have may not cover us at all. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly rated companies. Any of these events could materially negatively impact our business, financial condition, results of operations and prospects.
We are substantially dependent on long-term client relationships and on revenue received for services under various service agreements.
Many of the service agreements we have with our clients may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. Some agreements related to our Leasing service line may be rescinded without notice. In this competitive market, if we are unable to maintain long-term client relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and resulting weaknesses in the markets in which they themselves compete led to additional pricing pressure from clients as they came under financial pressure. These effects have continued to moderate, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union, the United States and China, including as a result of volatility in oil and commodity prices, changes in trade policies and other political and commercial factors over which we have no control.
The concentration of business with corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.
We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified, as we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. For example, part of our strategy is to increase our revenues from existing clients which may lead to an increase in corporate clients and therefore greater concentration of revenues. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client (1) experiences its own financial problems; (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (3) decides to reduce its operations or its real estate facilities; (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (5) decides to change its providers of real estate services; or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers.

Where we provide real estate services to firms in the financial services industry, including banks and investment banks, we are experiencing indirectly the increasing extent of the regulatory environment to which they are subject in the aftermath of the global financial crisis. This increases the cost of doing business with them, which we are not always able to pass on, as a result of the additional resources and processes we are required to provide as a critical supplier.
Significant portions of our revenue and cash flow are seasonal, which could cause our financial results and liquidity to fluctuate significantly.
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets, which impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Historically, our fee revenue and operating profit tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Also, we have historically relied on our internally generated cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our internally generated cash flow is seasonal and is typically lowest in the first quarter of the year, when fee revenue is lowest and largest in the fourth quarter of the year when fee revenue is highest. This variance among periods makes it difficult to compare our financial condition and results of operations on a quarter-by-quarter basis. In addition, the seasonal nature of our internally generated cash flow can result in a mismatch with funding needs for working capital and ongoing capital expenditures, which we manage using available cash on hand and, as necessary, our revolving credit facility. We are therefore dependent on the availability of cash on hand and our debt facilities, especially in the first and second quarters of the year. Further, as a result of the seasonal nature of our business, political, economic or other unforeseen disruptions occurring in the fourth quarter that impact our ability to close large transactions may have a disproportionate effect on our financial condition and results of operations.
A failure to appropriately address actual or perceived conflicts of interest could adversely affect our service lines.
Our Company has a global business with different service lines and a broad client base and is therefore subject to numerous potential, actual or perceived conflicts of interests in the provision of services to our existing and potential clients. For example, conflicts may arise from our position as broker to both owners and tenants in commercial real estate lease transactions. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, but these policies and procedures may not be adequate and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to identify, disclose and manage potential conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations. In addition, it is possible that in some jurisdictions regulations could be changed to limit our ability to act for parties where conflicts exist even with informed consent, which could limit our market share in those markets. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.
Failure to maintain and execute information technology strategies and ensure that our employees adapt to changes in technology could materially and adversely affect our ability to remain competitive in the market.
Our business relies heavily on information technology, including on solutions provided by third parties, to deliver services that meet the needs of our clients. If we are unable to effectively execute and maintain our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services may be materially impaired. In addition, we make significant investments in new systems and tools to achieve competitive advantages and efficiencies. Implementation of such investments in information technology could exceed estimated budgets and we may experience challenges that prevent new strategies or technologies from being realized according to anticipated schedules. If we are unable to maintain current information technology and processes or encounter delays, or fail to exploit new technologies, then the execution of our business plans may be disrupted. Similarly, our employees require effective tools and techniques to perform functions integral to our business. Our payroll and compensation technology systems are important to ensuring that key personnel, in particular commission based personnel, are compensated accurately and on a timely basis. Failure to pay professionals the compensation they are due in a timely manner could result in higher attrition. Failure to successfully provide such tools and systems, or ensure that employees have properly adopted them, could materially and adversely impact our ability to achieve positive business outcomes.

Failure to maintain the security of our information and technology networks, including personally identifiable and client information, intellectual property and proprietary business information could significantly adversely affect us.
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our employees, contractors and vendors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Despite our security measures, and those of our third-party service providers, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, harm our relationships with contractors and vendors, damage our reputation, result in the loss of a competitive advantage, impact our ability to provide timely and accurate financial data and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence. Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result have less direct control over our data and information technology systems. Such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified and which could materially adversely affect us and our reputation. Furthermore, our, or our third-party vendors’, inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.
Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could damage our reputation and materially harm our operating results.
Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyber-attacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. With respect to cyberattacks and viruses, these pose growing threats to many companies, and we have been a target and may continue to be a target of such threats, which could expose us to liability, reputational harm and significant remediation costs and cause material harm to our business and financial results. In addition, the operation and maintenance of our systems and networks is in some cases dependent on third-party technologies, systems and services providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays and loss, corruption or exposure of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, contractors and vendors, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, any such event could result in substantial recovery and remediation costs and liability to customers, business partners and other third parties. We have business continuity and disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially adversely affected.
Our business relies heavily on the use of software and commercial real estate data, some of which is purchased or licensed from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to access such software, including an inability to renew such licenses on the same or similar terms, or provide data to our professionals and/or our clients, contractors and vendors or an inadvertent exposure of proprietary data could damage our reputation and competitive position, and our operating results could be adversely affected.

Infrastructure disruptions may disrupt our ability to manage real estate for clients or may adversely affect the value of real estate investments we make on behalf of clients.
The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm.
Our goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges against earnings.
Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, and such charge could materially adversely affect our reported results of operations, shareholders’ equity and our ordinary share price. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our ordinary share price falls below our net book value per share for a sustained period, could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.
Our service lines, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, or make incorrect determinations in complex tax regimes, we may incur significant financial penalties.
We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our service lines. Brokerage of real estate sales and leasing transactions and the provision of valuation services requires us and our employees to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we and our employees fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. A number of our services, including the services provided by certain of our indirect wholly-owned subsidiaries in the U.S., U.K., France and Japan, are subject to regulation or oversight by the SEC, Financial Industry Regulatory Authority ("FINRA"), the Defense Security Service, the U.K. Financial Conduct Authority, the Autorité des Marchés Financiers (France), the Financial Services Agency (Japan), the Ministry of Land, Infrastructure, Transport and Tourism (Japan) or other self-regulatory organizations and foreign and state regulators. Compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.
We are also subject to laws of broader applicability, such as tax, securities, environmental, employment laws and anti-bribery, anti-money laundering and corruption laws, including the Fair Labor Standards Act, occupational health and safety regulations, U.S. state wage-and-hour laws, the FCPA and the U.K. Bribery Act. Failure to comply with these requirements could result in the imposition of significant fines by governmental authorities, awards of damages to private litigants and significant amounts paid in legal fees or settlements of these matters. We operate in many jurisdictions with complex and varied tax regimes, and are subject to different forms of taxation resulting in a variable effective tax rate. In addition, from time to time we engage in transactions across different tax jurisdictions. Due to the different tax laws in the many jurisdictions where we operate, we are often required to make subjective determinations. The tax authorities in the various jurisdictions where we carry on business may not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in disputes and, ultimately, in the payment of additional funds to the government authorities in the jurisdictions where we carry on business, which could have an adverse effect on our results of operations. In addition, changes in tax rules or the outcome of tax assessments and audits could have an adverse effect on our results in any particular quarter.
As the size and scope of our business has increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing and other regulatory requirements and the possible loss resulting from non-compliance have increased. The global economic crisis has resulted in increased government and legislative activities, including the introduction of new legislation and changes to rules and regulations, which we expect will continue into the future. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business, including increasing the costs of regulatory compliance or preventing us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. For example, on May 25, 2018, the European General Data Protection Regulation will become effective with a greater territorial reach than existing laws and so may apply to many of our contracts and agreements throughout the world. To the extent it applies, we might be forced to update certain of our agreements, which may take significant time and cost. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our service lines, financial condition, results of operations and prospects.
Any failure by us to execute on our strategy for operational efficiency successfully could result in total costs and expenses that are greater than expected.
We have an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have adopted several initiatives, including development of our technology platforms, workflow processes and systems to improve client engagement and outcomes across our service lines.
Our ability to continue to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. In addition, we are vulnerable to increased risks associated with implementing changes to our tools, processes and systems given our varied service lines, the broad range of geographic regions in which we and our customers operate and the number of acquisitions that we have completed in recent years. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, if we experience delays, or if other unforeseen events occur, we may not achieve new or continue to achieve operational efficiencies and as a result our business and results of operations could be adversely affected.
We may be subject to environmental liability as a result of our role as a property or facility manager or developer of real estate.
Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. In our role as a property or facility manager or developer, we could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property. If we incur any such liability, our business could suffer significantly as it could be difficult for us to develop or sell such properties, or borrow funds using such properties as collateral. In the event of a substantial liability, our insurance coverage might be insufficient to pay the full damages, or the scope of available coverage may not cover certain of these liabilities. Additionally, liabilities incurred to comply with more stringent future environmental requirements could adversely affect any or all of service lines.
Risks Related to Ownership of Our Ordinary Shares
We are a “controlled company” within the meaning of the New York Stock Exchange ("NYSE ") corporate governance standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to shareholders of companies that are subject to such requirements.
The Principal Shareholders control a majority of the voting power of our outstanding ordinary shares. As a result, we are a “controlled company” as that term is set forth in the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•	that we have a compensation committee that is composed entirely of independent directors.
We are currently utilizing these exemptions. As a result, our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance standards. The Principal Shareholders’ significant ownership interest could adversely affect investors’ perceptions of our corporate governance.
The Principal Shareholders have significant influence over us , including control over decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.
We are controlled by the Principal Shareholders. The Principal Shareholders own approximately 64% of our total ordinary shares outstanding. Pursuant to a shareholders’ agreement we have entered into with our Principal Shareholders, the Principal Shareholders have the right to designate five of the seats on our board of directors, and as a result Jonathan Coslet, Timothy Dattels, Qi Chen, Lincoln Pan and Rajeev Ruparelia have been appointed to our board of directors. In addition, the Principal Shareholders jointly have the right to designate for nomination one additional director, defined herein as the Joint Designee, who must qualify as independent under the NYSE rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act, so long as they collectively own at least 50% of our total ordinary shares outstanding as of the closing of our IPO and the Concurrent Private Placement. As a result, the Principal Shareholders are able to exercise control over our affairs and policies, including the approval of certain actions such as amending our articles of association, commencing bankruptcy proceedings and taking certain actions (including, without limitation, incurring debt, issuing shares, selling assets and engaging in mergers and acquisitions), appointing members of our management and any transaction that requires shareholder approval regardless of whether others believe that such change or transaction is in our best interests. So long as the Principal Shareholders continue to hold a majority of our outstanding ordinary shares, the Principal Shareholders will have the ability to control the vote in any election of directors, amend our articles of association or take other actions requiring the vote of our shareholders. Even if the amount owned by the Principal Shareholders falls below 50%, the Principal Shareholders will continue to be able to strongly influence or effectively control our decisions. This control may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.
Additionally, the Principal Shareholders’ interests may not align with the interests of our other shareholders. The Principal Shareholders are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Principal Shareholders may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Certain of our directors have relationships with the Principal Shareholders, which may cause conflicts of interest with respect to our business.
Five of our seven directors are affiliated with the Principal Shareholders. These directors have fiduciary duties to us and, in addition, have duties to the applicable Principal Shareholder. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the affiliated Principal Shareholder, whose interests may be adverse to ours in some circumstances.
Certain of our shareholders have the right to engage or invest in the same or similar businesses as us.
The Principal Shareholders have other investments and business activities in addition to their ownership of us. The Principal Shareholders have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If the Principal Shareholders or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates.
In the event that any of our directors and officers who is also a director, officer or employee of the Principal Shareholders acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, if the Principal Shareholders pursue or acquire the corporate opportunity or if the Principal Shareholders do not present the corporate opportunity to us.
Additionally, the Principal Shareholders are in the business of making investments in companies and may currently hold, and may from time to time in the future acquire, controlling interests in businesses engaged in industries that complement or compete, directly or indirectly, with certain portions of our business. So long as the Principal Shareholders continue to indirectly own a significant amount of our equity, the Principal Shareholders will continue to be able to strongly influence or effectively control our decisions.
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware.
We are incorporated under the laws of England and Wales. The rights of holders of our ordinary shares are governed by the laws of England and Wales, including the provisions of the U.K. Companies Act 2006, and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations organized in Delaware. The principal differences are set forth in “Description of Share Capital— Differences in Corporate Law” in the Prospectus.
U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management.
We are incorporated under the laws of England and Wales. The United States and the United Kingdom do not currently have a treaty providing for the recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. The enforceability of any judgment of a U.S. federal or state court in the United Kingdom will depend on the laws and any treaties in effect at the time, including conflicts of laws principles (such as those bearing on the question of whether a U.K. court would recognize the basis on which a U.S. court had purported to exercise jurisdiction over a defendant). In this context, there is doubt as to the enforceability in the United Kingdom of civil liabilities based solely on the federal securities laws of the United States. In addition, awards for punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under U.S. securities laws would likely be considered punitive if it did not seek to compensate the claimant for loss or damage suffered and was intended to punish the defendant.
English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
Certain provisions of the U.K. Companies Act 2006 and our articles of association may have the effect of delaying or preventing a change in control of us or changes in our management. For example, our articles of association include provisions that:

•	create a classified board of directors whose members serve staggered three-year terms (but remain subject to removal as provided in our articles of association);

•
establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors;

•
provide our board of directors the ability to grant rights to subscribe for our ordinary shares and/or depositary interests representing our ordinary shares without shareholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the share ownership of a potential hostile acquirer;

•
provide certain mandatory offer provisions, including, among other provisions, that a shareholder, together with persons acting in concert, that acquires 30 percent or more of our issued shares without making an offer to all of our other shareholders that is in cash or accompanied by a cash alternative would be at risk of certain sanctions from our board of directors unless they acted with the consent of our board of directors or the prior approval of the shareholders; and

•
provide that vacancies on our board of directors may be filled by a vote of the directors or by an ordinary resolution of the shareholders, including where the number of directors is reduced below the minimum number fixed in accordance with the articles of association.

In addition, public limited companies are prohibited under the U.K. Companies Act 2006 from taking shareholder action by written resolution.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. See also “—Provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders.”
Provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders.
The U.K. City Code on Takeovers and Mergers (“Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the United Kingdom (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the United Kingdom (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers (“Takeover Panel”) to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.
If at the time of a takeover offer the Takeover Panel determines that we have our place of central management and control in the United Kingdom, we would be subject to a number of rules and restrictions, including but not limited to the following: (1) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (2) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (3) we would be obliged to provide equality of information to all bona fide competing bidders.
As a public limited company incorporated in England and Wales, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
The U.K. Companies Act 2006 provides that a board of directors of a public limited company may only allot shares (or grant rights to subscribe for or convertible into shares) with the prior authorization of shareholders, such authorization stating the maximum amount of shares that may be allotted under such authorization and specify the date on which such authorization will expire, being not more than five years, each as specified in the articles of association or relevant shareholder resolution. We have obtained authority from our shareholders to allot additional shares for a period of five years from July 18, 2018 (being the date on which the shareholder resolution was passed), which authorization will need to be renewed at least upon expiration (i.e., five years from July 18, 2018) but may be sought more frequently for additional five-year terms (or any shorter period).
Subject to certain limited exceptions, the U.K. Companies Act 2006 generally provides that existing shareholders of a company have statutory pre-emption rights when new shares in such company are allotted and issued for cash. However, it is possible for such statutory pre-emption right to be disapplied by either the articles of association of the company, or by shareholders passing a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast. Such a disapplication of statutory pre-emption rights may not be for more than five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the special resolution, if the disapplication is by special resolution. We have obtained authority from our shareholders to disapply statutory pre-emption rights for a period of five years from July 18, 2018, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
Subject to certain limited exceptions, the U.K. Companies Act 2006 generally prohibits a public limited company from repurchasing its own shares without the prior approval of its shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and subject to compliance with other statutory formalities. Such authorization may not be for more than five years from the date on which such ordinary resolution is passed.
Transfers of shares in Cushman & Wakefield plc outside DTC may be subject to stamp duty or stamp duty reserve tax in the U.K., which would increase the cost of dealing in shares in Cushman & Wakefield plc.
On completion of the IPO, new ordinary shares were issued to a nominee for The Depository Trust Company (“DTC”) and corresponding book-entry interests credited in the facilities of DTC. On the basis of current law and HM

Revenue & Customs (“HMRC”) practice, no charges to U.K. stamp duty or stamp duty reserve tax (“SDRT”) are expected to arise on the issue of any additional ordinary shares into DTC’s facilities or on transfers of book entry interests in ordinary shares within DTC’s facilities and you are strongly encouraged to hold your ordinary shares in book-entry form through the facilities of DTC
A transfer of title in the ordinary shares from within the DTC clearance system to a purchaser out of the DTC clearance system and any subsequent transfers that occur entirely outside the DTC clearance system, will attract a charge to stamp duty at a rate of 0.5% of any consideration, which is normally payable by the transferee of the ordinary shares. Any such duty must be paid (and the relevant transfer document, if any, stamped by HMRC) before the transfer can be registered in the company books of Cushman & Wakefield plc. However, if those ordinary shares are redeposited into the DTC clearance system, the redeposit will attract stamp duty or SDRT at the rate of 1.5% to be paid by the transferor.
We have put in place arrangements requiring that Cushman & Wakefield plc’s ordinary shares held in certificated form or otherwise outside the DTC clearance system cannot be transferred into the DTC clearance system until the transferor of the ordinary shares has first delivered the ordinary shares to a depositary specified by us so that stamp duty (or SDRT) may be collected in connection with the initial delivery to the depositary. Any such ordinary shares will be evidenced by a receipt issued by the depositary. Before the transfer can be registered in our books, the transferor will also be required to put the depositary in funds to settle the resultant liability to stamp duty (or SDRT), which will be charged at a rate of 1.5% of the value of the shares.
Our articles of association provide that the courts of England and Wales will be the exclusive forum for the resolution of all shareholder complaints other than complaints asserting a cause of action arising under the Securities Act, and that the U.S. federal district courts will be the exclusive forum for the resolution of any shareholder complaint asserting a cause of action arising under the Securities Act.
Our articles of association provide that the courts of England and Wales will be the exclusive forum for resolving all shareholder complaints other than shareholder complaints asserting a cause of action arising under the Securities Act, and that the U.S. federal district courts will be the exclusive forum for resolving any shareholder complaint asserting a cause of action arising under the Securities Act. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. If a court were to find either choice of forum provision contained in our articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.
Prior to our IPO, there was no prior public market for our ordinary shares and an active, liquid trading market for our ordinary shares may not develop.
Prior to our IPO, there was no a public market for our ordinary shares. Although our ordinary shares are listed on the New York Stock Exchange, we do not know whether third parties will find our ordinary shares to be attractive or whether firms will be interested in making a market in our ordinary shares. If an active and liquid trading market does not develop, you may have difficulty selling any of our ordinary shares that you purchase. The market price of our ordinary shares may decline below the initial offering price, and you may not be able to sell your ordinary shares at or above the price you paid for them, or at all, and may suffer a loss on your investment.
The market price of our ordinary shares may fluctuate significantly and you could lose all or part of your investment as a result.
There is no guarantee that our ordinary shares will appreciate in value or maintain the price at which our shareholders have purchased their shares. The trading price of our ordinary shares may be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, including the following:

•	quarterly variations in our results of operations;

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates bysecurities analysts and investors;

•	strategic actions by us or our competitors;

•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	changes in business or regulatory conditions;

•	investor perceptions or the investment opportunity associated with our ordinary shares relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	changes in accounting principles;

•	announcements by third parties or governmental entities of significant claims or proceedings against us;

•	a default under the agreements governing our indebtedness;

•	future sales of our ordinary shares by us, directors, executives and significant shareholders;

•	changes in domestic and international economic and political conditions and regionally in our markets; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.
Furthermore, the stock market has from time to time experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our ordinary shares, regardless of our actual operating performance. As a result, our ordinary shares may trade at a price significantly below the price at which any shareholder purchased his or her ordinary shares.
In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
If we or our existing investors sell additional ordinary shares, the market price of our ordinary shares could decline.
The market price of our ordinary shares could decline as a result of sales of a large number of ordinary shares in the market, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
At the completion of the IPO and the Concurrent Private Placement, we had 215,519,763 ordinary shares outstanding, Of these outstanding ordinary shares, all of the ordinary shares sold in the IPO are freely tradable in the public market. We believe that all of our ordinary shares outstanding prior to the closing of the IPO and all of the ordinary shares sold in the Concurrent Private Placement are restricted securities as defined in Rule 144 under the Securities Act (“Rule 144”) and may be sold by the holders into the public market from time to time in accordance with and subject to Rule 144, including, where applicable, limitation on sales by affiliates under Rule 144.
We, our directors, our executive officers, the Principal Shareholders and Vanke Service have agreed not to sell or transfer any ordinary shares or securities convertible into, exchangeable for, exercisable for, or repayable with ordinary shares, for 180 days after August 1, 2018, without first obtaining the written consent of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. Additionally, the remaining holders of all of our ordinary shares or securities convertible into, exchangeable for, exercisable for, or repayable with ordinary shares, have agreed to substantially similar restrictions contained in their existing management stockholders’ agreements with us.

In connection with our IPO, we have entered into a new registration rights agreement with the Principal Shareholders and Vanke Service, which will provides the signatories thereto the right, under certain circumstances, to require us to register their ordinary shares under the Securities Act for sale into the public markets.
Currently, we have 3,343,967 shares and 1,537,662 shares issuable upon the exercise of outstanding options that vest on time-based and performance-based criteria, respectively, 8,357,725 and 2,470,000 issuable upon vesting of RSUs that vest on time-based and performance-based criteria, respectively, and 10 million shares reserved for future grant under our equity incentive plans. Shares acquired upon the exercise of vested options or RSUs under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of ordinary shares following the vesting of outstanding equity options or RSUs could cause the market price of our ordinary shares to decline.
Future offerings of debt or equity securities by us may adversely affect the market price of our ordinary shares.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional ordinary shares or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or preferred shares. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.
Issuing additional ordinary shares or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing shareholders or reduce the market price of our ordinary shares or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our ordinary shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our ordinary shares. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our ordinary shares bear the risk that our future offerings may reduce the market price of our ordinary shares and dilute their shareholdings in us.
Because we do not currently intend to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for it.
We currently intend to retain future earnings, if any, for future operation, expansion and debt repayment and do not intend to pay any cash dividends for the foreseeable future. Under English law, any payment of dividends would be subject to relevant legislation and our articles of association, which provide that all dividends must be approved by our board of directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit agreements. Accordingly, investors must be prepared to rely on sales of their ordinary shares after price appreciation to earn an investment return,which may never occur. Investors seeking cash dividends should not purchase our ordinary shares. As a result, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for it.
We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.
We are a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, DTZ Worldwide Limited. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See “—Risks Related to our Business—Our credit agreements impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable” for additional information regarding the limitations currently imposed by our credit agreements. In addition, our subsidiaries, including our indirect operating subsidiary, DTZ Worldwide Limited, are separate and distinct legal entities and have no obligation to make any funds available to us.
You may incur further dilution in the net tangible book value of the shares you have purchased.
We have a significant number of outstanding equity options to purchase ordinary shares with exercise prices that are below the IPO price of our ordinary shares. To the extent that these equity options are exercised, you will experience further dilution.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our ordinary shares may be negatively affected.
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) and related rules and regulations, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2019, our management will be required to report on, and our independent auditors will be required to audit as of the end of each fiscal year, the effectiveness of our internal controls over financial reporting. In connection with the Section 404 requirements, both we and our independent auditors could, as part of that documentation and testing, identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In 2015, we identified material weakness in our internal controls over financial reporting resulting from the combination of DTZ, Cassidy Turley and C&W Group and the combination of legacy accounting practices and systems over a highly compressed period of time, which were remediated during our fiscal year ended December 31, 2016. We continue to identify and implement actions to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures, but there can be no assurance that such remediation efforts will be successful. Failure to remediate the material weaknesses could have a negative impact on our business and the market for our ordinary shares.
In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
Since the completion of our IPO of ordinary shares, we have been required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will result in increased costs to us and could have a material adverse effect on our business, results of operations and financial condition.
As a public company, we will be subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act. These requirements, along with adopting the new accounting standards for revenue recognition and leasing, may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We have implemented and will continue to implement,additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our ordinary share price and trading volume could decline.
The trading market for our ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our ordinary shares would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our ordinary shares or publishes inaccurate or unfavorable research about our business, our ordinary share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our ordinary shares could decrease, which could cause our ordinary share price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the quarter ended June 30, 2018, we granted options to purchase an aggregate of 17,647 ordinary shares at a weighted average price of $17.00 per share.
The Company deemed the grants of stock options as exempt from registration in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.
Use of Proceeds from Initial Public Offering of Ordinary Shares
On August 6, 2018, the Company completed an IPO of its ordinary shares in which it issued and sold 51,750,000 ordinary shares, including 6,750,000 ordinary shares pursuant to the exercise in full of the underwriters’ option to purchase additional ordinary shares. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-225742), which was declared effective by the SEC on August 1, 2018. All securities registered in the Company’s Registration Statement on Form S-1 were sold pursuant to an underwriting agreement dated as of August 1, 2018. The ordinary shares are listed on the New York Stock Exchange under the symbol “CWK.” The Company’s ordinary shares were sold to the public at an initial offering price of $17.00 per share. The aggregate offering price for the ordinary shares issued and sold by the Company was $879,750,000, and the aggregate underwriting discount for these ordinary shares was $48,386,250. We incurred approximately $7.5 million of expenses in connection with the IPO. The proceeds to us, net of total expense, were approximately $823.9 million.
We used or intend to use the net proceeds received in the offering as follows: approximately $450.0 million to reduce outstanding indebtedness, in particular to repay our Second Lien Loan, which matured on November 4, 2022 and had a weighted average effective interest rate of 8.87% as of December 31, 2017 (repayment occurred during August 2018); approximately $130.0 million to repay the outstanding amount of the Cassidy Turley deferred payment obligation; approximately $11.9 million to terminate our management services agreement (termination occurred during August 2018); and the remainder for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final Prospectus filed with the SEC on August 3, 2018 pursuant to Rule 424(b) under the Securities Act.
None of the use of proceeds in connection with the IPO will be a direct or indirect payment to directors, officers, persons owning 10% or more of any class of our equity securities or to their associates, or to our affiliates.
Certain affiliates of TPG Capital BD, LLC, one of the underwriters in the IPO, owns more than 10% of our outstanding ordinary shares, and Jonathan Coslet and Timothy Dattels, members of our board of directors, serve as Senior Partner of TPG and Co-Managing Partner of TPG Capital Asia, respectively.
Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and UBS Securities LLC acted as representatives of the underwriters in the offering. Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, TPG Capital BD, LLC, William Blair & Company, L.L.C., HSBC Securities (USA) Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, China Renaissance Securities (US) Inc., Fifth Third Securities, Inc., Academy Securities, Inc., Loop Capital Markets LLC, Samuel A. Ramirez & Company, Inc., Siebert Cisneros Shank & Co., L.L.C. and The Williams Capital Group, L.P. served as underwriters in the offering.
Item 5. Other Information
On September 6, 2018, the compensation committee determined that, solely for purposes of determining how many ordinary shares a management stockholder may (but is not required to) sell pursuant to Section 3(a)(iii) of the Management Stockholders’ Agreement, the Company will take into account all ordinary shares underlying vested options and vested restricted stock units held by the management stockholder for so long as the management stockholder remains employed with the Company.

Disclosure Channels to Disseminate Information
Cushman & Wakefield investors and others should note that we announce material information to the public about the Company through a variety of means, including the Company's website, press releases, SEC filings, blogs and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in the locations below as such information could be deemed to be material information.

Item 6.     Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1*	Articles of Association of Cushman & Wakefield plc (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 23, 2018)
10.1	Limited waiver relating to Section 3(a)(iii) of the Management Stockholders’ Agreement
10.2	Form of Restricted Stock Unit Grant Agreement pursuant to the Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan
10.3	Credit Agreement dated August 21, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date:
/s/ Duncan Palmer
Duncan Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)