Form 10-Q
period 2018-09-30
Cushman & Wakefield plc
filed 2018-11-14
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
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
As of October 31, 2018, 216,047,102 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

FORM 10-Q
September 30, 2018

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data) (unaudited)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$939.0	$405.6
Trade and other receivables, net of allowance balance of $42.4 million and $35.3 million, as of September 30, 2018 and December 31, 2017, respectively	1,299.9	1,314.0
Income tax receivable	11.0	14.6
Prepaid expenses and other current assets	373.9	176.3
Total current assets	2,623.8	1,910.5
Property and equipment, net	295.6	304.3
Goodwill	1,771.0	1,765.3
Intangible assets, net	1,166.5	1,306.0
Equity method investments	8.1	7.9
Deferred tax assets	67.4	71.1
Other non-current assets	500.0	432.8
Total assets	$6,432.4	$5,797.9
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$40.6	$59.5
Accounts payable and accrued expenses	748.4	771.2
Accrued compensation	874.9	864.8
Income tax payable	8.9	35.7
Other current liabilities	228.1	234.4
Total current liabilities	1,900.9	1,965.6
Long-term debt	2,646.5	2,784.0
Deferred tax liabilities	107.9	157.5
Other non-current liabilities	368.0	386.9
Total liabilities	5,023.3	5,294.0
Commitments and contingencies (See Note 11)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 208.7 issued and outstanding at September 30, 2018 and ordinary shares nominal value $10.00 per share, 145.1 shares issued and outstanding at December 31, 2017	20.9	1,451.3
Additional paid-in capital	2,789.2	305.0
Accumulated deficit	(1,302.2)	(1,165.2)
Accumulated other comprehensive loss	(98.8)	(87.2)
Total equity	1,409.1	503.9
Total liabilities and shareholders' equity	$6,432.4	$5,797.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data) (unaudited)	2018	2017	2018	2017
Revenue	$2,076.0	$1,709.3	$5,818.0	$4,871.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,687.2	1,421.3	4,725.2	4,037.6
Operating, administrative and other	307.4	276.0	914.2	838.8
Depreciation and amortization	71.6	64.1	213.0	193.0
Restructuring, impairment and related charges	(1.2)	2.5	2.8	12.7
Total costs and expenses	2,065.0	1,763.9	5,855.2	5,082.1
Operating income (loss)	11.0	(54.6)	(37.2)	(210.9)
Interest expense, net of interest income	(92.7)	(49.2)	(189.1)	(134.9)
Earnings from equity method investments	0.4	0.5	1.2	1.0
Other (expense) income, net	(0.3)	0.9	2.7	1.2
Loss before income taxes	(81.6)	(102.4)	(222.4)	(343.6)
Benefit from income taxes	(32.9)	(23.8)	(49.5)	(98.0)
Net loss	$(48.7)	$(78.6)	$(172.9)	$(245.6)

Basic and diluted loss per share:
Loss per share attributable to common shareholders	$(0.26)	$(0.55)	$(1.09)	$(1.71)
Weighted average shares outstanding for basic and diluted loss per share	184.0	144.1	158.5	143.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions) (unaudited)	2018	2017	2018	2017
Net loss	$(48.7)	$(78.6)	$(172.9)	$(245.6)
Other comprehensive income (loss), net of tax:
Designated hedge gains (losses)	4.6	1.8	26.2	(12.3)
Defined benefit plan actuarial gains	0.1	0.1	0.2	0.3
Foreign currency translation	(12.4)	13.2	(38.0)	53.6
Total other comprehensive (loss) income	(7.7)	15.1	(11.6)	41.6
Total comprehensive loss	$(56.4)	$(63.5)	$(184.5)	$(204.0)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017

					Accumulated Other Comprehensive Income (Loss)
(in millions) (unaudited)	Ordinary Shares	Ordinary Shares ($)	Additional Paid In Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2016	143.1	$1,430.8	$252.4	$(944.7)	$17.4	$(155.5)	$(10.4)	$(148.5)	$590.0
Share issuances	1.3	12.9	(1.5)	—	—	—	—	—	11.4
Net loss	—	—	—	(245.6)	—	—	—	—	(245.6)
Stock-based compensation	—	—	33.5	—	—	—	—	—	33.5
Foreign currency translation	—	—	—	—	—	53.6	—	53.6	53.6
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.3	0.3	0.3
Unrealized loss on hedging instruments	—	—	—	—	(23.7)	—	—	(23.7)	(23.7)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	11.4	—	—	11.4	11.4
Balance as of September 30, 2017	144.4	$1,443.7	$284.4	$(1,190.3)	$5.1	$(101.9)	$(10.1)	$(106.9)	$430.9

					Accumulated Other Comprehensive Income (Loss)
(in millions) (unaudited)	Ordinary Shares	Ordinary Shares ($)	Additional Paid In Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2017	145.1	$1,451.3	$305.0	$(1,165.2)	$19.6	$(101.1)	$(5.7)	$(87.2)	$503.9
Capital reduction (see Note 1)	—	(1,436.7)	1,436.7	—	—	—	—	—	—
Adoption of new revenue accounting standard (see Note 5)	—	—	—	35.9	—	—	—	—	35.9
Share issuances	1.3	0.1	8.8	—	—	—	—	—	8.9
Net loss	—	—	—	(172.9)	—	—	—	—	(172.9)
Stock-based compensation	—	—	54.4	—	—	—	—	—	54.4
Foreign currency translation	—	—	—	—	—	(38.0)	—	(38.0)	(38.0)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.2	0.2	0.2
Unrealized gain on hedging instruments	—	—	—	—	38.6	—	—	38.6	38.6
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(12.4)	—	—	(12.4)	(12.4)
Proceeds from IPO and Concurrent Private Placement, net of underwriting and other expenses	62.3	6.2	987.7	—	—	—	—	—	993.9
Other activity	—	—	(3.4)	—	—	—	—	—	(3.4)
Balance as of September 30, 2018	208.7	$20.9	$2,789.2	$(1,302.2)	$45.8	$(139.1)	$(5.5)	$(98.8)	$1,409.1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(in millions) (unaudited)	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net loss	$(172.9)	$(245.6)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	213.0	193.0
Unrealized foreign exchange loss (gain)	7.8	(12.2)
Stock-based compensation	49.7	37.4
Loss on debt extinguishment	50.4	—
Amortization of debt issuance costs	10.4	11.2
Change in deferred taxes	(62.2)	(139.6)
Bad debt expense	12.4	6.0
Other non-cash operating activities	(3.5)	4.0
Changes in assets and liabilities:
Trade and other receivables	(3.3)	(162.4)
Income taxes payable	(24.2)	8.7
Prepaid expenses and other current assets	(69.5)	(23.8)
Other non-current assets	68.8	26.9
Accounts payable and accrued expenses	(10.6)	67.7
Accrued compensation	(67.1)	(47.7)
Other current and non-current liabilities	(39.3)	33.9
Net cash used in operating activities	(40.1)	(242.5)
Cash flows from investing activities
Payment for property and equipment	(61.5)	(95.4)
Proceeds from sale of property, plant and equipment	0.5	0.3
Acquisitions of businesses, net of cash acquired	(22.2)	(82.7)
Investments in equity securities	(7.2)	—
Return of beneficial interest in a securitization	(85.0)	—
Collection on beneficial interest in a securitization	—	84.8
Other investing activities, net	0.1	—
Net cash used in investing activities	(175.3)	(93.0)
Cash flows from financing activities
Net proceeds from issuance of shares	9.0	10.5
Shares repurchased for payment of employee taxes on stock awards	(6.7)	(3.9)
Payment of contingent consideration	(22.3)	(7.1)
Proceeds from long-term borrowings	2,936.5	310.7
Repayment of borrowings	(3,126.1)	(132.6)
Debt issuance costs	(24.4)	(4.4)
Proceeds from initial public offering, net of underwriting	831.4	—
Proceeds from private placement	179.5	—
Payments of initial offering and private placement costs	(17.0)	—
Payment of finance lease liabilities	(8.8)	(5.2)
Other financing activities, net	(6.9)	—
Net cash provided by financing activities	744.2	168.0
Change in cash, cash equivalents and restricted cash	528.8	(167.5)
Cash, cash equivalents and restricted cash, beginning of the period	467.9	424.8
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	0.5	14.5
Cash, cash equivalents and restricted cash, end of the period	$997.2	$271.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2018.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.
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
On August 6, 2018, the Company completed an IPO of its ordinary shares in which it issued and sold 51.8 million ordinary shares at a price of $17.00 per share. On August 6 and 7, 2018, the Company completed a concurrent private placement (the "Concurrent Private Placement") of its ordinary shares in which it sold 10.6 million shares to Vanke Service (Hong Kong) Co., Limited ("Vanke Service") at a price of $17.00 per share. The IPO and Concurrent Private Placement resulted in net proceeds of approximately $1.0 billion after deducting offering fees and other direct incremental costs.
Tax Act Update
On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act ("the Tax Act") was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, (i) lowering the U.S. corporate rate from 35% to 21% effective January 1, 2018, (ii) implementing a new tax system on non-U.S. earnings and imposing a one-time repatriation tax ("transition tax") on earnings of foreign subsidiaries not previously taxed in the U.S. payable over an eight-year period, (iii) limitations on the deductibility of interest expense and executive compensation, (iv)

creation of a new minimum tax otherwise known as the Base Erosion Anti-Abuse Tax ("BEAT") and (v) a requirement that certain income such as Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries be included in U.S. taxable income. U.S. GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of additional information and analysis during the period, the net benefit as of September 30, 2018 is approximately $93.1 million, an increase of $32.2 million from December 31, 2017 and an increase of $10.0 million from June 30, 2018. This increase from amounts calculated as of December 31, 2017 resulted from a $0.7 million increase in the tax benefit to $124.9 million from $124.2 million and a $31.5 million decrease in tax expense due to increased foreign tax credit utilization from $63.3 million to $31.8 million. Amounts were recorded in Benefit from income taxes in the unaudited condensed consolidated statement of operations.
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
Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of Accounting Standards Codification ("ASC") 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has analyzed its structure and, as a result, has estimated the effect of this provision of the Tax Act to be $8.1 million of expense in 2018, a decrease of $3.4 million in the estimate recorded for the six months ended June 30, 2018. The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI under the period cost method and has included the estimate of $8.1 million in 2018 as a current-period expense. Additionally, the Company is estimating a Subpart F inclusion tax liability of $6.0 million in 2018 as a current-period expense.
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
Stock Compensation
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718). The ASU amends the scope of modification accounting for stock-based payment awards. Under the new guidance, modification accounting is required only if the fair value, vesting conditions or classification of the award (as equity or liability) changes as a result of the change in terms. The Company adopted this standard effective January 1, 2018 on a prospective basis, with no material impact on its financial statements or related disclosures.

Pension Cost
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The new guidance is intended to classify costs according to their nature and better align the effect of defined benefit plans on operating income with International Financial Reporting Standards. The ASU also provides additional direction on the components eligible for capitalization. The new guidance is required to be applied retrospectively for the change in statement of operations presentation, while the change in capitalized benefit cost is to be applied prospectively. The Company adopted this standard effective January 1, 2018 on a retrospective basis, reclassifying net periodic pension costs other than service cost to Other income, net. This standard had an immaterial impact on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805). The new guidance provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not a business. The Company adopted this standard effective January 1, 2018 on a prospective basis, with no material impact on the Company's financial statements and related disclosures.
Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU requires the classification of eight specific cash flow issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The new guidance is required to be adopted retrospectively for all of the issues identified to each period presented. The Company adopted this standard effective January 1, 2018 on a retrospective basis.
As a result of adoption, for the nine months ended September 30, 2017, the Company classified a cash inflow of $85.0 million as investing activities within the unaudited condensed consolidated statement of cash flows, and classified $43.2 million as Non-cash investing activities as disclosed in Note 15: Supplemental Cash Flow Information related to the Company's Accounts Receivable Securitization program (the "A/R Securitization"). Refer to Note 14: Accounts Receivable Securitization for additional information. The other cash flow issues included in ASU No. 2016-15 had an immaterial impact on the statement of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The Company’s restricted cash balances are presented in the statement of financial position within Prepaid expenses and other current assets. Under the new guidance, changes in the Company’s restricted cash will be classified as either operating activities or investing activities in the statement of cash flows, depending on the nature of the activities that gave rise to the restriction. The Company adopted this standard effective January 1, 2018 using the retrospective transition method.
Intangibles - Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The ASU clarifies and aligns the accounting for implementation costs for hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company has early adopted this standard effective July 1, 2018 on a prospective basis, with no material impact on its financial statements and related disclosures.
The following recently issued accounting standards are not yet required to be reflected in the unaudited condensed consolidated financial statements of the Company:
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (together with all subsequent amendments, Topic 842), which will replace most existing lease guidance under U.S. GAAP when it becomes effective. The new guidance requires a lessee to record a right of use (“ROU”) asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Companies will recognize expenses for real estate related leases on the statements of operations in a manner similar to current accounting guidance and, for lessors, the guidance remains substantially similar to current U.S. GAAP.
In July 2018, the FASB issued two additional amendments that affect the guidance issued in ASU 2016-02 as described in the following updates ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The amendments in ASU 2018-11 provide an alternative (and optional) transition method that allows entities to apply the transition provisions in ASU 2016-02 at the adoption date instead of at the earliest comparative period presented in the financial statements. The Company is electing to use the optional transition method. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. Upon adoption, the Company will not revise comparative financial statements or disclosures.
The Company’s current operating lease portfolio is primarily comprised of real estate, motor vehicle and IT equipment leases. Upon adoption, the Company expects to recognize operating lease ROU assets and operating lease liabilities related to operating lease arrangements. The Company is currently evaluating and quantifying the expected adoption impact and expects it to have a significant impact on the condensed consolidated balance sheets due to the recognition of ROU assets and operating lease liabilities. In addition, the Company has made accounting policy elections for certain practical expedients offered by the new guidance, such as the practical expedients to not reassess lease classification, lease term or initial direct costs for the existing lease portfolio, as well as to not separate lease and non-lease components. Furthermore, the Company will utilize the portfolio approach in selecting the discount rate used to discount future minimum lease payments for the calculation of the ROU assets and operating lease liabilities for certain equipment leases.
Income Taxes
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for any stranded tax effects resulting from the H.R. 1, Tax Cuts and Jobs Act that was enacted on December 22, 2017. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018. The Company has evaluated the effect of this ASU on its financial statements noting no material impact on its financial statements and related disclosures.
Stock Compensation
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU supersedes ASC 505-50, Equity-Based Payments to Non-Employees and expands the scope of Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach and is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
Additional Accounting Standard Changes
In July 2018, the FASB issued ASU 2018‑09, Codification Improvements. The amendments in ASU 2018-09 represent changes to clarify, correct errors in or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
Fair Value
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820 by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
Retirement Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
Consolidation
In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities Consolidation (Topic 810). This ASU amends the guidance surrounding the assessment and consolidation of variable interest entities. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. Adjusted EBITDA excludes depreciation and amortization, interest expense, net of interest income, income taxes, as well as integration and other costs related to acquisitions, expenses related to the Cassidy Turley deferred payment obligation (the "DPO"; refer to Note 10: Stock-based Payments for further discussion), stock-based compensation for plans enacted before the Company's IPO ("pre-IPO stock-based compensation") and other charges.

Summarized financial information by segment is as follows (in millions):

Americas
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$1,475.6	$1,137.4	$4,053.9	$3,253.3
Less: Gross contract costs	(424.9)	(255.4)	(1,164.2)	(726.8)
Acquisition accounting adjustments	—	0.4	2.5	13.0
Total Fee revenue	$1,050.7	$882.4	$2,892.2	$2,539.5

Service lines:
Property, facilities and project management	$427.4	$408.9	$1,257.8	$1,206.6
Leasing	410.7	307.9	1,031.0	828.0
Capital markets	177.3	125.0	491.3	366.3
Valuation and other	35.3	40.6	112.1	138.6
Total Fee revenue	$1,050.7	$882.4	$2,892.2	$2,539.5

Segment operating expenses	$1,346.6	$1,061.4	$3,742.1	$3,064.7
Less: Gross contract costs	(424.9)	(255.4)	(1,164.2)	(726.8)
Total Fee-based operating expenses	$921.7	$806.0	$2,577.9	$2,337.9

Adjusted EBITDA	$128.8	$76.3	$314.2	$201.3

EMEA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$226.9	$199.6	$650.9	$546.4
Less: Gross contract costs	(15.4)	(21.6)	(76.4)	(59.4)
Acquisition accounting adjustments	—	(0.1)	—	(0.1)
Total Fee revenue	$211.5	$177.9	$574.5	$486.9

Service lines:
Property, facilities and project management	$60.0	$45.7	$178.1	$132.3
Leasing	67.2	54.8	173.9	154.0
Capital markets	40.0	37.0	98.5	91.0
Valuation and other	44.3	40.4	124.0	109.6
Total Fee revenue	$211.5	$177.9	$574.5	$486.9

Segment operating expenses	$198.3	$187.4	$613.5	$525.4
Less: Gross contract costs	(15.4)	(21.6)	(76.4)	(59.4)
Total Fee-based operating expenses	$182.9	$165.8	$537.1	$466.0

Adjusted EBITDA	$29.0	$13.0	$40.5	$22.6

APAC
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$373.5	$372.3	$1,113.2	$1,071.5
Less: Gross contract costs	(127.2)	(140.9)	(381.0)	(401.0)
Acquisition accounting adjustments	—	—	—	0.1
Total Fee revenue	$246.3	$231.4	$732.2	$670.6

Service lines:
Property, facilities and project management	$165.0	$160.0	$488.6	$480.9
Leasing	41.4	35.7	110.4	92.2
Capital markets	16.5	12.8	59.1	35.2
Valuation and other	23.4	22.9	74.1	62.3
Total Fee revenue	$246.3	$231.4	$732.2	$670.6

Segment operating expenses	$352.2	$360.0	$1,045.2	$1,034.4
Less: Gross contract costs	(127.2)	(140.9)	(381.0)	(401.0)
Total Fee-based operating expenses	$225.0	$219.1	$664.2	$633.4

Adjusted EBITDA	$21.2	$12.9	$68.9	$38.0

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(48.7)	$(78.6)	$(172.9)	$(245.6)
Add/(less):
Depreciation and amortization	71.6	64.1	213.0	193.0
Interest expense, net of interest income	92.7	49.2	189.1	134.9
Benefit from income taxes	(32.9)	(23.8)	(49.5)	(98.0)
Integration and other costs related to acquisitions	71.5	71.5	178.3	213.3
Pre-IPO stock-based compensation	10.8	6.2	25.7	20.5
Cassidy Turley deferred payment obligation	11.0	10.2	32.3	32.3
Other	3.0	3.4	7.6	11.5
Adjusted EBITDA	$179.0	$102.2	$423.6	$261.9
Below is the reconciliation of total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total operating expenses	$2,065.0	$1,763.9	$5,855.2	$5,082.1
Less: Gross contract costs	(567.5)	(417.9)	(1,621.6)	(1,187.2)
Fee-based operating expenses	$1,497.5	$1,346.0	$4,233.6	$3,894.9
Below is the reconciliation of total costs of Fee-based operating expenses by segment to Consolidated Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas Fee-based operating expenses	$921.7	$806.0	$2,577.9	$2,337.9
EMEA Fee-based operating expenses	182.9	165.8	537.1	466.0
APAC Fee-based operating expenses	225.0	219.1	664.2	633.4
Segment Fee-based operating expenses	1,329.6	1,190.9	3,779.2	3,437.3

Depreciation and amortization	71.6	64.1	213.0	193.0
Integration and other costs related to acquisitions (1)	71.5	71.2	175.8	200.3
Pre-IPO stock-based compensation	10.8	6.2	25.7	20.5
Cassidy Turley deferred payment obligation	11.0	10.2	32.3	32.3
Other	3.0	3.4	7.6	11.5
Fee-based operating expenses	$1,497.5	$1,346.0	$4,233.6	$3,894.9
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
Potentially dilutive securities of approximately 14.0 million and 13.9 million for the three months ended September 30, 2018 and 2017, respectively, and 13.7 million and 13.7 million for the nine months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and Diluted EPS
Net loss attributable to shareholders	$(48.7)	$(78.6)	$(172.9)	$(245.6)
Weighted average shares outstanding for basic and diluted loss per share	184.0	144.1	158.5	143.6
Basic and diluted loss per common share attributable to shareholders	$(0.26)	$(0.55)	$(1.09)	$(1.71)
Note 5: Revenue
On January 1, 2018, the Company adopted and applied Topic 606 and all the related amendments to all contracts using the modified retrospective method. The Company recognized the cumulative effect on the unaudited condensed consolidated balance sheet of applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit of $35.9 million as of January 1, 2018. Comparative information continues to be reported under the accounting standards in effect for periods prior to 2018. The impact to revenue for the three and nine months ended September 30, 2018 was an increase of $123.0 million and $351.4 million, respectively, which included increases of $98.5 million and $302.0 million, respectively, related to reimbursed expenses due to implementation of the updated principal versus agent considerations in Topic 606 and the acceleration in the timing of revenue recognition related to variable consideration primarily for leasing services of $24.5 million and $49.4 million, respectively.
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
When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within Topic 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on Fee revenue, Net loss or cash flows.

Leasing and Capital markets
The Company records commission revenue on real estate leases and sales at the point in time when the performance obligation is satisfied, which is generally upon lease signing or transaction closing. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). The adoption of Topic 606 resulted in an acceleration of some revenues that are based, in part, on future contingent events. For the revenues related to leasing services, the Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized earlier if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The acceleration of the timing of revenue recognition will also result in the acceleration of expense relating to the Company’s commission expense.
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
Significant changes in the contract assets and contract liabilities during the period are as follows (in millions):

Contract Assets
Balance as of December 31, 2017	$—
Contract assets recognized upon adoption	144.1
Contract assets from revenues earned, not yet invoiced	180.0
Contract assets transferred to accounts receivable	(113.4)
Balance as of September 30, 2018	$210.7

Contract Liabilities
Balance as of December 31, 2017	$46.4
Contract liabilities recognized upon adoption	—
Contract liabilities recognized for cash received in advance	425.9
Contract liabilities reduced due to revenue recognition criteria being satisfied	(413.5)
Balance as of September 30, 2018	$58.8
Before the adoption of Topic 606, the Company had no contract assets recorded. The Company's accounting for contract liabilities (deferred revenue) recorded as of December 31, 2017 was not affected by the adoption of Topic 606.
Of the total ending balances as of September 30, 2018, contract assets of $184.9 million and $25.8 million were recorded as Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the above contract liabilities were recorded in Accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$849.3	$75.0	$292.2	$1,216.5
Leasing	At a point in time	413.1	67.5	41.4	522.0
Capital markets	At a point in time	177.8	40.0	16.5	234.3
Valuation and other	At a point in time or over time	35.4	44.4	23.4	103.2
Total revenue		$1,475.6	$226.9	$373.5	$2,076.0

		Nine Months Ended September 30, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,412.0	$252.6	$869.6	$3,534.2
Leasing	At a point in time	1,034.6	174.5	110.4	1,319.5
Capital markets	At a point in time	492.8	98.5	59.1	650.4
Valuation and other	At a point in time or over time	114.5	125.3	74.1	313.9
Total revenue		$4,053.9	$650.9	$1,113.2	$5,818.0
Impact of New Revenue Guidance and Financial Statement Line Items
The following table compares the reported unaudited condensed consolidated balance sheet as of September 30, 2018 and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, as a result of the adoption of Topic 606 on January 1, 2018 compared to the pro forma presentation of each respective statement, which assumes the previous guidance remained in effect as of September 30, 2018 (in millions):

	Balance as of September 30, 2018
Balance Sheet	Balance Without Adoption of Topic 606	Adoption Impact	As Reported
Trade and other receivables	$1,246.7	$53.2	$1,299.9
Prepaid expenses and other current assets	189.0	184.9	373.9
Total current assets	2,385.7	238.1	2,623.8
Other non-current assets	474.2	25.8	500.0
Total assets	6,168.5	263.9	6,432.4
Accounts payable and accrued expenses	697.7	50.7	748.4
Accrued compensation	748.2	126.7	874.9
Total current liabilities	1,723.5	177.4	1,900.9
Deferred tax liabilities	92.0	15.9	107.9
Other non-current liabilities	349.0	19.0	368.0
Total liabilities	4,811.0	212.3	5,023.3
Accumulated deficit	(1,354.0)	51.8	(1,302.2)
Accumulated other comprehensive loss	(98.6)	(0.2)	(98.8)
Total equity	1,357.5	51.6	1,409.1
Total liabilities and shareholders’ equity	6,168.5	263.9	6,432.4
Total reported assets increased by $263.9 million due to a $184.9 million increase in Prepaid expenses and other assets and a $25.8 million increase in Other non-current assets in the unaudited condensed consolidated balance sheets resulting from new contract assets recognized from acceleration of timing of revenue recognition, but contractually not able to be invoiced and $53.2 million due to an increase in client reimbursed receivables included in Trade and other receivables from contracts accounted for on a gross basis.
Total reported liabilities increased by $212.3 million primarily due to a $126.7 million increase related to accrued commissions and other employee related benefit payables related to the associated direct commissions resulting from the acceleration of the timing of revenues recognized, $53.2 million primarily related to the increase in client reimbursed payables related to contracts accounted for on a gross basis and $15.9 million for the net deferred tax liabilities as well as $19.0 million for Other non-current liabilities related to long-term accrued commissions.

	Three Months Ended September 30, 2018
Statement of Operations	Balance Without Adoption of Topic 606	Adoption Impact	As Reported
Revenue	$1,953.0	$123.0	$2,076.0
Cost of services	1,572.9	114.3	1,687.2
Total costs and expenses	1,950.7	114.3	2,065.0
Operating income	2.3	8.7	11.0

Loss before income taxes	(90.3)	8.7	(81.6)
(Benefit) provision for income taxes	(34.2)	1.3	(32.9)
Net loss	$(56.1)	$7.4	$(48.7)

	Nine Months Ended September 30, 2018
Statement of Operations	Balance Without Adoption of Topic 606	Adoption Impact	As Reported
Revenue	$5,466.6	$351.4	$5,818.0
Cost of services	4,393.2	332.0	4,725.2
Total costs and expenses	5,523.2	332.0	5,855.2
Operating (loss) income	(56.6)	19.4	(37.2)

Loss before income taxes	(241.8)	19.4	(222.4)
(Benefit) provision for income taxes	(53.0)	3.5	(49.5)
Net loss	$(188.8)	$15.9	$(172.9)
Total reported Net loss was $7.4 million and $15.9 million lower than the pro forma statement of operations for the three and nine months ended September 30, 2018, respectively. The decrease in Net loss was due to the acceleration of the timing of revenue recognition in the Leasing service line.
The adoption of Topic 606 had offsetting impacts within the cash flows from operating activities of the unaudited condensed consolidated statement of cash flows with no net impact on the Company’s cash flows from operations.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2018 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2017	$1,249.7	$249.0	$266.6	$1,765.3
Acquisitions	—	15.2	11.7	26.9
Measurement period adjustments	12.7	—	—	12.7
Effect of movements in exchange rates and other	(4.9)	(8.5)	(20.5)	(33.9)
Balance as of September 30, 2018	$1,257.5	$255.7	$257.8	$1,771.0
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified measurement period adjustments during the current period and adjusted the provisional goodwill amounts recognized.
There were no impairment charges of goodwill and other intangible assets for the three and nine months ended September 30, 2018 and 2017, respectively.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2018
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,203.0	(596.3)	606.7
Other intangible assets	2 – 13	26.9	(13.1)	13.8
Total intangible assets		$1,775.9	$(609.4)	$1,166.5

		As of December 31, 2017
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,211.5	(468.0)	743.5
Other intangible assets	2 – 13	26.9	(10.4)	16.5
Total intangible assets		$1,784.4	$(478.4)	$1,306.0
Amortization expense was $46.2 million and $45.3 million for the three months ended September 30, 2018 and 2017, respectively, and $139.3 million and $134.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 7: Derivative Financial Instruments and Hedging Activities
The Company is exposed to certain risks arising from both business operations and economic conditions, including interest rate risk and foreign exchange risk. To mitigate the impact of interest rate and foreign exchange risk, the Company enters into derivative financial instruments. The Company maintains the majority of its overall interest rate exposure on floating rate borrowings to a fixed-rate basis, primarily with interest rate swap agreements. The Company manages exposure to foreign exchange fluctuations primarily through short-term forward contracts.
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2017.
Interest Rate Derivative Instruments

As of September 30, 2018, the Company's active interest rate hedging instruments consist of four interest rate swap agreements designated as cash flow hedges, expiring in August 2025, further described below. The Company's hedge asset balances as September 30, 2018 relate solely to these interest rate swaps.
During the first nine months of 2018, the Company made the below changes to its historical hedging program, which included terminating and monetizing all of its previous designated interest rate cash flow hedging instruments.
In February 2018, the Company elected to terminate and monetize eight interest rate cap agreements and received a $34.5 million cash settlement in exchange for its net hedge asset. Amounts relating to these terminated derivatives recorded in Accumulated other comprehensive income in the unaudited condensed consolidated balance sheets will be amortized into earnings over the remaining life of the original contracts, which were scheduled to expire between October 2019 and August 2021. Subsequently, the Company entered into eight interest rate cap agreements with identical terms, one expiring October 2019, three expiring May 2021, one expiring July 2021 and three expiring August 2021.
In August 2018, the Company extinguished the 2014 Credit Agreement and as a result the Company de-designated hedge accounting on its eight interest rate cap and five interest rate swap agreements. Subsequently, in September 2018, the Company elected to terminate its eight interest rate cap and five interest rate swap agreements, receiving a $9.6 million cash settlement in exchange for its net hedge asset. For the three months ended September 30, 2018, the Company recognized a $0.7 million gain directly in earnings as a result of the changes in the fair value of the interest rate caps and interest rate swaps from the date of de-designation to the date of termination. Amounts relating to these terminated derivatives recorded in Accumulated other comprehensive income in the unaudited condensed consolidated balance sheets will be amortized into earnings over the remaining life of the original contracts, which were scheduled to expire between October 2019 and August 2021. As discussed above, subsequently, the Company entered into four interest rate swap agreements designated as cash flow hedges, expiring in August 2025.
The Company did not recognize any significant income or loss due to hedge ineffectiveness related to interest rate swap and cap agreements for the three and nine months ended September 30, 2018 and 2017. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2018 and December 31, 2017, there were $55.0 million and $26.9 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Credit Agreements; refer to Note 8: Long-term Debt and Other Borrowings for discussion of these agreements.
Foreign Exchange Derivative Instruments
In August and September 2018, the Company elected to terminate its cross-currency interest rate swap agreements and received a $13.9 million cash settlement in exchange for its net hedge asset. As a result of terminating the cross-currency interest rate swap agreements, a loss of $0.9 million was immediately recognized in earnings.
The Company did not recognize any significant income or loss due to hedge ineffectiveness related to cross-currency interest rate swap agreements for the three and nine months ended September 30, 2018 and 2017. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow or net investment hedges is recorded in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2018 and December 31, 2017, there were $0.3 million and $3.4 million in pre-tax gains and losses, respectively, included in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets related to these agreements. Amounts remaining as of September 30, 2018 relate to net investments, which will remain in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets indefinitely until the Company disposes of the underlying investment.

The following table presents the fair value of derivatives as of September 30, 2018 and December 31, 2017 (in millions):

		September 30, 2018		December 31, 2017
		Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Cross-currency interest rate swaps	$—	$—	$—	$7.1	$0.4
Interest rate swaps	1,800.0	9.9	—	0.5	—
Interest rate caps	—	—	—	8.9	—
Net investment hedges:
Foreign currency net investment hedges	—	—	—	—	0.7
Non-designated:
Foreign currency forward contracts	89.4	0.8	0.9	0.8	2.2
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company does not net derivatives in the unaudited condensed consolidated balance sheets.
The following tables presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)(1)		Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations (Effective Portion)(2)		Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended September 30, 2018
Foreign currency cash flow hedges	$1.5	$(2.5)		$1.0		$—
Foreign currency net investment hedges	(0.4)	0.1		—		(0.3)
Interest rate cash flow hedges	(42.3)	(5.2)		2.0		(45.5)
	$(41.2)	$(7.6)	[1]	$3.0	[2]	$(45.8)

Three Months Ended September 30, 2017
Foreign currency cash flow hedges	$1.4	$3.7		$(3.6)		$1.5
Foreign currency net investment hedges	(0.3)	0.4		—		0.1
Interest rate cash flow hedges	(4.4)	(0.2)		(2.1)		(6.7)
	$(3.3)	$3.9	[1]	$(5.7)	[2]	$(5.1)
(1) Amount is net of related income tax expense of $1.4 million and $0.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively.
(2) Amount is net of related income tax expense of $(0.4) million and $(0.4) million for the three months ended September 30, 2018 and September 30, 2017, respectively.
Gains of $2.5 million and losses of $2.0 million were reclassified into earnings during the three months ended September 30, 2018 and 2017, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited condensed consolidated statements of operations.
Losses of $0.1 million and gains of $1.0 million were reclassified during the three months ended September 30, 2018 relating to foreign currency cash flow hedges and were recognized in Interest expense and Operating, administrative and other, respectively, in the unaudited condensed consolidated statements of operations.
Losses of $3.3 million were reclassified during the three months ended September 30, 2017 relating to foreign currency cash flow hedges and were recognized in Operating, administrative and other in the unaudited condensed consolidated statements of operations.

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)(1)		Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations (Effective Portion)(2)		Ending Accumulated Other Comprehensive Loss (Gain)
Nine Months Ended September 30, 2018
Foreign currency cash flow hedges	$2.2	$(7.3)		$5.1		$—
Foreign currency net investment hedges	0.7	(1.0)		—		(0.3)
Interest rate cash flow hedges	(22.5)	(30.3)		7.3		(45.5)
	$(19.6)	$(38.6)	[1]	$12.4	[2]	$(45.8)

Nine Months Ended September 30, 2017
Foreign currency cash flow hedges	$0.9	$10.4		$(9.8)		$1.5
Foreign currency net investment hedges	(1.9)	2.0		—		0.1
Interest rate cash flow hedges	(16.4)	11.3		(1.6)		(6.7)
	$(17.4)	$23.7	[1]	$(11.4)	[2]	$(5.1)
(1) Amount is net of related income tax expense (benefit) of $7.1 million and $(4.3) million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
(2) Amount is net of related income tax (expense) benefit of $(1.8) million and $5.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
Gains of $8.9 million and losses of $5.9 million were reclassified into earnings during the nine months ended September 30, 2018 and 2017 related to interest rate hedges and were recognized in Interest expense, respectively, in the unaudited condensed consolidated statements of operations.
Gains of $5.3 million were reclassified during the nine months ended September 30, 2018 relating to foreign currency cash flow hedges and were recognized in Operating, administrative and other in the unaudited condensed consolidated statements of operations.
Losses of $11.0 million were reclassified during the nine months ended September 30, 2017 relating to foreign currency cash flow hedges and were recognized in Operating, administrative and other in the unaudited condensed consolidated statements of operations.
As of September 30, 2018 and December 31, 2017, the Company has not posted and does not hold any collateral related to these agreements. Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There were losses of $0.0 million and gains of $3.9 million for the three months ended September 30, 2018 and 2017, respectively. There were gains of $1.1 million and losses of $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. This activity was included in the unaudited condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the Company had 27 and 24 foreign currency exchange forward contracts outstanding covering a notional amount of $89.4 million and $277.5 million, respectively. As of September 30, 2018 and December 31, 2017, the fair value of forward contracts disclosed above were included in Other current assets and Other current liabilities in the unaudited condensed consolidated balance sheets. The Company does not net these derivatives in the unaudited condensed consolidated balance sheets.

Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of September 30, 2018	As of December 31, 2017
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $34.1 million and $0.0 million	$2,665.9	$—
First Lien Loan, as amended, net of unamortized discount and issuance costs of $0.0 million and $44.6 million	—	2,341.1
Second Lien Loan, as amended, net of unamortized discount and issuance costs of $0.0 million and $10.0 million	—	460.0
Capital lease liability	15.9	15.3
Notes payable to former stockholders	0.8	21.2
Total long-term debt	2,682.6	2,837.6
Less current portion	(36.1)	(53.6)
Total non-current long-term debt	$2,646.5	$2,784.0
2018 Credit Agreement
On August 21, 2018, the Company entered into a $3.5 billion credit agreement (the "2018 Credit Agreement"), comprised of a $2.7 billion term loan (the "2018 First Lien Loan") and an $810.0 million revolving facility (the "Revolver"). Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $21.0 million in debt transaction costs).
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of the period ending September 30, 2018, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 5.5%.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
2014 Credit Agreement
On August 8, 2018, the Company paid off the outstanding principal of $450.0 million of its Second Lien Loan under its previous credit agreement, as amended and originating in 2014 (the "2014 Credit Agreement"). This resulted in a loss on extinguishment related to the write-off of unamortized deferred financing fees of $8.3 million and a prepayment penalty of $2.0 million, which was recorded in Interest expense during the three months ended September 30, 2018.
With the proceeds from the 2018 First Lien Loan, the Company subsequently paid off all outstanding principal and accrued interest under the First Lien under the 2014 Credit Agreement of $2.6 billion and $25.9 million, respectively, which also resulted in a loss on extinguishment related to the write-off of unamortized deferred financing fees of $39.2 million which was recorded in Interest expense during the three months ended September 30, 2018.
Revolver
As of September 30, 2018, the Company had no outstanding funds drawn under the Revolver, which matures on August 21, 2023.
Financial Covenants and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.
The Company was in compliance with all of its loan provisions under the 2018 Credit Agreement as of September 30, 2018.

Note 9: Restructuring
As a result of integration activities surrounding the merger with Cushman & Wakefield ("C&W Group"), the Company recognized restructuring credits of $1.2 million and restructuring charges of $2.6 million during the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded charges of $2.7 million and $12.7 million, respectively. Charges primarily consisted of severance and employment-related costs due to reductions in headcount, along with lease exit costs and contract termination. Credits related to changes in estimates to previously reported accruals.
Charges for these restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for post-employment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. All charges were classified as Restructuring, impairment and related charges in the unaudited condensed consolidated statements of operations.
The following table details the Company’s severance and other restructuring accrual activity (in millions):

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance as of December 31, 2017	$26.3	$11.1	$37.4
Restructuring (credits) charges	(4.1)	6.8	2.7
Payments and other(1)	(18.0)	(6.1)	(24.1)
Balance as of September 30, 2018	$4.2	$11.8	$16.0
(1)Other consists of changes in the liability balance due to foreign currency translation.
Of the total ending balance as of September 30, 2018 and December 31, 2017, $8.8 million and $7.2 million, and $30.1 million and $7.3 million were recorded as Other current liabilities and Other non-current liabilities, respectively, within the unaudited condensed consolidated balance sheets.
Note 10: Stock-based Payments
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	3.5	$10.88	8.5
Granted	0.2	17.00
Exercised	(0.3)	10.15
Forfeited	(0.1)	11.97
Outstanding as of September 30, 2018	3.3	$11.25	7.0
Exercisable as of September 30, 2018	1.0	$10.57	6.8
Total recognized compensation cost related to these stock option awards was $4.5 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $6.8 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the total unrecognized compensation cost related to non-vested time-based option awards was $4.1 million.

Performance-Based Options
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	1.6	$11.23	7.8
Granted	0.1	17.00
Exercised	—	—
Forfeited	(0.2)	11.93
Outstanding as of September 30, 2018	1.5	$11.50	7.1
Exercisable as of September 30, 2018	—	—	—
At September 30, 2018, the total unrecognized compensation cost related to non-vested performance-based option awards was $2.2 million, which will be recognized once the performance condition is met.
Restricted Stock Units
The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2017	0.7	$11.28	7.0	$13.48	2.5	$1.50
Granted	0.0	17.00	0.6	17.00	0.2	3.18
Granted through modification (modified)	—	—	0.5	17.55	(0.5)	4.30
Vested	(0.1)	10.32	(0.9)	11.77	—	—
Forfeited	(0.1)	11.41	(0.2)	13.46	—	—
Unvested as of September 30, 2018	0.5	$11.56	7.0	$14.30	2.2	$1.09
The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized at September 30, 2018
	2018	2017	2018	2017
Time-Based RSUs	$14.5	$5.4	$27.3	$17.8	$41.6
Co-Investment RSUs	0.1	0.3	(0.1)	1.0	0.2
Performance-Based RSUs	—	—	—	—	2.4
Equity classified compensation cost	14.6	5.7	27.2	18.8	44.2
Liability classified compensation cost (1)	0.6	1.6	3.6	4.6	—
Total RSU stock-based compensation cost	$15.2	$7.3	$30.8	$23.4	$44.2
(1) In the third quarter of 2018, all liability classified awards were reclassified to equity, due to certain contingencies being lifted.
On August 6, 2018, the Company adopted the 2018 Omnibus Management Share and Cash Incentive Plan (the “Management Plan”) and the 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan (the “Director Plan,” and together with the Management Plan, the “2018 Omnibus Plans”).

Cassidy Turley - Deferred Purchase Obligation
The following table summarizes the Company's expense related to the DPO for those who elected to receive their consideration in shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employees	$2.7	$2.8	$7.5	$8.7
Non-employees	2.5	2.7	8.4	8.2
Total DPO expense	$5.2	$5.5	$15.9	$16.9
In conjunction with the acquisition of Cassidy Turley, Inc. on December 31, 2014, an additional payment of $179.8 million will be made on the fourth anniversary of the closing and is tied to continuing employment. This will be recognized as compensation expense over the four years until it is paid. Selling shareholders were given the option to receive the additional payment in the form of the Company’s shares or cash. The accrued value of the cash-settled portion was $122.6 million and $105.6 million as of September 30, 2018 and December 31, 2017, respectively and included in Other current liabilities in the unaudited condensed consolidated balance sheets.
Note 11: Commitments and Contingencies
Lease commitments and purchase obligations
The Company has entered into commercial operating leases on certain office premises and motor vehicles. There are no financial restrictions placed upon the Company by entering into these leases. Additionally, the Company has entered into capital leases as a means of funding the acquisition of furniture and equipment and acquiring access to property and vehicles. Rental payments are generally fixed, with no special terms or conditions. Deferred lease incentive liabilities were $8.9 million and $6.0 million included in Other current liabilities in the unaudited condensed consolidated balance sheets and $42.8 million and $49.2 million included in Other non-current liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 9 years and maximum potential future payments of approximately $37.5 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, contingent liabilities recorded within Other current liabilities were $80.4 million and $88.5 million, respectively and contingent liabilities recorded within Other non-current liabilities were $33.7 million and $29.4 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At September 30, 2018 and December 31, 2017, E&O and other claims were $42.9 million and $54.1 million, respectively, and workers’ compensation liabilities were $71.1 million and $63.8 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited condensed consolidated balance sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.

For a portion of these liabilities, the Company had indemnification assets as of September 30, 2018 and December 31, 2017, totaling $5.4 million and $18.2 million, respectively. The indemnification periods for all related agreements ended before December 31, 2017 and were settled during the third quarter of 2018, which resulted in a cash payout of $5.4 million in the fourth quarter of 2018.
The Company had insurance recoverable balances as of September 30, 2018 and December 31, 2017 totaling $17.8 million and $17.6 million.
Note 12: Related Party Transactions
TPG Capital, L.P. (“TPG”) and PAG Asia Capital Limited (“PAG”) previously provided management and transaction advisory services to the Company pursuant to a management services agreement. Transaction advisory fees related to integration and financing activities were $0.6 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively and $1.0 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, prior to its IPO the Company paid an annual fee of $4.3 million, payable quarterly, for management advisory services. In conjunction with the Company’s IPO, the management services agreement governing these payments was terminated and resulted in a termination fee of $11.9 million recorded in Operating, administrative and other for the three months ended September 30, 2018.
Transactions with equity accounted investees
For the three and nine months ended September 30, 2018 and 2017, the Company had no material sales or purchases with equity accounted investees.
As of September 30, 2018 and December 31, 2017, the Company had no material receivables or payables with equity accounted investees.
Receivables from affiliates
As of September 30, 2018 and December 31, 2017, the Company had receivables from affiliates of $31.0 million and $34.1 million and $215.9 million and $232.8 million that are included in Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited condensed consolidated balance sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
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
There were no significant transfers in or out of Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2017.

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
The estimated fair value of external debt was $2.7 billion and $2.8 billion as of September 30, 2018 and December 31, 2017, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $2.7 billion and $2.9 billion as of September 30, 2018 and December 31, 2017, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts and net investment hedges are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in millions):

	As of September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$271.9	$271.9	$—	$—
Deferred compensation plan assets	55.6	55.6	—	—
Foreign currency forward contracts	0.8	—	0.8	—
Interest rate swap agreements	9.9	—	9.9	—
Deferred purchase price receivable	132.0	—	—	132.0
Total	$470.2	$327.5	$10.7	$132.0
Liabilities
Deferred compensation plan liabilities	$54.4	$54.4	$—	$—
Foreign currency forward contracts	0.9	—	0.9	—
Earn-out liabilities	33.9	—	—	33.9
Total	$89.2	$54.4	$0.9	$33.9

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$59.7	$59.7	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Cross-currency interest rate swaps	7.1	—	7.1	—
Interest rate cap agreements	8.9	—	8.9	—
Interest rate swap agreements	0.5	—	0.5	—
Deferred purchase price receivable	41.9	—	—	41.9
Total	$118.9	$59.7	$17.3	$41.9
Liabilities
Deferred compensation plan liabilities	$59.6	$59.6	$—	$—
Foreign currency forward contracts	2.2	—	2.2	—
Cross-currency interest rate swaps	0.4	—	0.4	—
Foreign currency net investment hedges	0.7	—	0.7	—
Earn-out liabilities	51.3	—	—	51.3
Total	$114.2	$59.6	$3.3	$51.3

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
The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2018	2017
Balance as of January 1,	$51.3	$30.5
Purchases/additions	2.0	31.7
Net change in fair value and other adjustments	2.9	7.5
Payments	(22.3)	(11.9)
Balance as of September 30,	$33.9	$57.8

Balance as of July 1,	$43.5	$20.6
Purchases/additions	2.0	31.7
Net change in fair value and other adjustments	2.7	5.5
Payments	(14.3)	—
Balance as of September 30,	$33.9	$57.8

Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million and extended the termination date to August 20, 2021, unless extended or an earlier termination event occurs. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell trade receivables to an unaffiliated financial institution. The Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of September 30, 2018 and December 31, 2017, respectively, the Company had $0.0 million and $85.0 million drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the nine months ended September 30, 2018 and 2017, receivables sold under the A/R securitization were $827.9 million and $719.7 million, respectively, and cash collections from customers on receivables sold were $803.4 million and $579.3 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited condensed consolidated statement of cash flows. As of September 30, 2018 and December 31, 2017, the outstanding principal on receivables sold under the A/R Securitization were $157.3 million and $132.8 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of September 30, 2018 and December 31, 2017.
The Company did not recognize any material income or loss related to receivables sold for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recognized a loss related to the receivables sold of $0.0 million and $1.2 million, respectively, that was recorded in Operating, administrative and other expense in the unaudited condensed consolidated statements of operations. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $1.9 million and $0.7 million, for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively, which were included in Operating, administrative and other expenses in the unaudited condensed consolidated statements of operations.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated unaudited condensed consolidated balance sheets to the sum of such amounts presented in the unaudited condensed consolidated statements of cash flows (in millions):

	Nine Months Ended September 30
	2018	2017
Cash and cash equivalents, beginning of period	$405.6	$382.3
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	62.3	42.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$467.9	$424.8

Cash and cash equivalents, end of period	$939.0	$207.2
Restricted cash recorded in Prepaid expenses and other current assets, end of period	58.2	64.6
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$997.2	$271.8
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30
	2018	2017
Cash paid for:
Interest	$144.9	$102.5
Income taxes	41.2	25.0
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	4.1	6.4
Deferred and contingent payment obligation incurred through acquisitions	8.6	43.9
Equity issued in conjunction with acquisitions	—	1.0
Increase in beneficial interest in a securitization	5.1	43.2
Note 16: Subsequent Events
The Company has evaluated subsequent events through November 13, 2018, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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
Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2017 included in the Prospectus. There have been no material changes to these policies as of September 30, 2018.
Recently Issued Accounting Pronouncements
See recently issued accounting pronouncements within Note 2: New Accounting Standards of the Notes to unaudited interim Condensed Consolidated Financial Statements.
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

The most significant effects of the new guidance on the comparability of our results of operations for the three and nine months ended September 30, 2018 and 2017 include the following:

i.
Certain revenues in our Leasing service line are recognized earlier. This resulted in additional Revenue and Fee revenue of $24.5 million and $49.4 million for the three and nine months ended September 30, 2018, respectively, partially offset by related commissions and tax impacts.

ii.
The proportion of facility and property management contracts accounted for on a gross basis increased, resulting in higher Revenue and Cost of services of $98.5 million and $302.0 million for the three and nine months ended September 30, 2018, respectively, with no impact on Fee revenue, Operating loss, Net loss or the statement of cash flows.

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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to acquisitions, pre-IPO stock-based compensation, the deferred payment obligation related to the acquisition of Cassidy Turley and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is calculated by dividing Adjusted EBITDA by Fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% Change in USD	% Change in Local Currency	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% Change in USD	% Change in Local Currency
Revenue:
Total revenue	$2,076.0	$1,709.3	21%	23%	$5,818.0	$4,871.2	19%	19%
Less: Gross contract costs	(567.5)	(417.9)	36%	39%	(1,621.6)	(1,187.2)	37%	36%
Acquisition accounting adjustments	—	0.3	n/m	n/m	2.5	13.0	n/m	n/m
Total Fee revenue	$1,508.5	$1,291.7	17%	18%	$4,198.9	$3,697.0	14%	13%
Service Lines:
Property, facilities and project management	$652.4	$614.6	6%	8%	$1,924.5	$1,819.8	6%	5%
Leasing	519.3	398.4	30%	32%	1,315.3	1,074.2	22%	21%
Capital markets	233.8	174.8	34%	34%	648.9	492.5	32%	30%
Valuation and other	103.0	103.9	(1)%	1%	310.2	310.5	0%	(2)%
Total Fee revenue	$1,508.5	$1,291.7	17%	18%	$4,198.9	$3,697.0	14%	13%
Costs and expenses:
Cost of services, operating and administrative expenses excluding gross contract costs	$1,427.1	$1,279.4	12%	13%	$4,017.8	$3,689.2	9%	8%
Gross contract costs	567.5	417.9	36%	39%	1,621.6	1,187.2	37%	36%
Depreciation and amortization	71.6	64.1	12%	12%	213.0	193.0	10%	9%
Restructuring, impairment and related charges	(1.2)	2.5	(148)%	(151)%	2.8	12.7	(78)%	(79)%
Total costs and expenses	2,065.0	1,763.9	17%	19%	5,855.2	5,082.1	15%	15%
Operating income/(loss)	$11.0	$(54.6)	(120)%	(123)%	$(37.2)	$(210.9)	(82)%	(84)%

Adjusted EBITDA	$179.0	$102.2	75%	77%	$423.6	$261.9	62%	61%
Adjusted EBITDA margin	11.9%	7.9%			10.1%	7.1%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to the Company	$(48.7)	$(78.6)	$(172.9)	$(245.6)
Add/(less):
Depreciation and amortization(1)	71.6	64.1	213.0	193.0
Interest expense, net of interest income(2)	92.7	49.2	189.1	134.9
Benefit from income taxes	(32.9)	(23.8)	(49.5)	(98.0)
Integration and other costs related to acquisitions(3)	71.5	71.5	178.3	213.3
Pre-IPO stock-based compensation (4)	10.8	6.2	25.7	20.5
Cassidy Turley deferred payment obligation (5)	11.0	10.2	32.3	32.3
Other (6)	3.0	3.4	7.6	11.5
Adjusted EBITDA	$179.0	$102.2	$423.6	$261.9
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $51.3 million and $48.2 million for the three months ended September 30, 2018 and 2017, respectively, and $155.0 million and $141.1 million for the nine months ended September 30, 2018 and 2017, respectively.
(2) Interest expense, net of interest income includes one-time write-off of financing fees and other fees incurred in relation to debt extinguishments and modifications of $50.4 million and $53.8 million for the three and nine months ended September 30, 2018.
(3) Integration and other costs related to acquisitions represents certain direct and incremental costs resulting from acquisitions and certain related integration efforts as a result of those acquisitions, as well as costs related to our restructuring efforts and initial public offering/private placement.
(4) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 10: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 for additional information.
(5) Cassidy Turley deferred payment obligation represents expense associated with a deferred payment obligation related to the acquisition of Cassidy Turley on December 31, 2014, which will be paid out before the end of 2018. Refer to Note 10: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 for additional information.
(6) Other includes sponsor monitoring fees of approximately $1.1 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.4 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively; accounts receivable securitization costs of approximately $1.9 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively; and other items.

Below is the reconciliation of Total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total costs and expenses	$2,065.0	$1,763.9	$5,855.2	$5,082.1
Less: Gross contract costs	(567.5)	(417.9)	(1,621.6)	(1,187.2)
Fee-based operating expenses	$1,497.5	$1,346.0	$4,233.6	$3,894.9

Below is the reconciliation of total costs of Fee-based operating expenses by segment to Consolidated Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas Fee-based operating expenses	$921.7	$806.0	$2,577.9	$2,337.9
EMEA Fee-based operating expenses	182.9	165.8	537.1	466.0
APAC Fee-based operating expenses	225.0	219.1	664.2	633.4
Segment Fee-based operating expenses	1,329.6	1,190.9	3,779.2	3,437.3

Depreciation and amortization	71.6	64.1	213.0	193.0
Integration and other costs related to acquisitions (1)	71.5	71.2	175.8	200.3
Pre-IPO stock-based compensation	10.8	6.2	25.7	20.5
Cassidy Turley deferred payment obligation	11.0	10.2	32.3	32.3
Other	3.0	3.4	7.6	11.5
Fee-based operating expenses	$1,497.5	$1,346.0	$4,233.6	$3,894.9
(1) Represents integration and other costs related to acquisitions, comprised of certain direct and incremental costs resulting from acquisitions and related integration efforts, as well as costs related to our restructuring programs, excluding the impact of acquisition accounting revenue adjustments as these amounts do not impact operating expenses.
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Revenue
Revenue was $2.1 billion, an increase of $366.7 million or 21%. Gross contract costs, primarily in the Property, facilities and project management service line, increased $149.6 million driven by the $98.5 million impact of the adoption of Topic 606. Foreign currency had a $34.0 million, or 3%, unfavorable impact on Revenue.
Fee revenue was $1.5 billion, an increase of $239.2 million or 18% on a local currency basis, reflecting increases primarily in Leasing, Capital Markets and Property, facilities and project management. Leasing Fee revenue increased $126.6 million or 32% on a local currency basis, driven by an Americas increase of $105.2 million or 34% on a local currency basis, with the remainder of the Fee revenue growth primarily in EMEA. Capital markets Fee revenue increased by $60.3 million or 34% on a local currency basis, driven by an Americas increase of $52.5 million or 42% on a local currency basis. Property, facilities and project management Fee revenue increased $51.7 million or 8% on a local currency basis, driven by an Americas increase of $23.2 million or 6% on a local currency basis, with the remainder of the Fee revenue growth primarily in EMEA.
Operating expenses
Operating expenses were $2.1 billion, an increase of $301.1 million or 17%. The increase in operating expenses reflected increased costs associated with revenue growth and the $98.5 million increase to gross contract costs resulting from the adoption of Topic 606 discussed above.
Fee-based operating expenses, excluding Depreciation and amortization, integration and other costs related to acquisitions and stock-based compensation, were $1.3 billion, a 13% increase on a local currency basis. The growth in Fee-based operating expenses reflected higher cost of services associated with Fee revenue growth.
Interest expense
Interest expense, net of interest income was $92.7 million, an increase of $43.5 million, driven by charges related to 2018 debt refinancing and extinguishment activities, partially offset by lower average borrowings during the quarter.
Benefit from income taxes
The benefit for income taxes was $32.9 million, an increase of $9.1 million. The change was driven by discrete tax benefits recorded in the third quarter of 2018, a change in estimate for the tax liability related to the Tax Act and release of valuation allowances partially offset by the effect of the decrease in U.S. corporate tax rate from 35% in 2017 to 21% in 2018.

Net loss and Adjusted EBITDA
Net loss was $48.7 million, a decrease of $29.9 million, primarily driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses and a higher benefit from income taxes, partially offset by higher interest expense.
Adjusted EBITDA was $179.0 million, an increase of $76.8 million or 77%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses and the $8.8 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 11.9%, compared to 7.9% in the prior year, driven by Fee revenue mix and operating leverage.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Revenue
Revenue was $5.8 billion, an increase of $946.8 million or 19%. Gross contract costs, primarily in the Property, facilities and project management service line, increased $434.4 million driven by the $302.0 million impact of the adoption of Topic 606. Foreign currency had a $22.4 million favorable impact on Revenue, driving approximately 1% growth.
Fee revenue was $4.2 billion, an increase of $478.1 million or 13% on a local currency basis, reflecting increases in Leasing, Capital markets and Property, facilities and project management. Leasing Fee revenue increased by $233.8 million or 21% on a local currency basis driven primarily by the Americas. Capital markets Fee revenue increased by $152.2 million or 30% on a local currency basis, driven by an Americas increase of $124.8 million or 34% on a local currency basis, with the remainder of Fee revenue growth primarily in APAC. Property, facilities and project management increased by $99.3 million or 5% on a local currency basis, driven primarily by an Americas increase of $57.6 million or 5% on a local currency basis, with the remainder of the Fee revenue growth primarily in EMEA.
Operating expenses
Operating expenses were $5.9 billion, an increase of $773.1 million or 15%. The increase in operating expenses reflected increased cost associated with revenue growth and the $302.0 million increase to gross contract costs resulting from the adoption of Topic 606 discussed above.
Fee-based operating expenses, excluding Depreciation and amortization, integration and other costs related to acquisitions and stock-based compensation, were $3.8 billion, a 9% increase on a local currency basis. The growth in Fee-based operating expenses reflected higher cost of services associated with Fee revenue growth.
Interest expense
Interest expense, net of interest income was $189.1 million, an increase of $54.2 million, driven by charges related to 2018 debt refinancing and extinguishment activities.
Benefit from income taxes
The benefit from income taxes was $49.5 million, a decrease of $48.5 million. The change was driven by the effect of the decrease in the U.S. corporate tax rate, from 35% in 2017 to 21% in 2018, and a lower net loss before taxes, partially offset by discrete tax benefits recorded in 2018, a change in estimate for the income tax liability related to the Tax Act and release of valuation allowances.
Net loss and Adjusted EBITDA
Net loss was $172.9 million, a decrease of $72.7 million, primarily driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses, partially offset by higher interest expense and a lower benefit from income taxes.
Adjusted EBITDA was $423.6 million, an increase of $161.7 million or 61%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses and the $19.5 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.1%, compared to 7.1% in the prior year, driven by Fee revenue mix and operating leverage.

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
For segment reporting, gross contract costs are excluded from revenue in determining Fee revenue. Gross contract costs are excluded from operating expenses in determining Fee-based operating expenses. Additionally, our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to acquisitions, pre-IPO stock-based compensation, expense related to the Cassidy Turley deferred payment obligation and other items.
Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% Change in USD	% Change in Local Currency	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% Change in USD	% Change in Local Currency
Total revenue	$1,475.6	$1,137.4	30%	31%	$4,053.9	$3,253.3	25%	25%
Less: Gross contract costs	(424.9)	(255.4)	66%	67%	(1,164.2)	(726.8)	60%	60%
Acquisition accounting adjustments	—	0.4	n/m	n/m	2.5	13.0	n/m	n/m
Total Fee revenue	$1,050.7	$882.4	19%	20%	$2,892.2	$2,539.5	14%	14%

Service lines:
Property, facilities and project management	$427.4	$408.9	5%	6%	$1,257.8	$1,206.6	4%	5%
Leasing	410.7	307.9	33%	34%	1,031.0	828.0	25%	25%
Capital markets	177.3	125.0	42%	42%	491.3	366.3	34%	34%
Valuation and other	35.3	40.6	(13)%	(12)%	112.1	138.6	(19)%	(19)%
Total Fee revenue	$1,050.7	$882.4	19%	20%	$2,892.2	$2,539.5	14%	14%

Segment operating expenses	$1,346.6	$1,061.4	27%	28%	$3,742.1	$3,064.7	22%	22%
Less: Gross contract costs	(424.9)	(255.4)	66%	67%	(1,164.2)	(726.8)	60%	60%
Total Fee-based operating expenses	$921.7	$806.0	14%	15%	$2,577.9	$2,337.9	10%	11%

Adjusted EBITDA	$128.8	$76.3	69%	69%	$314.2	$201.3	56%	56%
Adjusted EBITDA Margin	12.3%	8.6%			10.9%	7.9%
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Americas revenue was $1.5 billion, an increase of $338.2 million or 30%. The change in revenue includes higher gross contract costs of $93.1 million as a result of the adoption of Topic 606.
Fee revenue was $1.1 billion, an increase of $176.1 million or 20% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Leasing and Capital markets. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $22.1 million on a local currency basis.
Fee-based operating expenses were $921.7 million, an increase of 15% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $128.8 million, an increase of $53.0 million or 69% on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses and the $8.0 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 12.3%, compared to 8.6% in the prior year.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Americas revenue was $4.1 billion, an increase of $800.6 million or 25%. The change in revenue includes higher gross contract costs of $259.6 million as a result of the adoption of Topic 606.
Fee revenue was $2.9 billion, an increase of $360.8 million or 14% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Leasing and Capital markets. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $43.9 million on a local currency basis.
Fee-based operating expenses were $2.6 billion, an increase of 11% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $314.2 million, an increase of $112.9 million or 56% on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses and the $17.1 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.9%, compared to 7.9% in the prior year.
EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% Change in USD	% Change in Local Currency	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% Change in USD	% Change in Local Currency
Total revenue	$226.9	$199.6	14%	15%	$650.9	$546.4	19%	13%
Less: Gross contract costs	(15.4)	(21.6)	(29)%	(27)%	(76.4)	(59.4)	29%	20%
Acquisition accounting adjustments	—	(0.1)	n/m	n/m	—	(0.1)	n/m	n/m
Total Fee revenue	$211.5	$177.9	19%	21%	$574.5	$486.9	18%	12%

Service lines:
Property, facilities and project management	$60.0	$45.7	31%	33%	$178.1	$132.3	35%	27%
Leasing	67.2	54.8	23%	25%	173.9	154.0	13%	7%
Capital markets	40.0	37.0	8%	10%	98.5	91.0	8%	3%
Valuation and other	44.3	40.4	10%	11%	124.0	109.6	13%	7%
Total Fee revenue	$211.5	$177.9	19%	21%	$574.5	$486.9	18%	12%

Segment operating expenses	$198.3	$187.4	6%	7%	$613.5	$525.4	17%	10%
Less: Gross contract costs	(15.4)	(21.6)	(29)%	(27)%	(76.4)	(59.4)	29%	20%
Total Fee-based operating expenses	$182.9	$165.8	10%	12%	$537.1	$466.0	15%	9%

Adjusted EBITDA	$29.0	$13.0	123%	126%	$40.5	$22.6	79%	76%
Adjusted EBITDA Margin	13.7%	7.3%			7.0%	4.6%
Three months ended September 30, 2018 compared to three months ended September 30, 2017
EMEA revenue was $226.9 million, an increase of $27.3 million or 14%. Foreign currency had a $4.1 million or 2% unfavorable impact on Revenue.
Fee revenue was $211.5 million, an increase of $37.5 million or 21% on a local currency basis, driven primarily by growth in Property, facilities and project management and Leasing. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $2.0 million on a local currency basis.
Fee-based operating expenses were $182.9 million, an increase of 12% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.

Adjusted EBITDA was $29.0 million, an increase of $16.8 million or 126% on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 13.7%, compared to 7.3% in the prior year.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
EMEA revenue was $650.9 million, an increase of $104.5 million or 19%. The change in revenue includes higher contract costs of $12.1 million as a result of the adoption of Topic 606. Foreign currency had a $30.6 million favorable impact on Revenue, driving approximately 6% growth.
Fee revenue was $574.5 million, an increase of $61.6 million or 12% on a local currency basis, driven primarily by growth in the Property, facilities and project management and Valuation and other. The adoption of Topic 606 positively impacted Fee revenue in the Leasing service line by $5.8 million on a local currency basis.
Fee-based operating expenses were $537.1 million, an increase of 9% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $40.5 million, an increase of $18.3 million, or 76% on a local currency basis driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses and the $2.6 million local currency impact of the adoption of Topic 606. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 7.0% compared to 4.6% in the prior year.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% Change in USD	% Change in Local Currency	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% Change in USD	% Change in Local Currency
Total revenue	$373.5	$372.3	0%	6%	$1,113.2	$1,071.5	4%	4%
Less: Gross contract costs	(127.2)	(140.9)	(10)%	(3)%	(381.0)	(401.0)	(5)%	(4)%
Acquisition accounting adjustments	—	—	n/m	n/m	—	0.1	n/m	n/m
Total Fee revenue	$246.3	$231.4	6%	11%	$732.2	$670.6	9%	8%

Service lines:
Property, facilities and project management	$165.0	$160.0	3%	8%	$488.6	$480.9	2%	1%
Leasing	41.4	35.7	16%	20%	110.4	92.2	20%	18%
Capital markets	16.5	12.8	29%	33%	59.1	35.2	68%	69%
Valuation and other	23.4	22.9	2%	5%	74.1	62.3	19%	16%
Total Fee revenue	$246.3	$231.4	6%	11%	$732.2	$670.6	9%	8%

Segment operating expenses	$352.2	$360.0	(2)%	3%	$1,045.2	$1,034.4	1%	1%
Less: Gross contract costs	(127.2)	(140.9)	(10)%	(3)%	(381.0)	(401.0)	(5)%	(4)%
Total Fee-based operating expenses	$225.0	$219.1	3%	7%	$664.2	$633.4	5%	4%

Adjusted EBITDA	$21.2	$12.9	64%	69%	$68.9	$38.0	81%	77%
Adjusted EBITDA Margin	8.6%	5.6%			9.4%	5.7%
Three months ended September 30, 2018 compared to three months ended September 30, 2017
APAC revenue was $373.5 million and remained relatively consistent compared with the prior year. The change in revenue includes higher gross contract costs of $10.3 million as a result of the adoption of Topic 606. Foreign currency had a $20.8 million or 6% unfavorable impact on Revenue.

Fee revenue was $246.3 million, an increase of $25.6 million or 11% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management and Leasing.
Fee-based operating expenses were $225.0 million, an increase of 7% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $21.2 million, an increase of $9.1 million or 69% on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 8.6% compared to 5.6% in the prior year.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
APAC revenue was $1.1 billion, an increase of $41.7 million. The change in revenue includes higher gross contract costs of $30.3 million as a result of the adoption of Topic 606.
Fee revenue was $732.2 million, an increase of $55.7 million or 8% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Capital markets, Leasing and Valuation and other.
Fee-based operating expenses were $664.2 million, an increase of $25.2 million or 4% on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $68.9 million, an increase of $30.6 million or 77% on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 9.4% compared to 5.7% in the prior year.
Liquidity and Capital Resources
We believe that we have adequate funds and liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand, borrowings under our revolving credit facility and our ability to access additional indebtedness through the capital markets.
As of September 30, 2018, the Company had ample liquidity in excess of $1.7 billion, which consisted of cash on hand of $939.0 million and our undrawn revolving credit facility of $810.0 million. In August 2018, the $450.0 million Second Lien Loan was repaid with IPO proceeds of approximately $1.0 billion; a new Credit Agreement was raised to increase liquidity, extend maturity and lower the borrowing rate; the First Lien loan was repaid; and a new revolving credit facility was entered into which expanded borrowing capacity from $486.0 million to $810.0 million. As a result, the Company's available liquidity increased significantly from June 30, 2018.
The Company's outstanding 2018 First Lien debt was $2.7 billion as of September 30, 2018, which net of cash on hand, provided for a net debt position of approximately $1.7 billion. The decrease in net debt of approximately $913.6 million from June 30, 2018 was driven by proceeds from the IPO and repayment of the second lien loan.
Additionally, in August 2018, Standard & Poor’s raised the Company’s rating to BB-.
Historical Cash Flows

Cash Flow Summary
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash used in operating activities	$(40.1)	$(242.5)
Net cash used in investing activities	(175.3)	(93.0)
Net cash provided by financing activities	744.2	168.0
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	0.5	14.5
Total change in cash, cash equivalents and restricted cash	$529.3	$(153.0)

Operating Activities
The Company used $40.1 million of cash for operating activities for the nine months ended September 30, 2018, a decrease of $202.4 million from the prior year. The change was driven by a decrease in Net loss of $72.7 million and higher non-cash charges including for debt extinguishment, partially offset by higher working capital requirements.
Investing Activities
The Company used $175.3 million in cash for investing activities for the nine months ended September 30, 2018, an increase of $82.3 million from the prior year. The change was driven by a return of beneficial interest in the A/R Securitization of $85.0 million.
Financing Activities
Financing activities provided $744.2 million in cash for the nine months ended September 30, 2018, an increase of $576.2 million from the prior year, driven by proceeds of $1.0 billion from the IPO and concurrent Private Placement, partially offset by the $450.0 million repayment of the Second Lien loan.
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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of September 30, 2018, the Company is not drawn on the investment limit. The A/R Securitization terminates on August 20, 2021, unless extended or an earlier termination event occurs. See Note 14: Accounts Receivable Securitization of the Notes to unaudited interim Condensed Consolidated Financial Statements for further information.
Indebtedness
We have incurred debt to finance the acquisitions of DTZ, Cassidy Turley and C&W Group, Inc., as discussed in our previously filed Prospectus. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness.
2018 Credit Agreement
On August 21, 2018, the Company entered into a $3.5 billion credit agreement , comprised of a $2.7 billion term loan and an $810.0 million revolving facility. Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $21.0 million in debt transaction costs). With the proceeds from the 2018 First Lien Loan, the Company subsequently paid off all outstanding principal and accrued interest under the 2014 Credit Agreement of $2.6 billion and $25.9 million, respectively, which also resulted in write-off of unamortized deferred financing fees of $39.2 million.
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select pursuant to the terms of the 2018 Credit Agreement. As of the period ended September 30, 2018, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 5.5% as of September 30, 2018.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
As of September 30, 2018, the Company had no outstanding funds drawn under the Revolver, which matures on August 21, 2023.

Financial Covenants and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00. The financial covenant has not been triggered since we entered into the 2018 Credit Agreement. Similarly, the financial covenant under our original First Lien Credit Agreement was not triggered in any period since its inception in 2014.
The Company was in compliance with all of its loan provisions under the Credit Agreements as of September 30, 2018.
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
Interest Rates
We are exposed to interest rate volatility with regard to our existing debt issuances. Our interest rate exposure relates to our 2018 First Lien Loan and Revolver. We manage this interest rate risk by entering into interest rate derivative agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates.
Our $2.7 billion 2018 First Lien Loan due in August 2025 bears interest at an annual rate of 1-month LIBOR plus 3.25%.
We continually assess interest rate sensitivity to estimate the impact of rising short-term interest rates on our variable rate debt. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing cost. Historically, we have maintained the majority of our overall interest rate exposure on a fixed-rate basis. In order to achieve this, we have entered into derivative financial instruments such as interest rate swap agreements when appropriate and will continue to do so as appropriate. See Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to unaudited interim Condensed Consolidated Financial Statements for additional information about interest rate risks managed through derivative activities and notional amounts of underlying hedged items.
Foreign Exchange
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. Refer to the discussion of international operations, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.
Our foreign exchange risk management strategy is achieved by establishing local operations in the markets that we serve, invoicing customers in the same currency that costs are incurred and the use of derivative financial instruments such as foreign currency forwards. Translating expenses incurred in foreign currencies into USD offsets the impact of translating revenue earned in foreign currencies into USD. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany transactions and cash management. See Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to unaudited interim Condensed Consolidated Financial Statements for additional information about foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of September 30, 2018 to accomplish their objectives at the reasonable assurance level.

Part II. Other Information
Item 1.     Legal Proceedings
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. See Note 11: Commitments and Contingencies of our Notes to unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report for information regarding legal proceedings, which is incorporated herein by reference in response to this item.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Ordinary Shares
On August 6, 2018, the Company completed an IPO of its ordinary shares in which it issued and sold 51,750,000 ordinary shares, including 6,750,000 ordinary shares pursuant to the exercise in full of the underwriters’ option to purchase additional ordinary shares. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-225742), which was declared effective by the SEC on August 1, 2018. All securities registered in the Company’s Registration Statement on Form S-1 were sold pursuant to an underwriting agreement dated as of August 1, 2018. The ordinary shares are listed on the New York Stock Exchange under the symbol “CWK.” The Company’s ordinary shares were sold to the public at an initial offering price of $17.00 per share. The aggregate offering price for the ordinary shares issued and sold by the Company was $879.8 million, and the aggregate underwriting discount for these ordinary shares was $48.4 million. We incurred approximately $8.0 million of expenses in connection with the IPO. The proceeds to us, net of total expense, were approximately $823.4 million.
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
Certain affiliates of TPG Capital BD, LLC, one of the underwriters in the IPO, own more than 10% of our outstanding ordinary shares, and Jonathan Coslet and Timothy Dattels, members of our board of directors, serve as Senior Partner of TPG and Co-Managing Partner of TPG Capital Asia, respectively.
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
10.1
Limited waiver relating to Section 3(a)(iii) of the Management Stockholders’ Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 6, 2018)

10.2
Form of Restricted Stock Unit Grant Agreement pursuant to the Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 6, 2018)

10.3	Credit Agreement dated August 21, 2018 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on September 6, 2018)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: November 13, 2018
/s/ Duncan Palmer
Duncan Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)