Form 10-K/A
period 2018-12-31
Cushman & Wakefield plc
filed 2019-04-30
CIK 1628369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001 – 38611

Cushman & Wakefield plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1193584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Old Broad Street London, United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Zip Code)

+20 13296 3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered
Ordinary Shares, $0.10 nominal value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of April 15, 2019, the number of ordinary shares outstanding was 216,741,866.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K. No changes are being made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.

The Report of the Compensation Committee on Executive Compensation included in this Amendment No. 1 on Form 10-K/A is not to be incorporated by reference into any other filings made with the Securities and Exchange Commission (the “SEC”) unless otherwise stated in those filings.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a description of the age, background and skills qualifications and attributes of our directors and executive officers as of April 15, 2019.

Brett White

Age: 59

Executive Chairman and Chief Executive Officer

Experience. Mr. White has served as Executive Chairman and Chief Executive Officer of Cushman & Wakefield since 2015. Prior to joining Cushman & Wakefield, Mr. White had a 28-year career with CBRE, serving as Chief Executive Officer from 2005 to 2012 and President from 2001 to 2005. He was also a member of CBRE’s board of directors from 1998 to 2013. He currently serves as a member of the board of directors of Edison International and Southern California Edison. Previously, he served as a trustee of the University of San Francisco and as a member of the board of directors for Realogy Holdings Corporation and Mossimo, Inc. Mr. White holds a B.A. in Biology from the University of California, Santa Barbara.

Specific Qualifications, Attributes and Skills: The Board believes that Mr. White’s extensive experience, global leadership and knowledge of commercial real estate qualifies him to serve on the Board.

Duncan J. Palmer

Age: 53

Executive Vice President and Chief Financial Officer

Experience. Mr. Palmer is our Executive Vice President and Chief Financial Officer and has served in such capacity since 2014. Prior to joining Cushman & Wakefield, from 2012 until 2014, Mr. Palmer served as Group Finance Director of RELX Group plc, a leading provider of professional information solutions to the science, medical, legal, risk management and business-to-business sectors and its parent companies. From 2007 to 2012, Mr. Palmer was the Senior Vice President, Chief Financial Officer of Owens Corning, Inc., which markets building materials and composite systems. Mr. Palmer previously spent 20 years with Royal Dutch/Shell Group, where he held positions of increasing responsibility in the U.K., the Netherlands and the U.S., including Vice President, Upstream Commercial Finance, for Shell International Exploration and Production BV and Vice President, Finance, Global Lubricants, for the Royal Dutch Shell Group of Companies. Mr. Palmer has served on the board of directors of Oshkosh Corporation since 2011. He holds an M.A. from Cambridge University and an M.B.A. from the Stanford Graduate School of Business. He is a Fellow of the (U.K.) Chartered Institute of Management Accountants.

Brett Soloway

Age: 50

Executive Vice President, General Counsel and Corporate Secretary

Experience. Mr. Soloway is Executive Vice President, General Counsel and Corporate Secretary and has served in such capacity since 2014. Prior to joining Cushman & Wakefield, Mr. Soloway led a team for The Home Depot, Inc. that was responsible for all legal matters relating to new store and distribution center development, operations and Property management activities in the U.S., Canada, Mexico, China and India. Earlier in his career, Mr. Soloway served as Vice President and General Counsel for Red Seal Development, Inc., and practiced law at Kirkland & Ellis and Rudnick & Wolfe. He received a B.A. in Political Science from the University of Michigan and a J.D. from the University of Illinois.

John Forrester

Age: 56

President

Experience. Mr. Forrester is our President and has served in such capacity since December 2017. Prior to his current role, Mr. Forrester was Chief Executive, EMEA at Cushman & Wakefield, a role he previously held at DTZ Group, our predecessor firm. Mr. Forrester was also previously Group Chief Executive of DTZ Holdings plc. He joined DTZ Group in September 1988. Mr. Forrester is a member of the Board of Management and Management Executive for the British Council for Offices and has previously served as its President. He is a trustee of the Geffrye Museum. Mr. Forrester holds a B.S. in Urban Estate Surveying and is a Fellow of the Royal Institution of Chartered Surveyors.

Michelle Hay

Age: 50

Chief Human Resources Officer

Experience. Ms. Hay is our Chief Human Resources Officer and has served in such capacity since 2017. Prior to joining Cushman & Wakefield, Ms. Hay served as Head of HR for the Americas at A.T. Kearney. She also previously served as Global Chief Human Resources Officer at Heitman LLC, and previously held HR consulting positions with Deloitte & Touche LLP, Ernst & Young LLP, Cap Gemini and Capital H Group. She holds a B.S. in psychology from the University of Houston and an M.B.A. from the University of Illinois at Urbana-Champaign.

Nathaniel Robinson

Age: 44

Chief Investment Officer and Executive Vice President of Strategic Planning

Experience. Mr. Robinson is our Chief Investment Officer and Executive Vice President of Strategic Planning and has served in such capacity since 2018. Prior to joining Cushman & Wakefield, Mr. Robinson was an Investment Partner at Virgo Capital where he focused on making new platform investments and developing strategic initiatives for the firm’s portfolio companies. Mr. Robinson also previously worked in Morgan Stanley’s Global Technology Group and is a co-founder and former chairman of PhillyCarShare, which was acquired by Enterprise Holdings in 2011. He holds a B.S. in finance and accounting from Drexel University, an M.P.P. from Harvard University and an M.B.A. from Dartmouth College.

Qi Chen

Age: 42

Director Since: 2014

Independent

Experience. Ms. Chen is a Partner at PAG Asia Capital (“PAG”) where she focuses on investments in financial services and cross-border transactions. Prior to joining PAG in 2011, she worked at TPG Capital from 2006 to 2011. She also worked in Morgan Stanley’s investment banking division and Boston Consulting Group previously. She holds a B.A. from Peking University and an M.B.A from the Kellogg School of Management, Northwestern University.

Specific Qualifications, Attributes and Skills: The Board believes that Ms. Chen brings strong financial expertise as well as a thorough understanding of cross-border and global operations to the Board.

Jonathan Coslet

Age: 54

Director Since: 2018

Independent

Experience. Mr. Coslet is a Senior Partner of TPG Global LLC (“TPG”). Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG, he worked at Donaldson, Lufkin & Jenrette, and before that, at Drexel Burnham Lambert, where he started his career. Mr. Coslet previously served on the board of directors of Biomet, Inc., IASIS Healthcare LLC, Quintiles IMS Holdings, Inc., Quintiles Transnational Holdings Inc., PETCO Animal Supplies, Inc. and Neiman Marcus Group, Inc. He currently serves on the boards of Life Time Fitness, Inc., IQVIA Holdings Inc., the Stanford Medical Advisory Council and the Stanford Institute for Economic Policy Research, and he serves as a Trustee for Menlo School. Mr. Coslet holds a B.S. in economics and finance from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School.

Specific Qualifications, Attributes and Skills: The Board believes that Mr. Coslet brings extensive financial experience and a strong management expertise to the Board.

Timothy Dattels

Age: 61

Director Since: 2018

Lead Director; Independent

Experience. Mr. Dattels is Co-Managing Partner of TPG Capital Asia. Prior to joining TPG in 2004, he served as a Partner and Managing Director of Goldman, Sachs & Co. Mr. Dattels serves or has served on the board of directors of BlackBerry Ltd., Parkway Holdings Ltd., Primedia, Inc., Shangri-La Asia Ltd. and Sing Tao News Corporation Ltd. and serves as a trustee of Jackson Laboratory and Vice Chairman of SFJazz. He holds a B.A. in business administration from the University of Western Ontario and an M.B.A. from Harvard Business School.

Specific Qualifications, Attributes and Skills: The Board believes that Mr. Dattels brings significant management and global operational expertise to the Board.

Michelle MacKay

Age: 52

Director Since: 2018

Independent

Experience. Ms. MacKay was most recently a Senior Advisor to iStar from 2017 to 2018, and previously served as iStar’s Executive Vice President of Investments from 2003 to 2017. Prior to iStar, she served as an Executive Director and as a senior member of the Commercial Real Estate Investment Committee at UBS. She holds a B.A. from the University of Connecticut and a M.B.A. from the University of Hartford.

Specific Qualifications, Attributes and Skills: The Board believes that Ms. MacKay brings extensive real estate knowledge and experience as an accomplished leader in real estate finance.

Jodie McLean

Age: 50

Director Since: 2018

Independent

Experience. Ms. McLean has served as the Chief Executive Officer of EDENS since 2015. Prior to that she served as President and Chief Investment Officer of EDENS from 2002. Ms. McLean also serves on the board of directors of Extended Stay America, Inc. and Wofford College among others. She holds a B.S. from the University of South Carolina and a degree from South Carolina Honors College.

Specific Qualifications, Attributes and Skills: The Board believes that Ms. McLean brings more than 25 years of real estate, investment and management expertise to the Board.

Lincoln Pan

Age: 42

Director Since: 2017

Independent

Experience. Mr. Pan is a Partner at PAG. Prior to joining PAG, he was a Regional CEO for Willis Towers Watson. Mr. Pan has also previously worked at Advantage Partners, GE Capital and McKinsey & Company. He holds a B.A. in history and English from Williams College and a J.D. from Harvard Law School.

Specific Qualifications, Attributes and Skills: The Board believes that Mr. Pan brings extensive experience driving business development and expansion to the Board.

Rajeev Ruparelia

Age: 43

Director Since: 2014

Independent

Experience. Mr. Ruparelia is a Director at OTPP. Prior to joining OTPP in 2008, he worked in investment banking at Credit Suisse Group (New York), in investments at Cadillac Fairview (OTPP’s wholly owned real estate subsidiary) and in the corporate finance group at Deloitte & Touche LLP. Mr. Ruparelia is also an observer on the board of Coway Co., Ltd. He holds a B.A. in economics from Wilfrid Laurier University and an M.B.A. from the Rotman School of Management at the University of Toronto.

Specific Qualifications, Attributes and Skills: The Board believes that Mr. Ruparelia brings significant experience in the management of complex organizations and skills in strategic planning to the Board.

Billie Williamson

Age: 66

Director Since: 2018

Independent

Experience. Ms. Williamson served in various roles at Ernst & Young L.L.P., most recently in the role of Senior Assurance Partner, from 1974 to 1993 and 1998 to 2011. She also worked at Marriott International, Inc. from 1996 to 1998 as Senior Vice President, Finance and Corporate Comptroller, and before that at AMX Corporation from 1993 to 1996 as Chief Financial Officer. Ms. Williamson also serves or has served on the boards of directors of XL Group Ltd., Pentair plc, Pharos Capital BDC, Inc., CSRA Inc., Janus Capital Group, ITT Exelis Inc., Annie’s Inc., Energy Future Holdings Corporation and Kraton Corporation. She holds a B.B.A. from Southern Methodist University.

Specific Qualifications, Attributes and Skills: The Board believes that Ms. Williamson brings significant expertise and leadership in finance, accounting and public company governance to the Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our Chief Executive Officer and senior financial officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.cushmanwakefield.com/investorrelations. We expect that any amendments to such code, or any material waivers of its requirements, will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Cushman’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of Cushman to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required to furnish Cushman with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Board Composition

Our business and affairs are managed under the direction of our board of directors. Our board of directors is currently comprised of nine directors. Our articles of association provide that our board of directors will have a minimum of five and maximum number of eleven directors. Our board of directors has determined that each of Messrs. Coslet, Dattels, Pan, Ruparelia, Mses. Chen, McLean, MacKay and Williamson are independent as defined under the corporate governance rules of the NYSE.

Our board of directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of shareholders. Mr. Coslet, Ms. Chen and Ms. MacKay serve as Class I directors with an initial term expiring in 2019. Mr. White, Ms. Williamson and Ms. McLean serve as Class II directors with an initial term expiring in 2020. Messrs. Dattels, Pan and Ruparelia serve as Class III directors with an initial term expiring in 2021. Upon the expiration of the initial term of office for each class of directors, each director in such class shall be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Any additional directorships resulting from an increase in the number of directors or a vacancy may be filled by the directors then in office.

Mr. White serves as our Executive Chairman of our board of directors and Chief Executive Officer. When the Executive Chairman is also the Chief Executive Officer, our corporate governance guidelines provide that we may elect one of our independent directors to serve as Lead Director. Mr. Dattels currently serves as our Lead Director, and is responsible for serving as liaison between the Chairman and the independent directors, approving meeting agendas and schedules for our board of directors and presiding at executive sessions of the independent directors and any other board of directors meetings at which the Chairman is not present, among other responsibilities.

Committees of the Board of Directors

Our Board currently has three standing committees that met or acted by written consent during fiscal year 2018: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

The following table describes the current members of each of the committees of our Board:

Director	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Brett White	CHAIR
Jonathan Coslet	✓
Timothy Dattels	✓		CHAIR	✓
Qi Chen	✓
Michelle MacKay	✓		✓
Jodie McLean	✓	✓
Lincoln Pan	✓		✓	CHAIR
Rajeev Ruparelia	✓	✓	*	✓
Billie Williamson	✓	CHAIR

*	Mr. Ruparelia served on the Compensation Committee during the year ended December 31, 2018; Ms. MacKay was appointed to replace Mr. Ruparelia on the Compensation Committee on March 7, 2019.

Audit Committee

The audit committee:

•

appoints our independent registered public accounting firm annually; evaluates the independent auditor’s independence and performance and replaces it as necessary; pre-approves all audit and non-audit services; and sets guidelines for the hiring of former employees of the independent auditor;

•	reviews the audit plans and findings of our independent auditor and our internal audit function;

•	reviews with our management and independent auditor our financial statements, including any significant financial reporting issues and changes in accounting policies;

•	reviews with our management and independent auditor the adequacy of our internal controls over financial reporting;

•	oversees our policies and procedures with respect to risk assessment and risk management; and

•	oversees the implementation and effectiveness of our compliance and ethics program, including our “whistleblowing” procedures.

The members of the audit committee are Ms. Williamson (chair), Mr. Ruparelia and Ms. McLean. Ms. Williamson and Ms. McLean are “independent,” as defined under the rules of the NYSE and Rule 10A-3 of the Exchange Act. Our Board has determined that each director appointed to the audit committee is financially literate, and the Board has determined that Ms. Williamson is an audit committee financial expert.

Our Board has adopted a written charter for our audit committee, which is available on our corporate website at http://ir.cushmanwakefield.com.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee:

•	develops and recommends criteria to our board of directors for selecting new directors;

•	conducts inquiries into the background and qualifications of candidates for the board and recommends proposed nominees to the board;

•	recommends corporate governance guidelines to the board; and

•	oversees the evaluation of the performance of the board.

The members of the nominating and corporate governance committee are Mr. Pan (chair), Mr. Dattels and Mr. Ruparelia. The members of our nominating and corporate governance committee are independent.

Our Board has adopted a written charter for our nominating and corporate governance committee, which is available on our corporate website at http://ir.cushmanwakefield.com.

Compensation Committee

The compensation committee:

•

reviews and approves corporate goals and objectives relevant to the compensation of our executive officers, evaluates the performance of our executive officers in light of those goals and objectives and determines the compensation of our executive officers based on that evaluation;

•	reviews and approves policies and guidelines related to the compensation of our executive officers and directors; and

•	establishes, reviews and administers our compensation and employee benefit plans.

The members of the compensation committee are Mr. Dattels (chair), Mr. Pan and Mr. Ruparelia. The members of our compensation committee are independent.

Our Board has adopted a written charter for our compensation committee, which is available on our corporate website at http://ir.cushmanwakefield.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses the principles underlying our executive compensation program and the policies and practices for the fiscal year ended December 31, 2018 (“Fiscal 2018”) for (i) our principal executive officer, (ii) our principal financial officer and (iii) the three other most highly compensated executive officers of the Company as of December 31, 2018:

•	Brett White, our Executive Chairman and Chief Executive Officer;

•	Duncan Palmer, our Executive Vice President and Chief Financial Officer;

•	John Forrester, our Global President;

•	Michelle Hay, our Executive Vice President and Chief Human Resources Officer; and

•	Brett Soloway, our Executive Vice President, General Counsel and Corporate Secretary.

We refer to these executive officers as the “Named Executive Officers.”

Compensation Philosophy and Objectives

Our compensation philosophy is to provide an attractive, flexible and effective compensation package to our executive officers that is tied to our corporate performance and aligned with the interests of our shareholders. Our executive compensation program is designed to help us recruit, motivate and retain the caliber of executive officers necessary to deliver consistent high performance to our clients, shareholders and other stakeholders.

Our compensation policies and practices also allow us to communicate our goals and standards of conduct and performance and to motivate and reward employees for their achievements. In general, the same principles governing the compensation of our executive officers also apply to the compensation of all our employees, which include:

Principle	Practice
Retain and hire the best leaders.	Competitive compensation to facilitate attracting and retaining high-quality talent.

Pay for performance.	A significant portion of pay depends on annual and long-term business and individual performance; in general, the level of “at-risk” compensation increases as the officer’s scope of responsibility increases.

Reward long-term growth and profitability.	Rewards for achieving long-term results, and alignment with the interests of our shareholders.

Tie compensation to business performance.	A significant portion of pay is tied to measures of performance of the business or businesses over which the individual has the greatest influence.

Align executive compensation with shareholder interests.	The interests of our executive officers are linked with those of our shareholders through the risks and rewards of stock ownership.

Limited personal benefits.	Perquisites and other personal benefits are limited to items that serve a reasonable business-related purpose.

Compensation Mix

Our executive compensation program has been designed to reward strong performance by focusing the compensation opportunity for each of our executive officers on annual and long-term incentives that depend upon our performance as a whole, as well as the performance of our individual businesses or on the basis of individual metrics where appropriate.

Compensation-Setting Process

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our executive compensation program (including our executive compensation policies and practices) and approving the compensation of our executive officers, including the Named Executive Officers (except for our CEO).

The board of directors is responsible for approving all compensation paid to our CEO. Pursuant to its charter, the Compensation Committee has the responsibility to review and recommend to the board of directors any proposed change in base salary or target incentive compensation for our CEO at least annually, as well as for evaluating our CEO’s performance and recommending actual payments under the annual incentive plan in light of the corporate goals and objectives applicable to him.

Our equity incentive plans are administered by the Compensation Committee with oversight from the board of directors. As we were previously a privately-owned company, we did not historically make equity grants on an annual basis. Beginning in 2019, we expect to commence making annual grants of incentive equity to our executives, subject to the approval of the Compensation Committee. From time to time, the Compensation Committee may in its sole discretion approve additional grants of equity incentive awards to Named Executive Officers.

Role of Executive Officers

The Compensation Committee receives support from our Human Resources Department in designing our executive compensation program and analyzing competitive market practices. Our Chief Human Resources Officer and General Counsel attend regular meetings of the Compensation Committee in order to provide insight and expertise regarding the operation of our compensation programs and to provide support and assistance with respect to the legal and governance implications of our compensation decisions. Our CEO also regularly participates in Compensation Committee meetings, providing management input on organizational structure, executive development and financial analysis. In addition, our CFO provides the financial information used by the Compensation Committee to make decisions with respect to incentive compensation goals based on achievement of financial targets and related payouts for our annual and long-term incentive programs.

Our CEO evaluates the performance of each of our executive officers against any annual objectives established for the business or functional area for which such executive officer is responsible. Our CEO then reviews each executive officer’s target compensation opportunity, and based upon the target compensation opportunity and the individual’s performance, proposes compensation adjustments, subject to review and approval by the Compensation Committee. Neither our CEO nor any other Named Executive Officer participates in the evaluation of his or her own performance and he or she is not present during discussions relating to his or her compensation.

Role of Independent Compensation Consultant

In fulfilling its duties and responsibilities, the Compensation Committee has the authority to engage the services of outside advisers on an as-needed basis. In our fiscal year ended December 31, 2017 (“Fiscal 2017”), the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”), a national executive compensation consulting firm, to assist it with compensation matters. The Compensation Committee continued its retention of FW Cook through Fiscal 2018. FW Cook attends meetings of the Compensation Committee, responds to inquiries from members of the Compensation Committee and provides analysis with respect to these inquiries.

Since Fiscal 2017, FW Cook has assisted the Compensation Committee with the development of our compensation peer group, analyzed the executive compensation levels and practices of the companies in our compensation peer group and provided advice and support with respect to compensation best practices and market trends. FW Cook does not provide any services to us other than the services provided to the Compensation Committee.

Peer Group

In February 2017, our Compensation Committee, with the assistance of FW Cook, developed an initial compensation peer group based on an evaluation of companies that it believed were comparable to us with respect to industry segment, business profile and various financial criteria as a reference source in its executive compensation deliberations. In 2018, our Compensation Committee updated our peer group by removing Marsh & McLennan and Savills because their revenues and market capitalization fell outside the desired ranges for our peer group. Our peer group for Fiscal 2018, which was used by the Compensation Committee as a reference in the course of its 2018 deliberations, consists of the following 21 companies:

Direct Peers	Other Business Service Peers
CBRE	AECOM
Colliers International	Aon
Jones Lang LaSalle	Boston Properties
CACI International
CGI Group
Convergys
Duke Realty Corporation
EMCOR
Fidelity National Information Services
Fiserv
Forest City Realty
Jacobs Engineering
KBR
Kelly Services
Leidos
Robert Half International
Unisys
Willis Towers Watson

As of September 2018, our revenue was near the median of our peer group and our market capitalization was near the 25th percentile of our peer group. We believe that the position of these measures relative to our peer group provides our Compensation Committee with a sound basis for comparing our compensation to market competitors.

This peer group data is not used by the Compensation Committee in isolation but rather serves as one point of reference for making decisions about compensation. The Compensation Committee also takes into consideration other factors it considers relevant, such as the financial and operational performance of our businesses, individual performance, specific retention concerns and internal equity.

Competitive Market Review

For purposes of its review of the competitive market, the Compensation Committee reviewed an analysis of our 21-company peer group which was prepared by FW Cook. The Compensation Committee also reviews third-party survey data prepared by FW Cook in cases where other peer group data is not available to capture broader market trends and practices.

Compensation-Related Risk Assessment

The Compensation Committee evaluates each element of our executive compensation program in order to ensure that it does not encourage our executive officers to take excessive or unnecessary risks or incentivize the achievement of short-term results at the expense of our long-term interests. We believe we have designed our executive compensation program to address potential risks while also rewarding our executive officers for achieving financial and strategic objectives through prudent business judgment and appropriate risk taking. Among other things, we have attempted to mitigate risk by adopting stock ownership guidelines and clawback policies. Based on our 2018 evaluation, we concluded that our executive compensation policies and practices are appropriately structured and do not encourage employees to take unnecessary or excessive risks.

Compensation Elements

Our executive compensation program consists of base salary, annual incentive compensation, long-term equity incentive awards and health, welfare and other customary employee benefits.

Base Salary

We believe that a competitive base salary is critical in attracting and retaining key executive talent. In evaluating the base salaries of our Named Executive Officers, the Compensation Committee considers several factors, including individual and company performance, qualifications, experience, tenure and scope of responsibilities, future potential, competitive market practices, difficulty of finding a replacement, our desired compensation position with respect to the competitive market and internal equity. During 2018, Mr. Soloway’s base salary was increased following a review of compensation of similarly-situated officers at peer companies.

Annual Incentive Compensation

Each year, our executive officers are eligible to receive annual cash incentive awards under the Annual Incentive Plan (“AIP”).

At the beginning of the fiscal year the Compensation Committee approves the terms and conditions of the AIP for the year, including the selection of one or more performance measures as the basis for determining the funding of annual cash bonuses for the year, the performance range relative to our annual operating plan and the weighting of such performance measures.

Target Annual Cash Bonus Opportunities

For purposes of the Fiscal 2018 AIP, the target cash bonus opportunities of the Named Executive Officers for Fiscal 2018 were as follows:

Named Executive Officer	Fiscal 2018 Target Cash Bonus Opportunity (as a percentage of base salary)	Fiscal 2018 Target Cash Bonus Opportunity (as a dollar amount)
Mr. White	210.5%	$2,000,000
Mr. Palmer	100%	$600,000
Mr. Forrester	193%	$1,215,723
Ms. Hay	50%	$212,500
Mr. Soloway	50%	$237,500

Corporate Performance Measures

For purposes of the Fiscal 2018 AIP, the Compensation Committee selected Adjusted EBITDA, adjusted as follows: increased by $153 million to reflect the cost of the AIP, increased by $18 million (currency conversion) and decreased by $22 million (recruiting and retention amortization), $11 million (changes in revenue recognition from customer contracts due to ASC 606) and $7 million (M&A, restructuring and other one-time items). This “Pre-Incentive Adjusted EBITDA” was the sole performance measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for further detail on the Company’s use of Adjusted EBITDA. The Compensation Committee believes that Pre-Incentive Adjusted EBITDA is the best measure of both corporate and business segment profitability.

Annual Cash Bonus Decisions

The AIP is based on the achievement of a certain percentage of Pre-Incentive Adjusted EBITDA, from a minimum of 70% to a maximum of 130% as measured against the relevant annual operating plan target, subject to the achievement of the minimum 70% on a consolidated basis and the discretion of our board of directors, with straight line interpolation between performance levels. Pre-Incentive Adjusted EBITDA goals are set on a constant currency basis. Other items and adjustments are made to Pre-Incentive Adjusted EBITDA at the discretion of the Compensation Committee to ensure that the achievement reflects underlying performance as determined by the Compensation Committee. The adjustments made for Fiscal 2018 are described above. Individuals’ bonuses are then determined according to their role and company-wide financial performance and, in some cases, individual performance, as described below.

The bonus paid to our Named Executive Officers, other than Mr. Soloway and Ms. Hay, is determined based on financial performance that results in a funded range of 0% to 200% of their applicable target. The bonus for Mr. Soloway and Ms. Hay is weighted 75% on the achievement of financial goals (resulting in a range of 0% to 150% of their applicable target) and 25% on the achievement on individual performance objectives relating to specific projects or initiatives at the Company (resulting in a range of 0% to 50% of their applicable target). The Compensation Committee has the discretion to adjust the amount of the actual cash bonus payments to be received by any Named Executive Officer, as it deems to be appropriate, upwards to the applicable cap or downwards to zero. There were no such adjustments for Fiscal 2018.

For purposes of our Fiscal 2018 AIP, the target Pre-Incentive Adjusted EBITDA was $682 million, and the actual achieved Pre-Incentive Adjusted EBITDA was $790 million. As a result, the Fiscal 2018 cash bonus payments for the Named Executive Officers were 153.33% of their target annual cash bonus opportunities as summarized below. The Compensation Committee determined that both Mr. Soloway and Ms. Hay substantially exceeded their individual performance objectives for Fiscal 2018 and concluded that matching their bonus payment percentages to those received by the other Named Executive Officers fairly compensated them for their achievement of their respective individual performance objectives.

Named Executive Officer	Fiscal 2018 Actual Cash Bonus Payment	Actual Cash Bonus Payment as Percentage of Target Cash Bonus Award
Mr. White	$3,066,600	153.33%
Mr. Palmer	$919,980	153.33%
Mr. Forrester	$1,864,068	153.33%
Ms. Hay	$325,826	153.33%
Mr. Soloway	$364,159	153.33%

Long-Term Incentive Compensation

We provide long-term incentive compensation to our executive officers in the form of options to purchase our ordinary shares and RSUs. We believe these equity-based grants promote our long-term growth and profitability by aligning the interests of our management with the interests of our shareholders and by encouraging retention. Our Named Executive Officers currently hold a mix of equity compensation granted under one of two plans, depending on whether the awards were granted before or after our initial public offering. A brief description of these arrangements is set forth below.

Pre-IPO Equity Compensation. Prior to our initial public offering, our executive officers received equity awards under the DTZ Jersey Holdings Limited Management Equity Incentive Plan (the “MEIP”), which was adopted by our corporate predecessor in May 2015, as well as RSUs pursuant to individual agreements with DTZ Jersey Holdings Limited. The bulk of these awards were made at the time the Principal Shareholders acquired us, or upon a new hire, promotion or other special circumstance. As a privately-owned company, we did not historically make equity grants on an annual basis. Although we do not intend to issue further awards under the MEIP, the majority of the equity awards currently held by our Named Executive Officers were issued under the MEIP prior to our initial public offering. As our business has grown, we have periodically reevaluated the awards granted under the MEIP and in certain cases modified the awards to reflect the economic realities of our evolving business. These modifications are discussed under the heading “—Compensation Changes Related to our IPO—Changes to Certain Equity Incentive Awards” and the notes to the equity tables appearing below.

Post-IPO Equity Compensation. In order to remain competitive with our peers as a public company, we adopted a new management incentive program in connection with our initial public offering. See “—Compensation Changes Related to our IPO—New Management and Non-Employee Omnibus Equity Compensation Plans.” After our initial public offering in 2018, we made long-term incentive grants under this plan to certain of our Named Executive Officers. We expect that all future long-term incentive grants will be made under this post-IPO plan or its successor.

Equity received by our executive officers, whether as the result of option exercises, the settlement of RSUs or outright purchases, is generally subject to significant transfer restrictions intended to increase alignment between management and our shareholders. See “—Employee Equity Arrangements” and “—Fiscal 2018 Outstanding Equity Awards at Year-End Table.”

Health, Welfare, Retirement and Other Employee Benefits

We provide benefits to our Named Executive Officers on the same basis as all of our full-time employees. These benefits include 401(k) retirement, medical, pharmacy, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and basic life insurance coverage.

Perquisites and Other Personal Benefits

We only provide perquisites and other personal benefits to our executive officers when we believe they are appropriate to assist an individual in the performance of duties and the achievement of business objectives, to make our executive officers more efficient and effective, and for recruitment and retention purposes. The Compensation Committee believes that the perquisites and personal benefits that we provide are a reasonable component of our overall executive compensation program and are consistent with market practices. We may provide other perquisites or other personal benefits in the future to achieve similar goals, subject to approval and periodic review by our Compensation Committee.

Employment Agreements and Severance Arrangements

We have entered into written employment agreements with Messrs. White, Palmer and Forrester, and Mr. Soloway and Ms. Hay are party to offer letters with the Company. These agreements establish the terms and conditions governing their employment, including any termination thereof, and also include restrictive covenants. These arrangements are more fully described below under “—Employment Arrangements.”

The rights of Messrs. White and Palmer to receive severance are set forth in their respective employment agreements. Each of Mr. Soloway, Mr. Forrester and Ms. Hay are entitled to certain benefits under our severance plan, as more fully described below under “—Compensation Changes Related to our IPO—New Executive Severance Arrangements.”

Employment agreements and severance benefits assist us in the recruitment and retention of executive talent.

Compensation Changes Related to our IPO

In connection with our initial public offering in August 2018, we adopted a number of changes to our compensation policies and plans. These changes, which are described below, were intended to ensure our compensation practices remained competitive with our peers as we became a publicly traded company.

Changes to Certain Equity Incentive Awards

August 2018 Modification of Certain RSUs

In connection with our IPO, the terms of certain RSUs held by our Named Executive Officers that provided for settlement only upon termination or change in control were modified to provide for such awards to vest and settle on or before August 6, 2020. The vesting and settlement timeline provides for all then vested RSU awards to settle on August 6, 2019. From August 7, 2019 through August 6, 2020 awards will vest per existing vesting terms in individual agreements and settle within 30 days after vesting. Any remaining unvested RSUs will then vest and settle on August 6, 2020.

November 2018 Modification of Performance-Vesting Options

To encourage retention as well as to align the interests of our executives with our shareholders, we revised the vesting terms applicable to all performance-based options in November 2018, including those held by our Named Executive Officers. In addition to vesting in the event our Principal Stockholders achieve a multiple of money of 2.0 upon a sale of their equity, the performance based options will vest in the event our share price over 90 trading days averages at least $20, whichever comes first.

Modification of Equity Awards Held by Mr. White

In June and November 2018, Mr. White agreed to certain changes to the terms of his employment agreement and the terms of certain of his outstanding equity awards, which the Company believes overall provides better alignment between the Company and its stakeholders’ (including the Principal Shareholders’) interests and those of Mr. White. Among other things, with respect to all of his outstanding equity-based awards granted prior to March 2018, Mr. White agreed (i) to sell a pro rata portion of the ordinary shares he receives in settlement of these awards each time the Principal Shareholders sell ordinary shares for cash prior to March 6, 2020, (ii) that in exchange for agreeing to extend the term of his employment through December 31, 2021, the RSUs in respect of 2,233,792 ordinary shares granted on May 8, 2015 will be subject to modified vesting conditions, including that a portion of them have a time-based component that may permit them to vest earlier and to a greater extent than they otherwise may have based on the performance-based vesting criteria, (iii) that the 285,000 performance-vesting RSUs granted on May 8, 2015 will be converted to time-vesting RSUs and (iv) that the restrictions of the management stockholders’ agreement (as described below under the heading “—Employee Equity Arrangements”) generally would not apply, except with respect to the call right in the event his employment is terminated for cause or if he violates restrictive covenants to which he is subject, provided that he may only transfer up to 5% of the ordinary shares he holds as a result of the settlement of his outstanding time-based RSUs and options per calendar quarter, inclusive of any ordinary shares sold pursuant to the requirement to sell his ordinary shares alongside the Principal Shareholders.

IPO Retention Bonuses

In November 2018, the Compensation Committee approved one-time cash awards to Messrs. Palmer, Forrester and Soloway in the amounts of $1,200,000, $1,200,000 and $150,000, respectively. The awards are subject to repayment of the net after tax amount in the event the recipient voluntarily resigns employment with the Company within two years.

New Management and Non-Employee Omnibus Equity Compensation Plans

In May 2018 we adopted both the 2018 Omnibus Management Share and Cash Incentive Plan (the “Management Plan”) and the 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan (the “Director Plan,” and together with the Management Plan, the “2018 Omnibus Plans”). We anticipate that all future equity-based awards will be granted under these plans or their successors to employees, consultants and independent contractors and to non-employee directors, respectively.

New Executive Severance Arrangement

In June 2018, we implemented a new executive severance plan for our executive officers (other than Messrs. White and Palmer, whose severance is set out in their respective employment agreements) that we believe is more in line with market practice. Consistent with the arrangements governing the severance for Messrs. White and Palmer, the Compensation Committee approved severance for our other Named Executive Officers in the event their employment is terminated by the Company without “cause” based on a multiple of base salary only (1.5x in the case of Mr. Forrester and 1.0x for Ms. Hay and Mr. Soloway). The severance will be payable over 18 months, in the case of Mr. Forrester, and 12 months, in the case of Ms. Hay and Mr. Soloway, and will be subject to the requirement that the individual execute a valid release and comply with any restrictive covenants to which they are subject.

Fiscal 2017 and 2018 Summary Compensation Table

The following table sets forth the compensation paid to, received by or earned during Fiscal 2017 and Fiscal 2018 by the Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary		Bonus(1)		Stock Awards(2)	Option Awards(2)		Non-Equity Incentive Plan Compensation(3)		All Other Compensation(4)		Total
Brett White, Executive Chairman and Chief Executive Officer	2018 2017	$ $	950,000 950,000		— —	$45,131,905 —		— —	$ $	3,066,600 1,400,000	$ $	91,455 145,285	$ $	49,239,960 2,495,285
Duncan Palmer, Executive Vice President, Chief Financial Office	2018 2017	$ $	600,000 600,000	$ $	1,450,000 1,000,000	$999,998 —	$ $	1,717,800 745,400	$ $	919,980 420,000	$ $	6,750 6,750	$ $	5,694,528 2,772,150
John Forrester, (5) Executive Vice President, Global President	2018		$628,312		$1,450,000	$2,058,824		$1,717,800		$1,864,068		$84,832		$7,803,836
Michelle Hay, Chief Human Resources Officer	2018		$425,000		$150,000	$350,000		$336,057		$325,826		$6,750		$1,593,633
Brett Soloway, Executive Vice President, General Counsel and Corporate Secretary	2018 2017	$ $	470,137 437,500	$ $	300,000 80,500	$437,500 —	$ $	250,955 268,187	$ $	364,159 174,375		— —	$ $	1,822,751 960,562

(1)

Bonus amounts in 2017 represent payments in respect of retention bonuses as set forth in the applicable employment agreement or offer letter. For Mr. Palmer, Mr. Forrester and Mr. Soloway bonus amounts in 2018 represent payments related to the Company’s successful completion of an IPO and payments in respect of one-time cash awards approved for certain executive officers by our Compensation Committee in November 2018 (the “2018 Cash Awards”). The 2018 Cash Awards are subject to repayment of the net after tax amount if the recipient of such award voluntarily resigns within two years. For Ms. Hay, bonus amount in 2018 represents a bonus payment related to the Company’s successful completion of an IPO.

(2)

The amounts reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the stock-based awards granted to the Named Executive Officers during Fiscal 2017 and Fiscal 2018, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), including the incremental increase in value resulting from the amendments to certain other outstanding equity awards as described in “—Changes to Certain Equity Incentive Awards” above and disregarding the impact of estimated forfeitures. The assumptions used in calculating the grant date fair value of the options reported in the Option Awards column and the methodology used to value RSUs are set forth in Note 13 to the audited Consolidated Financial Statements included elsewhere in this prospectus. The amounts reported in these columns reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the Named Executive Officers from these awards. With respect to all performance-vesting awards granted or modified in 2018, the achievement of the highest level of performance conditions specified in the applicable award would result in 100% of the shares underlying such award vesting (in the case of RSUs) or becoming exercisable (in the case of options). The value of such performance-vesting awards is set forth in the Fiscal 2018 Grants of Plan-Based Awards Table.

(3)

The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent the amounts paid to our Named Executive Officers pursuant to our Annual Incentive Plan for the applicable year. See “Compensation Discussion and Analysis—Annual Incentive Compensation.”

(4)

The amounts in this column include the following categories of perquisites for 2018: for Mr. Palmer and Ms. Hay, 401(k) contributions by the Company ($6,750 each); for Mr. Forrester, $62,812 in cash in lieu of retirement benefits, in addition to a car allowance, tax compliance services and certain core benefits including life assurance, private medical and income protection; and for Mr. White, $55,385 in reimbursement of legal fees related to his employment with us, in addition to charitable contributions, tickets to sporting events and payment of a golf club membership. The amounts reported for perquisites and other benefits represent the actual cost incurred by us in providing these benefits to the indicated Named Executed Officer.

(5)	Salary, Non-Equity Incentive and All Other Compensation for Mr. Forrester have been converted from GBP at a rate of $1.3508/GBP.

Employee Equity Arrangements

As described above under “—Compensation Elements—Long-Term Incentive Compensation,” we have made pre-IPO equity grants under the MEIP and pursuant to RSU agreements, and we have also made post-IPO equity grants pursuant to the Management Plan. The equity awards granted to our executive officers are more fully described below in the Fiscal 2018 Outstanding Equity Awards at Year-End Table.

We and the Principal Shareholders have entered into a management stockholders’ agreement with each of our executive officers that remains in effect until December 31, 2021 and which governs all pre-IPO equity held by our executive officers, whether acquired pursuant to the exercise of options granted under the MEIP, the settlement of RSUs or purchases. The equity is held pursuant to a nominee arrangement and is generally nontransferable, except that a participant may transfer their rights for estate planning purposes or otherwise as permitted by us. In no event will a transfer be permitted to a competitor. The management stockholders’ agreement provides for drag-along, tag-along and post-termination repurchase and recapture rights, lock-up and other restrictions.

As more fully described above in “—Compensation Changes Related to our IPO”, Mr. White agreed to modifications to the terms of certain of his outstanding equity awards, including the management stockholders’ agreement, which the Company believes overall provide better alignment between the Company and its stakeholders’ (including the Principal Shareholders’) interests and those of Mr. White.

Fiscal 2018 Grants of Plan-Based Awards Table

The following table sets forth, for each of the Named Executive Officers, the plan-based awards granted during Fiscal 2018.

Name	Grant Date	Modification Date (if applicable)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)(1)	Target ($)(1)	Maximum (#)(1)
Mr. White			$—	$2,000,000	$4,000,000
	5/8/2015	6/2018				285,000	(2)				$3,391,500	(2)
	5/8/2015	11/2018				2,233,792	(3)				$37,719,812	(3)
	3/8/2018	—				294,118	(4)				$4,020,593	(4)
Mr. Palmer			$—	$600,000	$1,200,000
	5/8/2015	11/19/2018						200,000	(5)	$10.00	$1,717,800	(5)
	10/11/2018	—				55,463	(6)				$999,998	(6)
Mr. Forrester			$—	$1,215,723	$2,431,446
	5/8/2015	11/19/2018						200,000	(5)	$10.00	$1,717,800	(5)
	3/7/2018	—				78,431	(7)				$1,333,334	(7)
	3/7/2018	8/6/2018				39,216	(8)				$725,490	(8)
Ms. Hay			$53,125	$212,500	$425,000
	9/14/2016	11/19/2018						3,921	(5)	$17.00	$15,923	(5)
	3/7/2018					13,333	(7)				$226,666	(7)
	3/7/2018	8/6/2018				6,667	(8)				$123,334	(8)
	3/7/2018							33,333	(9)	$17.00	$205,465	(9)
	3/7/2018	11/19/2018						16,667	(10)	$17.00	$114,669	(10)
Mr. Soloway			$59,375	$237,500	$475,000
	5/8/2015	11/19/2018						13,334	(5)	$10.00	$114,526	(5)
	1/7/2016	11/19/2018						10,000	(5)	$12.00	$78,720	(5)
	3/31/2017	11/19/2018						13,334	(5)	$17.00	$57,710	(5)
	5/30/2018					16,667	(7)				$283,334	(7)
	5/30/2018	8/6/2018				8,333	(8)				$154,166	(8)

(1)	The amounts reported reflect the threshold, target and maximum annual cash bonus opportunities payable to the Named Executive Officer under the Fiscal 2018 AIP.
(2)

Represents shares underlying awards whose vesting criteria was modified from performance-based to time-based in June 2018. The incremental value attributable to such modification is $11.90 per share, which represents the difference between $17.00, the fair market value of our shares on the modification date, and $5.10, the original grant date value of the awards.

(3)

Represents shares underlying awards originally granted in 2015 as performance-vesting RSUs which were modified in November 2018. 1,340,275 of such RSUs were converted to time-vesting RSUs such that the awards vest in substantially equal annual increments beginning on May 8, 2016 and continuing through May 8, 2021. The performance-vesting criteria of the remaining 893,517 RSUs was modified to provide for the awards to vest in the following proportions if our closing share price for a period of 90 days is at least a certain value, as follows: (1) 25% at $16.70, (2) 37.5% at $19.50, (3) 50% at 22.30, (4) 62.5% at 25.10, (5) 75% at $27.80, (6) 87.5% at $30.60 and (7) 100% at $33.40. The incremental value attributable to the time-vesting RSUs is $17.274 per share, which represents the difference between $18.26, the fair value of our shares on the modification date, and $0.986, the original grant date value of the awards. The incremental value attributable to the modified performance-vesting RSUs is $16.304, which represents the difference between $17.29, the calculated fair value of the awards on the modification date, and $0.986, the original grant date value of the awards. If all of the performance-vesting RSUs were assumed to vest (the highest level of performance), the value of this grant would have been $38,586,523 (due to an additional $866,711 that would have been attributable to such awards on the grant date).

(4)

Consists of 220,589 time-vesting RSUs and 73,529 performance-vesting RSUs granted with a fair market value of $17.00 per share and $3.68 per share, respectively. The time-vesting RSUs vest in substantially equal installments of 25% over four years, with vesting beginning as of March 15, 2018. The performance-vesting RSUs vest if only upon the occurrence of a liquidity event in which the Principal Shareholders realize a net multiple of money of at least 2.0. If all of the performance-vesting RSUs were assumed to vest (the highest level of performance), the value of this grant would have been $5,000,006 (due to an an additional $979,413 that would have been attributable to such awards on the grant date).

(5)

Represents the increase in value resulting from the modification of certain MEIP option awards on November 19, 2018. The incremental value attributable to each option is equal to the difference between the original grant date fair value of the applicable option and $9.840, the fair value of such options on the date of modification, as set forth below:

The options will vest upon the occurrence of a liquidity event or significant cash sale in the event the Principal Shareholders realize a multiple of money that is at least equal to 2.0. As a result of the November 19, 2018 modification, these options will also vest if our average closing share price for a period of 90 days is at least $20.

(6)

RSUs vest in four substantially equal installments over four years, with vesting beginning as of September 6, 2018. The fair market value of the RSUs on the date of Compensation Committee approval was $18.03 per share.

(7)

Represents time-vesting RSUs granted prior to our initial public offering at a fair market value of $17.00. The RSU plan was terminated on August 8, 2018 and such shares will vest and settle by August 6, 2020. Upon the consummation of our IPO, the terms of certain RSUs held by our Named Executive Officers that provided for settlement past vesting were modified to provide for such awards to vest and settle on or before August 6, 2020. The vesting and settlement timeline provides for all then vested RSUs to settle on August 6, 2019. From August 7, 2019 through August 6, 2020 awards will vest per existing vesting terms in individual agreements and settle within 30 days. Any remaining unvested RSUs will then vest and settle on August 6, 2020. The vesting schedule of these RSUs is set forth below. Total amounts may not foot due to rounding.

Represents performance-vesting RSUs granted prior to our initial public offering at an original fair value of $3.68, in the case of RSUs held by Mr. Forrester and Ms. Hay, and $2.00, in the case of RSUs held by Mr. Soloway. On August 6, 2018, the awards were modified to provide for vesting and settlement based on the earlier of: (i) the satisfaction of the original performance criteria (the RSUs will vest upon the occurrence of a liquidity event or significant cash sale in the event the Principal Shareholders realize a multiple of money that is at least equal to 2.0); or (ii) August 6, 2020. The incremental increase in value resulting from such modification is included in the grant date fair value listed above. The incremental value is the difference between $18.50, the fair market value of our shares on the modification date, and the original fair market value of the applicable performance-vesting RSUs.

(9)

Represents time-vesting options granted with a fair market value of $6.16 per share. The options vest in five substantially equal installments of 20% over five years, with vesting beginning as of January 1, 2018.

(10)

Represents performance-vesting options granted prior to our initial public offering at an original fair value of $1.288 which were subsequently modified on November 19, 2018. The options will vest upon the occurrence of a liquidity event or significant cash sale in the event the Principal Shareholders realize a multiple of money that is at least equal to 2.0. As a result of the November 19, 2018 modification, these options will also vest if our average closing share price for a period of 90 days is at least $20. The incremental increase in value resulting from such modification is included in the grant date fair value listed above. The incremental value is the difference between $6.880, the fair value of the options as of the date of modification, and the original fair value of the options.

Original Grant Date of Option	Fair Value on Original Grant Date	Fair value on 11/19/2018 (as modified)	Incremental Increase in Value
	(all dollars values on per share basis)
5/8/2015	$1.251	$9.840	$8.589
1/7/2016	$0.878	$8.750	$7.872
9/14/2016	$2.309	$6.370	$4.061
3/31/2017	$2.232	$6.560	$4.328

	Number of RSUs Scheduled to Vest
Vesting Date	Mr. Forrester	Ms. Hay	Mr. Soloway
1/1/2019	19,608	3,333	—
3/8/2019	—	—	4,167
1/1/2020	19,608	3,333	—
3/8/2020	—	—	4,167
8/6/2020	39,216	6,667	8,333

Total	78,431	13,333	16,667

Fiscal 2018 Outstanding Equity Awards at Year-End Table

The following table sets forth, for each of the Named Executive Officers, the equity awards outstanding as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Unit of Stock That Have Not Vested ($)
Mr. White	357,408	89,350	(2)	$10.00	5/8/2025
						2,274,726	(3)	$32,915,285
Mr. Palmer	293,334	306,666	(4)	$10.00	5/8/2025
						55,463	(5)	$802,550
Mr. Forrester	293,334	306,666	(4)	$10.00	5/8/2025
						117,647	(6)	$1,702,354
Ms. Hay	4,182	7,583	(7)	$17.00	9/14/2026
	—	50,000	(8)	$17.00	3/7/2028
						20,000	(6)	$289,400
Mr. Soloway	19,557	20,443	(9)	$10.00	5/8/2025
	12,666	17,334	(10)	$12.00	1/7/2026
	11,556	28,444	(11)	$17.00	3/31/2027
						25,000	(6)	$361,750

(1)	Each RSU award covering ordinary shares was granted pursuant the terms of a written agreement. RSUs granted following our initial public offering were granted pursuant to the Management Plan.
(2)	Consists of time-vesting options which vest on November 5, 2019.
(3)	Consists of RSUs which vest in the following manner:
(4)	Consists of 106,666 time-vesting options which vest on November 5, 2019 and 200,000 performance-vesting options as described in the Fiscal 2018 Grants of Plan-Based Awards Table and Note 5 thereto.
(5)	Represents time-vesting RSUs granted to Mr. Palmer as set forth in the Fiscal 2018 Grants of Plan-Based Awards Table and Note 6 thereto.

(6)	Consists of time- and performance-vesting RSUs granted to the applicable Named Executive Officer as set forth in the Fiscal 2018 Grants of Plan-Based Awards Table and Notes 7 and 8 thereto.
(7)

Consists of (i) 3,921 performance-vesting options as described in the Fiscal 2018 Grants of Plan-Based Awards Table and Note 5 thereto, (ii) 2,354 time-vesting options which vest annually in three substantially equal installments beginning on August 1, 2019 and (iii) 1,308 time-vesting options which vest on November 5, 2019.

(8)	Consists of time- and performance-vesting options granted to Ms. Hay as set forth in the Fiscal 2018 Grants of Plan-Based Awards Table and Notes 9 and 10 thereto.
(9)	Consists of 13,334 performance-vesting options as described in the Fiscal 2018 Grants of Plan-Based Awards Table and Note 5 thereto and 7,109 time-vesting options which vest on November 5, 2019.
(10)

Consists of (i) 10,000 performance-vesting options as described in the Fiscal 2018 Grants of Plan-Based Awards Table and Note 5 thereto, (ii) 4,000 time-vesting options which vest annually in two substantially equal installments beginning on September 1, 2019 and (iii) 3,334 time-vesting options which vest on November 5, 2019.

(11)

Consists of (i) 13,334 performance-vesting options as described in the Fiscal 2018 Grants of Plan-Based Awards Table and Note 5 thereto, (ii) 10,666 time-vesting options which vest annually in four substantially equal installments beginning on March 10, 2019 and (iii) 4,444 time-vesting options which vest on November 5, 2019.

Number of RSUs	Vesting Date(s) or Criteria
670,137	Three equal installments on May 8, 2019, 2020 and 2021
307,000	November 5, 2019
333,333	Two equal installments on March 16, 2019 and 2020
220,589	Four equal installments beginning on March 15, 2019
670,138	Performance vesting as described in Note 3 to the Fiscal 2018 Grants of Plan-Based Awards Table
73,529	Performance vesting as described in Note 4 to the Fiscal 2018 Grants of Plan-Based Awards Table

Fiscal 2018 Options Exercised and Stock Vested Table

The following table sets forth, for each of the Named Executive Officers, the number of ordinary shares acquired upon the exercise of options and vesting of RSUs during Fiscal 2018, and the aggregate value realized upon the exercise or vesting of such awards.

Name	Option Awards – Number of Shares Acquired on Exercise (#)	Option Awards – Value Realized on Exercise ($)	Stock Awards – Number of Shares Vested (#)		Stock Awards – Value on Vesting ($)
Mr. White	—	—	1,288,184	(1)	$22,993,609	(1)
Mr. Palmer	—	—	—		—
Mr. Forrester	—	—	—		—
Ms. Hay	—	—	785	(2)	$13,342	(2)
Mr. Soloway	—	—	—		—

(1)

Includes 670,138 RSUs vested on November 19, 2018 as a result of such awards being modified from performance-vesting to time-vesting and 223,379 performance shares also vested by agreement on November 19, 2018. The fair market value of the underlying shares on such date was $18.26.

(2)	Represents the vesting of Ms. Hay’s 2016 grants.

Fiscal 2018 Nonqualified Deferred Compensation Table

The following table sets forth Nonqualified Deferred Compensation Arrangements for our Named Executive Officers in 2018.

Name	Executive Contributions in Last Fiscal Year(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(2)
Mr. White	—	—	—	—	—
Mr. Palmer	—	—	—	—	$651,150
Mr. Forrester	—	—	—	—	$868,200
Ms. Hay	$13,342	—	—	—	$34,048
Mr. Soloway	—	—	—	—	—

(1)	These amounts reflect the fair market value of the portion of the 2016 RSU grant to Ms. Hay that vested monthly in August 2018 based on the fair market value on the date of vesting.
(2)	Aggregate Balance at Last FYE reflects the value of all RSUs based on the December 31, 2018 closing price of $14.47 per share.

Employment Arrangements

Each of the Named Executive Officers is party to certain agreements or arrangements governing their employment, as described below.

Mr. White

DTZ US NewCo, Inc. is party to an employment agreement with Mr. White, effective as of March 16, 2015, and as amended on November 19, 2018 (the “White Amendment”), with a term extending through December 30, 2021. The White Amendment was approved by the Compensation Committee to provide for continued implementation of the Company’s strategy and better continuity of management. To the extent he meets certain continued service requirements, Mr. White will be entitled to a long term incentive award in March of 2021 that is provided generally on the same vesting and other terms as would apply to similar annual long term incentive grants made to other senior executives in that year. In connection with the White Amendment, the vesting of certain of Mr. White’s outstanding RSUs was amended. See “—Changes to Certain Equity Incentive Awards—Modification of Equity Awards Held by Mr. White,” above.

Mr. White’s base salary may not be reduced below $950,000. Mr. White is eligible for a target annual bonus opportunity equal to $2,000,000, based on individual and/or company performance, as determined by the Board. Mr. White’s annual compensation was initially established in connection with Mr. White’s service as our Executive Chairman, and his employment agreement also provided for equity grants made in connection with the acquisition of DTZ and Cassidy Turley by our Principal Shareholders and consistent with that Executive Chairman role and his role in effectuating the transaction. In 2015, Mr. White took over as our CEO, and in connection with that transition as well as the acquisition of Cushman & Wakefield, Mr. White received an additional grant of RSUs. In 2017 and again in November 2018, his overall compensation was reviewed and amended to better reflect market practice and levels for his service as the CEO and as a result, by March 15, 2018, 2019, 2020 and 2021, Mr. White had received or is entitled to receive, as applicable, a grant of RSUs with respect to a number of shares of the Company having a value of at least $5,000,000 on the date of grant. Of these RSUs, other than those that will be granted in 2021 (which will vest on the terms described above), 75% will be subject to the provision of continued services or certain transition obligations in the event he resigns as CEO, and 25% will vest upon the occurrence of a sale of a significant portion of our ordinary shares held by our Principal Shareholders for cash at a multiple of money of 2.0x, subject to his remaining employed as of such date.

If Mr. White’s employment is terminated by us without cause or if he resigns for good reason (both as defined in the employment agreement), he is entitled to: (i) continued base salary for 24 months, (ii) continued participation in our medical, dental and health plans at his cost until the second anniversary of the termination of his employment and (iii) a pro-rated annual bonus for the year of termination based on actual performance, unless the termination occurs within 12 months prior to or 24 months following a change in control, in which case this pro rata bonus payment will be at least equal to his target annual bonus opportunity. In the event Mr. White’s employment terminates due to his death or disability, in addition to earned salary and benefits, he is entitled to his annual bonus for the year of termination based on actual performance.

Mr. White is subject to certain restrictive covenants, including prohibitions on (i) competing with us during his employment with us and for a period of 18 months thereafter, (ii) soliciting or hiring our customers or employees during his employment with us and for a period of 24 months thereafter, and (iii) non-disparagement, confidentiality and intellectual property obligations. If Mr. White resigns without good reason at the end of the term, he may continue to receive his then-current base salary and to participate in our medical, dental and health plans at his cost for up to 18 months, subject to his continued compliance with any other obligations he has to us, unless we notify him that we are waiving our rights to enforce the non-competition covenant.

Mr. Palmer

DTZ US NewCo, Inc. is party to an employment agreement with Mr. Palmer, effective as of March 16, 2015, which had an initial term of three years and is subject to automatic one year extensions unless we or Mr. Palmer give notice not to renew. Mr. Palmer’s salary may not be reduced below $600,000. Mr. Palmer is eligible for a target annual bonus opportunity equal to $600,000, based on individual and/or company performance, as determined by the Committee. Further, under the terms of his employment agreement, Mr. Palmer was entitled to receive a retention bonus payment of $1,000,000 on October 1, 2017 as long as he remained employed on that date.

If Mr. Palmer’s employment is terminated by us without cause or if he resigns for good reason (both as defined in the employment agreement), or in the event we elect not to extend the term of his employment with us, he is entitled to: (i) continued base salary for a period of 18 months, (ii) continued participation in our medical, dental and health plans at his cost for a period of 18 months following termination of employment and (iii) a pro-rated annual bonus for the year of termination based on actual performance. If such termination occurs within 6 months prior to or 24 months following a change in control, Mr. Palmer is also entitled to a bonus of $600,000. If Mr. Palmer’s employment is terminated due to his death or disability, in addition to earned salary and benefits, he is entitled to his annual bonus for the year of termination based on actual performance.

Mr. Palmer is subject to certain restrictive covenants set forth in his employment agreement and the agreements governing his equity awards, including prohibitions on (i) competing with us during his employment with us and for a period of 18 months thereafter, (ii) soliciting or hiring our customers or employees during his employment with us and for a period of 18 months thereafter and (iii) non-disparagement, confidentiality and intellectual property obligations.

Mr. Forrester

The terms of Mr. Forrester’s employment are governed by an employment agreement (the “Forrester Employment Agreement”) with Cushman & Wakefield Debenham Tie Leung Limited. Mr. Forrester’s annual base salary is £465,000 (approximately $628,312) and is subject to annual review. Mr. Forrester is also entitled to participate in the employer’s benefits scheme.

Under our current severance policy, upon termination (other than for cause), Mr. Forrester is entitled to severance consisting of 18 months’ base salary continuation plus a pro-rated bonus based on actual performance for the year in which he was terminated.

Mr. Forrester is subject to certain restrictive covenants set forth in his employment agreement and the agreements governing his equity awards, including prohibitions on (i) competing with us during his employment with us and for a period of 12 months thereafter, (ii) soliciting or hiring our customers or employees during his employment with us and for a period of 12 months thereafter and (iii) non-disparagement, confidentiality and intellectual property obligations.

Ms. Hay

Ms. Hay’s employment is “at will,” although the Company set out the general terms of her employment in an offer letter, effective as of June 10, 2016. Ms. Hay’s annual base salary under her offer letter is $425,000. Ms. Hay is eligible for a target annual bonus opportunity equal to 50% of her base salary, based on satisfaction of assigned goals, as determined by the Committee. Upon termination (other than for cause), Ms. Hay is entitled to severance consisting of 12 months base salary continuation plus a pro-rated bonus based on actual performance for the year in which she was terminated.

Ms. Hay is subject to certain restrictive covenants set forth in the agreements governing her equity awards, including prohibitions on (i) competing with us during her employment with us and for a period of 12 months thereafter, (ii) soliciting or hiring our customers or employees during her employment with us and for a period of 12 months thereafter and (iii) non-disparagement, confidentiality and intellectual property obligations.

Mr. Soloway

Mr. Soloway’s employment is “at will,” although the Company set out the general terms of his employment in an offer letter, effective as of February 10, 2014. Mr. Soloway is eligible for a target annual bonus opportunity equal to 50% of his base salary, based on satisfaction of assigned goals, as determined by the Committee. Mr. Soloway’s employment is terminable by us or Mr. Soloway at any time on three months’ notice. We may pay Mr. Soloway an amount equal to three months’ base salary in lieu of the notice period. Upon termination (other than for cause), Mr. Soloway is entitled to severance consisting of 12 months base salary continuation plus a pro-rated bonus based on actual performance for the year in which he was terminated.

Mr. Soloway’s base salary is $475,000. Mr. Soloway is eligible for a target annual bonus opportunity equal to $237,500, based on individual and/or company performance, as determined by the Committee.

Mr. Soloway is subject to certain restrictive covenants set forth in the agreements governing his equity awards, including prohibitions on (i) competing with us during his employment with us and for a period of 12 months thereafter, (ii) soliciting or hiring our customers or employees during his employment with us and for a period of 12 months thereafter and (iii) non-disparagement, confidentiality and intellectual property obligations.

Potential Payments upon Termination or Change in Control

The Named Executive Officers are eligible to receive certain severance payments and benefits under their employment and equity grant agreements or our Severance Plan in connection with a termination of employment under various circumstances and/or a change in control.

The table below provides an estimate of the value of such payments and benefits assuming that a qualifying termination of employment and, as applicable, a change in control, occurred on December 31, 2018, and assuming a share price of $14.47 per share, the closing price of the ordinary shares on such date. The actual amounts that would be paid or distributed to the Named Executive Officers as a result of one of the termination events occurring in the future will depend on factors such as the date of termination, the manner of termination and the terms of the applicable agreements in effect at such time, which could differ materially from the terms and amounts described here.

Potential Payments and Benefits upon Termination of Employment or Change in Control Table

Triggering Event(1)	Mr. White(2)(8)	Mr. Palmer(3)(7)	Mr. Forrester(4)(7)	Ms. Hay(5)(7)	Mr. Soloway(6)(7)
Termination without Cause or for Good Reason Not in Connection With Change in Control
Base Salary	$1,900,000	$900,000	$942,468	$425,000	$475,000
Annual Bonus	$3,066,600	$919,980	$1,864,068	$325,826	$364,159
Accelerated Vesting of Stock Options	$399,395	$357,600	—	—	—
Accelerated Vesting of Restricted Share Unit Awards	$11,186,654	$802,550	—	—	—
Health and Welfare Benefits	$26,821	$10,986	$4,583	$18,901	$13,477
TOTAL	$16,579,470	$2,991,116	$2,811,119	$769,727	$852,636
Termination without Cause or for Good Reason in Connection With Change in Control
Base Salary	$1,900,000	$900,000	$942,468	$425,000	$475,000
Annual Bonus	$3,066,600	$919,980	$1,864,068	$325,826	$364,159
Accelerated Vesting of Stock Options	$399,395	$1,370,797	$1,370,797	$—	$134,195
Accelerated Vesting of Restricted Share Unit Awards	$25,565,021	$802,550	$1,702,354	$289,400	$361,750
Health and Welfare Benefits	$26,821	$10,986	$4,583	$18,901	$13,477
TOTAL	$30,957,837	$4,004,313	$5,884,270	$1,059,127	$1,348,581
Death or Disability
Base Salary	—	—	—	—	—
Annual Bonus	$3,066,600	$919,980	$1,864,068	$325,826	$364,159
Accelerated Vesting of Restricted Share Unit Awards	—	$802,550	—	—	—
TOTAL	$3,066,600	$1,722,530	$1,864,068	$325,826	$364,159

(1)

The calculations presented in this table illustrate the estimated payments and benefits that would have been paid to each of the Named Executive Officers had their employment been terminated on December 31, 2018 for each of the following reasons: a termination of employment without “cause” or a termination of employment by a Named Executive Officer for “good reason” (including following a change in control of DTZ Jersey Holdings Limited) or the individual’s death or disability.

(2)

For purposes of this analysis, Mr. White’s compensation is assumed to be as follows: base salary equal to $950,000 and outstanding unvested options subject to time-based vesting requirements to purchase 89,350 ordinary shares which are subject to acceleration in the event of a termination event. In the event of his death or disability, Mr. White is eligible to receive a pro rata portion of his target annual cash bonus opportunity for the year of his death or disability, based on our actual performance for the year.

(3)

For purposes of this analysis, Mr. Palmer’s compensation is assumed to be as follows: base salary equal to $600,000 and outstanding unvested options subject to time-based vesting requirements to purchase 106,666 ordinary shares, of which 20% of his original grant, or 80,000 options, would accelerate in the absence of a change in control; all unvested options held by Mr. Palmer would vest in the event of a qualifying termination following a change in control. Includes the vesting of 200,000 options which would only vest if such change of control constitutes a “liquidity event” in accordance with the applicable documents governing such awards. In the event of his death or disability, Mr. Palmer is eligible to receive a pro rata portion of his target annual cash bonus opportunity for the year of his death or disability, based on our actual performance for the year.

(4)

For purposes of this analysis, Mr. Forrester’s compensation is assumed to be as follows: base salary equal to $628,312 and 117,647 unvested RSUs and 306,666 unvested in-the-money options subject to vesting in the event of a qualifying termination following a change of control. Includes the vesting of 39,216 RSUs and 200,000 options which would only vest if such change of control constitutes a “liquidity event” in accordance with the applicable documents governing such awards. Base salary and health and welfare amounts are converted from GBP to USD at a rate of $1.3508/GBP.

(5)

For purposes of this analysis, Ms. Hay’s compensation is assumed to be as follows: base salary equal to $425,000 and 20,000 unvested RSUs which vest in the event of a qualifying termination following a change of control. Includes the vesting of 6,667 RSUs which would only vest if such change of control constitutes a “liquidity event” in accordance with the applicable documents governing such awards.

(6)

For purposes of this analysis, Mr. Soloway’s compensation is assumed to be as follows: base salary equal to $475,000 and 25,000 unvested RSUs and 37,777 unvested in-the-money options subject to vesting in the event of a qualifying termination following a change in control. Includes the vesting of 8,333 RSUs and 23,334 options which would only vest if such change of control constitutes a “liquidity event” in accordance with the applicable documents governing such awards.

(7)

Pursuant to the MEIP, 100% of unvested options subject to time-based vesting conditions shall vest upon a termination without cause or for good reason within the two year period following a change in control.

(8)

No termination of Mr. White’s employment is required for these awards to vest, subject to any applicable performance criteria, in the event of a liquidity event. These calculations assume that the change in control constitutes a liquidity event and achievement of the highest level of performance. In the absence of a liquidity event, only 307,000 time-based RSUs would vest upon a change in control. Additionally, 716,093 time-based RSUs vest in conjunction with a “Qualifying Resignation.”

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment with management and, based on that review and discussion, recommended to the Board that it be included in this Amendment.

This report is submitted by the members of the Compensation Committee that served on the Compensation Committee during the year ended December 31, 2018, and that participated in the review, discussion and analysis with respect to the Compensation Discussion and Analysis included in this Amendment.

Timothy Dattels

Lincoln Pan

Rajeev Ruparelia

Director Compensation Program

In connection with our initial public offering, we adopted a compensation program for the non-employee members of our board of directors who are also not employees of our Principal Shareholders. This annual compensation program consists of the following elements:

Type of Compensation	Base Retainer	Additional Retainer Payable to Committee Chair
Annual board member retainer	$75,000	n/a
Audit Committee member	$10,000	$15,000
Compensation Committee member	$10,000	$15,000
Nominating and Corporate Governance Committee member	$5,000	$10,000

In addition, the non-employee members of our board of directors who are also not employees of our Principal Shareholders are also eligible to receive annual RSU awards with a grant date value of $145,000, which will vest in full on the earlier of first anniversary of the date of grant or the annual shareholder meeting. The amounts paid as compensation to such directors during Fiscal 2018 are set forth below:

Name	Fees Earned or Paid in Cash(1)(2)	Equity Awards(2)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jonathan Coslet	—	—	—	—	—
Timothy Dattels	—	—	—	—	—
Qi Chen	—	—	—	—	—
Lincoln Pan	—	—	—	—	—
Rajeev Ruparelia	—	—	—	—	—
Billie Williamson	$50,000	$132,917	—	—	$182,917
Jodie McLean	$13,764	$96,672	—	—	$110,436
Michelle MacKay	$6,929	$84,576	—	—	$91,505

(1)	Represents the fees earned by each director for board service in 2018.
(2)	In accordance with our non-employee director compensation policy, cash and equity awards provided to non-employee directors are prorated to reflect the number of days worked in the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 regarding the number of ordinary shares that may be issued under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (c)
Equity compensation plans approved by security holders	13,906,735	$11.31	9,912,990
Equity compensation plans not approved by security holders	—	—	—

Total	13,906,735	$11.31	9,912,990

(1)	Weighted-average exercise price is based on 4,823,483 options outstanding as of December 31, 2018. The remaining securities consist of restricted stock units which do not have an exercise price.

Stock Ownership Information

The following table below sets forth information as of the close of business on April 15, 2019 regarding the beneficial ownership of our ordinary shares by: (i) each person or group who is known by us to own beneficially more than 5% of our outstanding ordinary shares; (ii) each of our current directors; (iii) each of our executive officers; and (iv) all current directors and current executive officers as a group. Unless otherwise noted, the beneficial owners exercise sole voting and/or investment power over their shares.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. All percentages in the table below are based on 216,741,866 shares of ordinary shares outstanding as of April 15, 2019.

Unless otherwise noted, the address of each beneficial owner is c/o Cushman & Wakefield, 225 West Wacker Drive, Chicago, Illinois 60606.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
5% Stockholders
TPG Funds(1)	52,030,940	24.0%
Funds affiliated with PAG Asia Capital(2)	51,403,823	23.7%
Ontario Teachers’ Pension Plan Board(3)	15,960,277	7.4%
Named Executive Officers and Directors:
Brett White(4)	1,011,103	*
Duncan Palmer(5)	318,334	*
Brett Soloway(6)	106,446	*
John Forrester(7)	353,334	*
Michelle Hay(8)	10,849	*
Jonathan Coslet	—	—
Timothy Dattels	—	—
Qi Chen	—	—
Lincoln Pan	—	—
Michele MacKay(9)	7,372	*
Jodie McLean(9)	5,203	*
Rajeev Ruparelia	—	—
Billie Williamson(9)	4,552	*
All Executive Officers and Directors as a group (14 Persons)(9)	1,846,605	*

*	Represents beneficial ownership of less than 1%.
(1)

The TPG Funds (as defined below) beneficially own depositary receipts representing an aggregate of 52,030,940 ordinary shares (the “TPG Shares”), of which 35,368,306 are held by TPG Drone Investment, L.P., a Cayman limited partnership, and 15,393,088 are held by TPG Drone Co-Invest, L.P., a Cayman limited partnership (together, the “TPG Funds”). In addition, the TPG Funds in the aggregate hold 49.63% of the partnership interests in each of DTZ Investment Holdings LP and DTZ Investment Holdings GenPar LLP (“DTZ GenPar”), the general partner of Holdings LP. DTZ GenPar, acting as general partner of Holdings LP, holds depositary receipts representing 2,558,022 ordinary shares of the Company for the benefit of the limited partners of Holdings LP (the TPG Funds, PAG Asia Capital and Ontario Teachers’ Pension Plan Board). The general partner of each of the TPG Funds is TPG Asia Advisors VI, Inc., a Delaware corporation (“TPG Asia Advisors VI”). David Bonderman and James G. Coulter are sole shareholders of TPG Asia Advisors VI and may therefore be deemed to be the beneficial owners of the TPG Shares. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Shares except to the extent of their pecuniary interest therein. The address of each of TPG Asia Advisors VI and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)

PAG Asia Capital beneficially owns depositary receipts representing an aggregate of 51,403,823 ordinary shares (the “PAG Asia Capital Shares”), 50,448,914 of which are held by PAGAC Drone Holding I LP, a Cayman limited partnership (“PAGAC Drone LP”) and the remainder of the shares reported as beneficially owned are held by DTZ GenPar. PAGAC Drone LP holds 37.33% of the partnership interests in each of Holdings LP and DTZ GenPar. DTZ GenPar, acting as general partner of Holdings LP, holds depositary receipts representing 2,558,022 ordinary shares of the Company for the benefit of the limited partners of Holdings LP. The general partner of PAGAC Drone LP is PAGAC Drone Holding GP I Limited, a Cayman exempted limited company. As directors of PAGAC Drone Holding GP I Limited, Messrs. Jon Robert Lewis, David Jaemin Kim and Noel Walsh and Ms. Tamara Williams have been delegated, in accordance with certain proxy voting guidelines, the authority to implement voting decisions and the authority to implement disposition decisions with respect to shares indirectly held by PAGAC Drone Holding GP I Limited, including the Company’s 51,403,823 ordinary shares. Each of Messrs. Lewis, Kim and Walsh and Ms. Williams expressly disclaims beneficial ownership of such shares. The correspondence address of PAGAC Drone Holding GP I Limited is 32/F, AIA Central, 1 Connaught Road Central, Hong Kong.

(3)

Represents depositary receipts representing 15,626,710 ordinary shares owned by OTPP, and 333,567 shares held through DTZ GenPar. OTPP indirectly holds 13.04% of the partnership interests in each of Holdings LP and DTZ GenPar. DTZ GenPar, acting as general partner of Holdings LP, holds depositary receipts representing 2,558,022 ordinary shares of the Company for the benefit of the limited partners of Holdings LP. The President and Chief Executive Officer of OTPP has delegated to each of Mr. Andrew Taylor and Mr. Rajeev Ruparelia the authority to implement disposition decisions with respect to shares held by OTPP; however, approval of such decisions is made by senior personnel within the private capital group of OTPP in accordance with internal portfolio guidelines. Voting decisions are made by personnel within the public equities group of OTPP in accordance with internal proxy voting guidelines. As such, each of Messrs. Taylor and Ruparelia expressly disclaims beneficial ownership of such shares. The address of OTPP is 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(4)	Includes 69,903 ordinary shares to be issued upon exercise of fully-vested options and 223,379 restricted stock units that vest within 60 days of April 15, 2019.
(5)

Includes an aggregate 293,334 ordinary shares to be issued upon exercise of fully-vested options. The shares and options are held of record by the Duncan Palmer Revocable Trust U/A/D 10/16/17 of which Mr. Palmer is the trustee.

(6)	Includes an aggregate of 46,446 ordinary shares to be issued upon exercise of fully-vested options.
(7)	Includes an aggregate of 293,334 ordinary shares to be issued upon exercise of fully-vested options.
(8)	Consists of 10,849 ordinary shares to be issued upon exercise of fully-vested options.
(9)	Consists of restricted stock units which are expected to vest or settle within 60 days of April 15, 2019.
(10)	Includes an aggregate 954,372 ordinary shares to be issued upon exercise of fully-vested options and options and restricted stock units that vest or settle within 60 days of April 15, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Restructuring

In connection with our initial public offering, the shareholders of DTZ Jersey Holdings Limited exchanged their shares of DTZ Jersey Holdings Limited for newly issued shares in Cushman & Wakefield Limited. Following the Share Exchange, Cushman & Wakefield Limited re-registered as a public limited company organized under the laws of England and Wales named Cushman & Wakefield plc. Following the Re-registration, the Company undertook a share consolidation of its outstanding ordinary shares, which resulted in a proportional decrease in the number of ordinary shares outstanding as well as corresponding adjustments to outstanding options and RSUs.

Registration Rights Agreement

In connection with the closing of our initial public offering, we entered into a registration rights agreement with the Principal Shareholders and Vanke Service (the “Registration Rights Agreement”). The Registration Rights Agreement provides TPG (together with its affiliates, “TPG”), PAG Asia Capital (“PAG”) and Ontario Teachers’ Pension Plan Board (“OTPP,” and collectively referred to as, along with TPG and PAG, our “Principal Shareholders”) with demand rights and the Principal Shareholders and Vanke Service (HongKong) Co., Limited (萬科物業服務(香港)有限公司), a Hong Kong limited company (“Vanke Service”) with shelf registration rights. In addition, the Registration Rights Agreement provides the Principal Shareholders and Vanke Service with piggyback registration rights on any registration statement, other than on Forms S-4, S-8 or any other successor form, to be filed by the Company. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of ordinary shares to be included in a registration statement and our right to delay a registration statement under certain circumstances.

Under the Registration Rights Agreement, we have agreed to pay certain expenses related to any such registration and to indemnify the Principal Shareholders and Vanke Service against certain liabilities that may arise under the Securities Act.

The Registration Rights Agreement provides that the parties thereto irrevocably waive the right to a trial by jury in any legal proceeding arising out of or relating to the Registration Rights Agreement to the fullest extent permitted by applicable law. If this jury trial waiver provision is prohibited by applicable law, an action could nevertheless proceed under the terms of the Registration Rights Agreement with a jury trial. To our knowledge, the enforceability of a jury trial waiver under the federal securities laws has not been finally adjudicated by a federal court. However, we believe that a jury trial waiver provision is generally enforceable under the laws of the State of New York, which govern the Registration Rights Agreement, by a court of the State of New York or a federal court, which have exclusive jurisdiction over matters arising under the Registration Rights Agreement, applying such law. In determining whether to enforce a jury trial waiver provision, New York courts and federal courts will consider whether the visibility of the jury trial waiver provision within the agreement is sufficiently prominent such that a party has knowingly waived any right to trial by jury. We believe that this is the case with respect to the Registration Rights Agreement. In addition,

New York courts will not enforce a jury trial waiver provision in order to bar a viable setoff or counterclaim sounding in fraud or one which is based upon a creditor’s negligence in failing to liquidate collateral upon a guarantor’s demand, or in the case of an intentional tort claim (as opposed to a contract dispute), none of which we believe are applicable in the case of the Registration Rights Agreement.

No condition, stipulation or provision of the Registration Rights Agreement serves as a waiver by any party to the Registration Rights Agreement or by us of compliance with any provision of the federal securities laws. The Registration Rights Agreement governs the relationship with existing holders of depositary receipts and does not apply to investors in this offering or to the ordinary shares offered hereby. As a result, the waiver of jury trial provision in the Registration Rights Agreement does not apply to investors in this offering or the ordinary shares offered in this transaction. Purchasers of ordinary shares in the public secondary market will not be subject to the Registration Rights Agreement.

Arrangements with Certain Shareholders

In connection with the closing of our initial public offering, we entered into a Shareholders’ Agreement with the Principal Shareholders (the “Shareholders’ Agreement”).

The Shareholders’ Agreement provides that the Principal Shareholders have certain nomination rights to designate candidates for nomination to our board of directors. Subject to any restrictions under applicable law or the NYSE rules, each of TPG and PAG also has the ability to appoint one director to each board committee, and OTPP has the ability to appoint a director to the nominating and corporate governance committee.

As set forth in the Shareholders’ Agreement, for so long as each of TPG and PAG own at least 7.5% of our total ordinary shares outstanding as of the closing of our initial public offering, TPG and PAG will each be entitled to designate for nomination two of the seats on our board of directors. Thereafter, each of TPG and PAG will be entitled to designate for nomination one director so long as they each own at least 2.5% of our total ordinary shares outstanding as of the closing of our initial public offering. Further, for so long as OTPP owns at least 2.5% of our total ordinary shares outstanding as of the closing of our initial public offering, it will be entitled to designate for nomination one director on our board of directors.

In addition, the Principal Shareholders jointly have the right to designate for nomination one additional director (the “Joint Designee”), who must qualify as independent under the rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act, so long as they collectively own at least 50% of our total ordinary shares outstanding as of the closing of our initial public offering. However, if the Principal Shareholders collectively own at least 50% of our total ordinary shares outstanding as of the closing of our initial public offering and any individually owns less than 2.5% of our total ordinary shares outstanding as of the closing of our initial public offering, then the Joint Designee shall be designated for nomination solely by the entities that own more than 2.5% of our total ordinary shares outstanding as of the closing of our initial public offering.

We are required, to the extent permitted by applicable law, to take all necessary action (as defined in the Shareholders’ Agreement) to cause the board of directors and each board committee to include certain persons designated by the Principal Shareholders in the slate of director nominees recommended by the board of directors for election by the shareholders and solicit proxies and consents in favor of such director nominees. Subject to the terms of the Shareholders’ Agreement, each Principal Shareholder agrees to vote its shares in favor of the election of the director nominees designated by each of the Principal Shareholders.

In accordance with the Shareholders’ Agreement, TPG nominated Mr. Coslet and Mr. Dattels, PAG nominated Mr. Pan and Ms. Chen and OTPP nominated Mr. Ruparelia to our board of directors. The Principal Shareholders nominated Ms. McLean to our board as Joint Designee.

In the case of a vacancy on our board of directors created by the removal or resignation of a director designated by any of the Principal Shareholders, the Shareholders’ Agreement requires us to nominate an individual designated by such entity for election to fill the vacancy.

The Shareholders’ Agreement provides that the parties thereto irrevocably submit to mandatory arbitration in any legal proceeding arising out of or relating to the Shareholders’ Agreement against us to the fullest extent permitted by applicable law. No condition, stipulation or provision of the Shareholders’ Agreement serves as a waiver by any party thereto of compliance with or any rights under any provision of the federal securities laws. The Shareholders’ Agreement governs the relationship with existing holders of depositary receipts and does not apply to investors in this offering or to the ordinary shares offered by the Principal Shareholders in the future in the public secondary market.

We have also entered into a shareholder’s agreement with Vanke Service in connection with the Concurrent Private Placement (the “Vanke Shareholder’s Agreement”). The Vanke Shareholder’s Agreement provides that the parties thereto irrevocably submit to mandatory arbitration in any legal proceeding arising out of or relating to the Vanke Shareholder’s Agreement to the fullest extent permitted by applicable law. No condition, stipulation or provision of the Vanke Shareholder’s Agreement serves as a waiver by any party thereto of compliance with or any rights under any provision of the federal securities laws. The Vanke Shareholder’s Agreement governs the relationship with Vanke Service and does not apply to investors in this offering or to any ordinary shares offered by Vanke Service in the future in the public secondary market.

In addition, the purchase agreement for the Concurrent Private Placement provides that the parties thereto irrevocably submit to mandatory arbitration in any legal proceeding arising out of or relating to the purchase agreement, but does not apply to ongoing compliance with federal securities laws. To our knowledge, a waiver of federal securities law claims may not be enforceable. No condition, stipulation or provision of the purchase agreement serves as a waiver by us of compliance with or any rights of Vanke Service under any provision of the federal securities laws. The purchase agreement governs the relationship with Vanke Service and does not apply to investors in this offering or to any ordinary shares offered in the future by Vanke Service in the public secondary market.

Directors

In connection with our initial public offering, we adopted a compensation program for the non-employee members of our board of directors who are also not employees of our Principal Shareholders. For additional information on the compensation provided to our board of directors, see “Compensation Discussion and Analysis—Director Compensation.”

Certain Relationships

From time to time, we do business with other companies affiliated with the Principal Shareholders. We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arms-length basis.

Management Services Agreement

Prior to the closing of our initial public offering, TPG and PAG provided management and transaction advisory services to the Company pursuant to a management services agreement. For the years ended December 31, 2018, 2017 and 2016, the Company paid $1.1 million, $0.9 million and $0.7 million of transaction advisory fees related to integration and financing activities. Additionally, the Company paid an annual fee of $4.3 million, payable quarterly, for management advisory services. The management services agreement terminated at the closing of our initial public offering. Upon termination, we paid a one-time termination fee of $11,930,000. Of this amount, TPG received $6,809,000 and PAG received $5,121,000.

Deeds of Indemnification

In connection with our initial public offering, we entered into deeds of indemnification with each of our directors and executive officers. Pursuant to these agreements, we agree to indemnify these individuals to the fullest extent permissible under English law against liabilities arising out of, or in connection with, the actual or purported exercise of, or failure to exercise, any of his or her powers, duties or responsibilities as a director or officer, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. These agreements do not indemnify our directors against any liability attaching to such individuals in connection with any negligence, default, breach of duty or breach of trust in relation to the company of which he or she is a director. We also agree to use all reasonable endeavors to provide and maintain appropriate directors’ and officers’ liability insurance to the fullest extent permissible under English law (including ensuring that premiums are properly paid) for their benefit for so long as any claims may lawfully be brought against them.

Charter of Aircraft

In the ordinary course of our business, we occasionally charter private aircrafts from unaffiliated air charter companies. Brett White, our Executive Chairman and CEO, owns an aircraft which is managed by an independent air charter company unaffiliated with both Mr. White and us. We occasionally charter the aircraft owned by Mr. White from this company. The aircraft in the air charter company’s fleet, including the aircraft owned by Mr. White, are available to third parties for charter based upon fee schedules established by the air charter company, with the fees dependent primarily upon the type and size of the aircraft utilized and the duration of the flight. In addition to other authorizations for use of aircraft, our board has approved the charter of Mr. White’s aircraft for business use for up to 200 flight hours at prevailing prices, which are approximately $6,000 per hour. Because the air charter company establishes the prices and fees for the use of the aircraft in its fleet, Mr. White does not receive any greater benefit from our charter of the aircraft owned by him than he does from any other third party charter of his aircraft. The use of charter aircraft by Company personnel is governed by our aircraft use policy and is approved by our board of directors.

Non-employee director appointment letters

In connection with our initial public offering, we entered into letters of appointment with each of our non-employee directors. These letters set forth the main terms on which each of our non-employee directors serve on our board of directors. Continued appointment under the letter is contingent on continued satisfactory performance, re-nomination by the nominating and corporate governance committee and approval of the board of directors, re-election by the shareholders and any relevant statutory provisions and provisions of our articles of association relating to removal of a director.

Depositary Receipt Arrangements

Prior to our initial public offering, a nominee of Holdings LP and a nominee of the other equity owners of DTZ Jersey Holdings Limited, received depositary receipts, each representing one ordinary share in Cushman & Wakefield Limited, in consideration for their equity in DTZ Jersey Holdings Limited, at a ratio of one of Cushman & Wakefield Limited’s ordinary shares for each share of DTZ Jersey Holdings Limited. The depositary receipts were issued by Computershare Trust Company, N.A., as depositary (the “Depositary”), and a nominee for the Depositary (the “Depositary Nominee”) is the registered holder of Cushman & Wakefield Limited’s ordinary shares issued in exchange for the shares of DTZ Jersey Holdings Limited.

The depositary receipts arrangement was established because, as a result of restrictions on transfer on certain of the Cushman & Wakefield Limited ordinary shares concerned, those ordinary shares could not be issued directly into DTC at the time of the initial public offering. The use of the Depositary allows for the ordinary shares to be held in the Depositary initially and subsequently transferred into DTC without the application of U.K. stamp duty or SDRT, provided certain conditions are met. The depositary receipts are not registered or listed on any stock exchange, are not currently eligible for deposit and clearing in DTC, and no trading market for them is expected to develop. Instead, subject to compliance with applicable securities laws and contractual restrictions on transfer, the holders of the depositary receipts may request of the Depositary that all or a portion of their depositary receipts be cancelled in order to effectuate a transfer of the ordinary shares underlying such depositary receipts to Cede & Co., as nominee/custodian for DTC, which will hold the transferred ordinary shares on its customary terms, in order to settle trades of such ordinary shares (in the public market or otherwise), or to otherwise hold or transfer such shares through and within the DTC clearance system.

Subject to compliance with applicable securities laws and contractual restrictions on transfer, the holders of the depositary receipts are generally entitled to the same rights as a direct holder of ordinary shares in Cushman & Wakefield plc or an investor holding book-entry interests in ordinary shares in Cushman & Wakefield plc through the DTC clearance system. The deposit agreement governing the depositary receipts representing our ordinary shares provides that holders of depositary receipts irrevocably waive the right to a trial by jury in any legal proceeding arising out of or relating to the deposit agreement against us or the depositary to the fullest extent permitted by applicable law. If this jury trial waiver provision is prohibited by applicable law, an action could nevertheless proceed under the terms of the deposit agreement with a jury trial. To our knowledge, the enforceability of a jury trial waiver under the federal securities laws has not been finally adjudicated by a federal court. However, we believe that a jury trial waiver provision is generally enforceable under the laws of the State of New York, which govern the deposit agreement, by a court of the State of New York or a federal court, which have non-exclusive jurisdiction over matters arising under the deposit agreement, applying such law. In determining whether to enforce a jury trial waiver provision, New York courts and federal courts will consider whether the visibility of the jury trial waiver provision within the agreement is sufficiently prominent such that a party has knowingly waived any right to trial by jury. We believe that this is the case with respect to the deposit agreement. In addition, New York courts will not enforce a jury trial waiver provision in order to bar a viable setoff or counterclaim sounding in fraud or one which is based upon a creditor’s negligence in failing to liquidate collateral upon a guarantor’s demand, or in the case of an intentional tort claim (as opposed to a contract dispute), none of which we believe are applicable in the case of the deposit agreement.

No condition, stipulation or provision of the deposit agreement or depositary receipts serves as a waiver by any holder or beneficial owner of depositary receipts or by us or the depositary of compliance with any provision of the federal securities laws. The deposit agreement governs the relationship with existing holders of depositary receipts and does not apply to investors in this offering or to the ordinary shares offered hereby. As a result, the waiver of jury trial provision in the deposit agreement does not apply to investors in this offering or the ordinary shares offered in this transaction. In order to conduct resales in the public market, holders of depositary receipts will need to exchange their depositary receipts for ordinary shares and such ordinary shares will not be subject to the deposit agreement.

Policy on Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our written related party transaction policy, the audit committee of the board of directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the board of directors as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. The audit committee, in making its recommendation, considers various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The audit committee reviews, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Independence of Directors

Our business and affairs are managed under the direction of our board of directors. Our Board has determined that eight out of nine of our current directors are independent as defined under the corporate governance rules of the NYSE. Our Board has determined that each of Messrs. Coslet, Dattels, Pan, Ruparelia, Mses. Chen, McLean, MacKay and Williamson are independent.

We are a “controlled company” within the meaning of the NYSE rules. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including: the requirement that a majority of the board of directors consist of independent directors; the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We are currently not utilizing these exemptions. If, however, we utilize certain of these exemptions in the future, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance standards.

The “controlled company” exception does not modify the independence requirements for the audit committee, and we currently comply with the audit committee requirements of Rule 10A-3 under the Exchange Act and the NYSE rules. Pursuant to such rules, we are allowed to have a majority of independent directors on our audit committee until one year from the date of effectiveness of the registration statement for our IPO, which will be August 1, 2019. Thereafter, our audit committee is required to be comprised entirely of independent directors.

Item 14. Principal Accounting Fees and Services

The following table shows the fees for audit and other services provided by KPMG LLP for the fiscal years ended December 31, 2018 and 2017 (in millions):

Fees	Fiscal 2018	Fiscal 2017
Audit Fees	$10,867,000	$7,781,890
Audit-Related Fees	547,000	475,000
Tax Fees	759,941	1,520,056
All Other Fees	—	—

Total Fees	$12,173,941	$9,776,946

A description of the types of services provided in each category is as follows:

Audit Fees—Includes fees associated with the audit of our annual financial statements, review of our annual report on Form 10-K and quarterly reports on Form 10-Q, statutory audits, and consents and assistance with and review of registration statements filed with the SEC.

Audit-Related Fees—Includes fees associated with internal control matters and services not required by statute or regulation.

Tax Fees—Includes fees associated with tax compliance at international locations, domestic and international tax advice and assistance with tax audits and appeals.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and approve the plan and scope of the audit and non-audit services to be provided by the auditors and the fees to be paid for such services. Consistent with the Audit Committee charter, all audit and non-audit services provided by the auditors for the relevant financial years are approved by the Audit Committee, which determines whether the services provided by the auditors are compatible with maintaining the auditor independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Amendment No. 1 to Form 10-K:

Exhibit Number	Description of Exhibits	Method of Filing

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2019.

CUSHMAN & WAKEFIELD PLC

By:	/s/ Brett White
Brett White
Director, Executive Chairman and Chief Executive Officer