Form 10-Q
period 2019-03-31
Cushman & Wakefield plc
filed 2019-05-08
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
As of April 30, 2019, 216,773,793 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.
 Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, $0.10 nominal value	CWK	New York Stock Exchange

FORM 10-Q
March 31, 2019

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(in millions, except per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$411.0	$895.3
Trade and other receivables, net of allowance balance of $51.2 million and $49.5 million, as of March 31, 2019 and December 31, 2018, respectively	1,370.9	1,463.5
Income tax receivable	38.0	41.1
Prepaid expenses and other current assets	312.2	343.4
Total current assets	2,132.1	2,743.3
Property and equipment, net	306.9	313.8
Goodwill	1,946.9	1,778.5
Intangible assets, net	1,193.1	1,128.2
Equity method investments	9.3	8.7
Deferred tax assets	84.7	84.0
Non-current operating lease assets	531.6	—
Other non-current assets	502.9	489.5
Total assets	$6,707.5	$6,546.0
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$38.7	$39.9
Accounts payable and accrued expenses	982.2	1,047.7
Accrued compensation	580.0	817.9
Income tax payable	60.1	43.2
Other current liabilities	201.0	90.0
Total current liabilities	1,862.0	2,038.7
Long-term debt	2,639.1	2,644.2
Deferred tax liabilities	77.3	136.4
Non-current operating lease liabilities	492.9	—
Other non-current liabilities	305.8	366.6
Total liabilities	5,377.1	5,185.9
Commitments and contingencies (See Note 11)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 216.7 and 216.6 shares issued and outstanding at March 31, 2019 and at December 31, 2018, respectively	21.7	21.7
Additional paid-in capital	2,801.4	2,791.2
Accumulated deficit	(1,318.1)	(1,298.4)
Accumulated other comprehensive loss	(174.6)	(154.4)
Total equity	1,330.4	1,360.1
Total liabilities and shareholders' equity	$6,707.5	$6,546.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Revenue	$1,903.0	$1,767.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,564.8	1,473.8
Operating, administrative and other	286.8	295.6
Depreciation and amortization	73.5	69.8
Restructuring, impairment and related charges	3.9	10.4
Total costs and expenses	1,929.0	1,849.6
Operating loss	(26.0)	(81.9)
Interest expense, net of interest income	(37.2)	(44.4)
Earnings from equity method investments	0.8	0.4
Other income, net	0.6	1.0
Loss before income taxes	(61.8)	(124.9)
Benefit from income taxes	(40.9)	(32.0)
Net loss	$(20.9)	$(92.9)

Basic and diluted loss per share:
Loss per share attributable to common shareholders	$(0.10)	$(0.64)
Weighted average shares outstanding for basic and diluted loss per share	216.6	145.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net loss	$(20.9)	$(92.9)
Other comprehensive (loss) income, net of tax:
Designated hedge (losses) gains	(27.4)	13.9
Defined benefit plan actuarial losses	(0.1)	(0.2)
Foreign currency translation	7.3	10.1
Total other comprehensive (loss) income	(20.2)	23.8
Total comprehensive loss	$(41.1)	$(69.1)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2017	145.1	$1,451.3	$283.8	$(1,148.5)	$19.6	$(101.1)	$(5.7)	$(87.2)	$499.4
Capital reduction	—	(1,441.0)	1,441.0	—	—	—	—	—	—
Adoption of new revenue accounting standard	—	—	—	35.9	—	—	—	—	35.9
Share issuances	0.3	2.5	(0.1)	—	—	—	—	—	2.4
Net loss	—	—	—	(92.9)	—	—	—	—	(92.9)
Stock-based compensation	0.2	1.8	10.1	—	—	—	—	—	11.9
Foreign currency translation	—	—	—	—	—	10.1	—	10.1	10.1
Defined benefit plans actuarial gain	—	—	—	—	—	—	(0.2)	(0.2)	(0.2)
Unrealized gain on hedging instruments	—	—	—	—	14.1	—	—	14.1	14.1
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(0.2)	—	—	(0.2)	(0.2)
Balance as of March 31, 2018	145.6	$14.6	$1,734.8	$(1,205.5)	$33.5	$(91.0)	$(5.9)	$(63.4)	$480.5

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2018	216.6	$21.7	$2,791.2	$(1,298.4)	$13.9	$(163.4)	$(4.9)	$(154.4)	$1,360.1
Adoption of new stock-based compensation accounting standard (see Note 2)	—	—	(1.2)	1.2	—	—	—	—	—
Net loss	—	—	—	(20.9)	—	—	—	—	(20.9)
Stock-based compensation	0.1	—	11.4	—	—	—	—	—	11.4
Foreign currency translation	—	—	—	—	—	7.3	—	7.3	7.3
Defined benefit plans actuarial gain	—	—	—	—	—	—	(0.1)	(0.1)	(0.1)
Unrealized loss on hedging instruments	—	—	—	—	(25.2)	—	—	(25.2)	(25.2)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(2.2)	—	—	(2.2)	(2.2)
Balance as of March 31, 2019	216.7	$21.7	$2,801.4	$(1,318.1)	$(13.5)	$(156.1)	$(5.0)	$(174.6)	$1,330.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(20.9)	$(92.9)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	73.5	69.8
Impairment charges	3.9	—
Unrealized foreign exchange loss	—	1.4
Stock-based compensation	14.5	13.1
Lease Amortization	27.8	—
Amortization of debt issuance costs	1.0	3.4
Change in deferred taxes	(76.5)	(54.0)
Bad debt expense	6.0	5.5
Other non-cash operating activities	0.2	1.3
Changes in assets and liabilities:
Trade and other receivables	128.5	31.6
Income taxes payable	21.8	10.2
Prepaid expenses and other current assets	7.8	(37.3)
Other non-current assets	(5.3)	21.2
Accounts payable and accrued expenses	(116.0)	(0.7)
Accrued compensation	(243.9)	(146.7)
Other current and non-current liabilities	(37.3)	3.5
Net cash used in operating activities	(214.9)	(170.6)
Cash flows from investing activities
Payment for property and equipment	(13.7)	(20.6)
Proceeds from sale of property, plant and equipment	—	0.2
Acquisitions of businesses, net of cash acquired	(262.2)	—
Other investing activities, net	—	0.2
Net cash used in investing activities	(275.9)	(20.2)
Cash flows from financing activities
Net proceeds from issuance of shares	—	6.4
Shares repurchased for payment of employee taxes on stock awards	(3.1)	(2.1)
Payment of contingent consideration	—	(2.5)
Proceeds from long-term borrowings	—	250.0
Repayment of borrowings	(6.8)	(26.6)
Debt issuance costs	—	(1.8)
Payment of finance lease liabilities	(2.8)	(0.9)
Other financing activities, net	0.7	(1.5)
Net cash (used in) provided by financing activities	(12.0)	221.0

Change in cash, cash equivalents and restricted cash	(502.8)	30.2
Cash, cash equivalents and restricted cash, beginning of the period	965.4	467.9
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	0.7	5.2
Cash, cash equivalents and restricted cash, end of the period	$463.3	$503.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes to the Consolidated Financial Statements of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the "Company,” “we,” “our” and “us”) for the year ended December 31, 2018 included in our 2018 Annual Report on form 10-K, filed with the Securities and Exchange Commission (the "SEC") and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial reporting have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company's 2018 Annual Report on form 10-K for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2019.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.
Change in Accounting Principle - Stock-based Compensation
In the fourth quarter of 2018, the Company changed its policy for recognizing stock-based compensation expense for awards with service conditions only from the graded attribution method to the straight-line attribution method. The Company views these awards as single awards and believes that the straight-line method of accounting more accurately reflects the pattern of service provided by the employee. Additionally, based on research and analysis, the Company believes the straight-line attribution method for stock-based compensation expense for service condition-only awards is the predominant method used in its industry. For these reasons, the Company has concluded that the straight-line attribution method for stock-based compensation is a preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections. We have applied this change retrospectively adjusting all periods presented. For the three months ended March 31, 2018, the effect of this adjustment was an increase to net loss of $0.9 million and basic and diluted loss per share of $0.01.
Note 2: New Accounting Standards
The Company has adopted the following new accounting standards:
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (together with all subsequent amendments, Topic 842), which replaced most existing lease guidance under U.S. GAAP when it became effective on January 1, 2019. The new guidance requires a lessee to record a right of use (“ROU”) asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Companies will recognize expenses for real estate related leases on the statements of operations in a manner similar to current accounting guidance and, for lessors, the guidance remains substantially similar to current U.S. GAAP.
In July 2018, the FASB issued two additional amendments that affect the guidance issued in ASU 2016-02 as described in the following updates ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The amendments in ASU 2018-11 provide an alternative (and optional)

transition method that allows entities to apply the transition provisions in ASU 2016-02 at the adoption date instead of at the earliest comparative period presented in the financial statements. The Company elected to use the optional transition method upon adoption effective January 1, 2019 and did not revise comparative financial statements or disclosures. Refer to Note 10: Leases of the Notes to unaudited condensed consolidated financial statements.
Stock Compensation
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU supersedes ASC 505-50, Equity-Based Payments to Non-Employees and expands the scope of Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted effective January 1, 2019, which did not have a material impact on its financial statements and related disclosures.
Income Taxes
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for any stranded tax effects resulting from the H.R. 1, Tax Cuts and Jobs Act that was enacted on December 22, 2017. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018. The effect of this ASU on the financial statements was not material.
Derivatives and Hedging
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and is intended to reduce the complexity of applying hedge accounting by simplifying the designation and measurement of hedging instruments. The ASU is required to be applied retrospectively to eliminate the separate measurement of ineffectiveness through a cumulative-effect adjustment to Accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The new guidance is required to be adopted using the retrospective approach. The Company adopted effective January 1, 2019 with an immaterial impact on its financial statements and related disclosures.
The following recently issued accounting standards are not yet required to be reflected in the unaudited condensed consolidated financial statements of the Company:
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. Adjusted EBITDA excludes depreciation and amortization, interest expense, net of interest income, income taxes, as well as integration and other costs related to acquisitions, expenses related to the Cassidy Turley deferred payment obligation (the "DPO"), stock-based compensation for plans enacted before the Company's IPO ("pre-IPO stock-based compensation") and other charges.

Summarized financial information by segment is as follows (in millions):

Americas
	Three Months Ended March 31,
	2019	2018
Total revenue	$1,347.6	$1,206.2
Less: Gross contract costs	(410.5)	(356.3)
Acquisition accounting adjustments	—	0.1
Total Fee revenue	$937.1	$850.0

Service lines:
Property, facilities and project management	$463.0	$404.2
Leasing	297.3	246.0
Capital markets	140.4	163.1
Valuation and other	36.4	36.7
Total Fee revenue	$937.1	$850.0

Segment operating expenses	$1,277.3	$1,143.9
Less: Gross contract costs	(410.5)	(356.3)
Total Fee-based operating expenses	$866.8	$787.6

Adjusted EBITDA	$70.3	$62.5

EMEA
	Three Months Ended March 31,
	2019	2018
Total revenue	$202.6	$209.2
Less: Gross contract costs	(18.8)	(45.9)
Total Fee revenue	$183.8	$163.3

Service lines:
Property, facilities and project management	$69.8	$54.6
Leasing	48.8	47.9
Capital markets	26.4	23.9
Valuation and other	38.8	36.9
Total Fee revenue	$183.8	$163.3

Segment operating expenses	$204.2	$219.2
Less: Gross contract costs	(18.8)	(45.9)
Total Fee-based operating expenses	$185.4	$173.3

Adjusted EBITDA	$(0.2)	$(8.6)

APAC
	Three Months Ended March 31,
	2019	2018
Total revenue	$352.8	$352.3
Less: Gross contract costs	(101.7)	(119.6)
Total Fee revenue	$251.1	$232.7

Service lines:
Property, facilities and project management	$174.0	$156.2
Leasing	26.8	26.0
Capital markets	23.9	27.1
Valuation and other	26.4	23.4
Total Fee revenue	$251.1	$232.7

Segment operating expenses	$334.5	$331.3
Less: Gross contract costs	(101.7)	(119.6)
Total Fee-based operating expenses	$232.8	$211.7

Adjusted EBITDA	$18.3	$20.9
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net loss	$(20.9)	$(92.9)
Add/(less):
Depreciation and amortization	73.5	69.8
Interest expense, net of interest income	37.2	44.4
Benefit from income taxes	(40.9)	(32.0)
Integration and other costs related to acquisitions	21.4	66.2
Pre-IPO stock-based compensation	11.6	6.8
Cassidy Turley deferred payment obligation	—	10.4
Other	6.5	2.1
Adjusted EBITDA	$88.4	$74.8
Below is the reconciliation of total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended March 31,
	2019	2018
Total operating expenses	$1,929.0	$1,849.6
Less: Gross contract costs	(531.0)	(521.8)
Fee-based operating expenses	$1,398.0	$1,327.8

Below is the reconciliation of total costs of Fee-based operating expenses by segment to Consolidated Fee-based operating expenses (in millions):

	Three Months Ended March 31,
	2019	2018
Americas Fee-based operating expenses	$866.8	$787.6
EMEA Fee-based operating expenses	185.4	173.3
APAC Fee-based operating expenses	232.8	211.7
Segment Fee-based operating expenses	1,285.0	1,172.6

Depreciation and amortization	73.5	69.8
Integration and other costs related to acquisitions(1)	21.4	66.1
Pre-IPO stock-based compensation	11.6	6.8
Cassidy Turley deferred payment obligation	—	10.4
Other	6.5	2.1
Fee-based operating expenses	$1,398.0	$1,327.8
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
Potentially dilutive securities of approximately 7.4 million and 10.9 million for the three months ended March 31, 2019 and 2018, respectively were not included in the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic and Diluted EPS
Net loss attributable to shareholders	$(20.9)	$(92.9)
Weighted average shares outstanding for basic and diluted loss per share	216.6	145.3
Basic and diluted loss per common share attributable to shareholders	$(0.10)	$(0.64)
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
A performance obligation is a promise in a contract to transfer a distinct service to the client and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct service in the contract.

Contract Balances
The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the contractual right to consideration for completed performance not yet invoiced or able to be invoiced. Contract liabilities are recorded when cash payments are received in advance of performance, including amounts which are refundable. The majority of contract liabilities are recognized as revenue within 90 days. The Company had no material asset impairment charges related to contract assets in the periods presented.
As of March 31, 2019 and December 31, 2018, we had contract assets of $135.5 million and $160.6 million and $18.0 million and $25.8 million, which were recorded in Prepaid expenses and other current assets and Other non-current assets, respectively in the unaudited condensed consolidated balance sheets.
As of March 31, 2019 and December 31, 2018, we had contract liabilities of $50.6 million and $66.8 million of which were recorded in Accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$869.3	$87.9	$275.7	$1,232.9
Leasing	At a point in time	300.1	48.9	26.8	375.8
Capital markets	At a point in time	141.1	26.4	23.9	191.4
Valuation and other	At a point in time or over time	37.1	39.4	26.4	102.9
Total revenue		$1,347.6	$202.6	$352.8	$1,903.0

		Three Months Ended March 31, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$758.2	$99.9	$275.8	$1,133.9
Leasing	At a point in time	247.3	48.0	26.0	321.3
Capital markets	At a point in time	163.6	23.9	27.1	214.6
Valuation and other	At a point in time or over time	37.1	37.4	23.4	97.9
Total revenue		$1,206.2	$209.2	$352.3	$1,767.7
Exemptions
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2019 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2018	$1,254.4	$266.1	$258.0	$1,778.5
Acquisitions	150.7	—	12.7	163.4
Effect of movements in exchange rates and other	1.4	1.6	2.0	5.0
Balance as of March 31, 2019	$1,406.5	$267.7	$272.7	$1,946.9
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
There were no impairment charges of goodwill and other intangible assets for the three months ended March 31, 2019 and 2018, respectively.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2019
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,323.9	(687.3)	636.6
Other intangible assets	2 – 13	14.8	(4.3)	10.5
Total intangible assets		$1,884.7	$(691.6)	$1,193.1

		As of December 31, 2018
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,199.7	(637.1)	562.6
Other intangible assets	2 – 13	32.8	(13.2)	19.6
Total intangible assets		$1,778.5	$(650.3)	$1,128.2
Amortization expense was $47.3 million and $46.5 million for the three months ended March 31, 2019 and 2018, respectively.
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
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2018.
Effective January 1, 2019, the Company adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and has had an immaterial impact on its financial statements and related disclosures. See Note 2: New Accounting Standards for additional information on the adoption.
Interest Rate Derivative Instruments
In January 2019, the Company entered into an interest rate swap agreement that became effective in the month of trade, expiring August 2025. The Company immediately designated this instrument as cash flow hedge.

As of March 31, 2019, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge asset balances as March 31, 2019 relate solely to these interest rate swaps. The hedge instruments expire in August of 2025 and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and subsequently reclassifies the change into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2019 and December 31, 2018, there is $16.4 million in pre-tax losses and $16.5 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Credit Agreements; refer to Note 8: Long-term Debt and Other Borrowings for discussion of these agreements. During the next twelve months, the Company estimates that pre-tax gains of $9.0 million will be reclassified to Interest expense on the consolidated statements of operations.
Foreign Exchange Derivative Instruments
The Company did not have any foreign currency cash flow hedges as of March 31, 2019, as the Company terminated its cross-currency interest rate swap agreements as of December 31, 2018. The Company did not recognize any significant income or loss due to hedge ineffectiveness related to cross-currency interest rate swap agreements for the three months ended March 31, 2018. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow or net investment hedges is recorded in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2019 and December 31, 2018, there is $0.6 million, including $0.3 million in pre-tax gains, included in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets related to these agreements. Amounts remaining as of March 31, 2019 relate to net investments, which will remain in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets indefinitely until the Company disposes of the underlying investment.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There are gains of $0.6 million and of $2.6 million for the three months ended March 31, 2019 and 2018, respectively. This activity was included in the unaudited condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the Company had 23 foreign currency exchange forward contracts outstanding covering a notional amount of $425.6 million and $406.6 million, respectively. As of March 31, 2019 and December 31, 2018, the fair value of forward contracts disclosed above were included in Other current assets and Other current liabilities in the unaudited condensed consolidated balance sheets. The Company does not net these derivatives in the unaudited condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of March 31, 2019 and December 31, 2018 (in millions):

		March 31, 2019		December 31, 2018
		Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$2,050.0	$—	$53.9	$—	$25.1
Non-designated:
Foreign currency forward contracts	425.6	1.0	0.7	0.5	0.8
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company does not net derivatives in the unaudited condensed consolidated balance sheets.

The following tables presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)		Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended March 31, 2019
Foreign currency cash flow hedges	$—	$—		$—		$—
Foreign currency net investment hedges	(0.6)	—		—		(0.6)
Interest rate cash flow hedges	(13.3)	25.2		2.2		14.1
	$(13.9)	$25.2	[1]	$2.2	[2]	$13.5

Three Months Ended March 31, 2018
Foreign currency cash flow hedges	$2.2	$3.2		$(3.1)		$2.3
Foreign currency net investment hedges	0.7	—		—		0.7
Interest rate cash flow hedges	(22.5)	(17.3)		3.3		(36.5)
	$(19.6)	$(14.1)	[1]	$0.2	[2]	$(33.5)
(1) Amount is net of related income tax (benefit) expense of $(5.1) million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively.
(2) Amount is net of related income tax expense of $(0.4) million and $(0.8) million for the three months ended March 31, 2019 and 2018, respectively.
Gains of $2.6 million and $3.3 million were reclassified into earnings during the three months ended March 31, 2019 and 2018, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited condensed consolidated statements of operations.
Losses of $0.1 million and $3.0 million were reclassified during the three months ended March 31, 2018 relating to foreign currency cash flow hedges and were recognized in Interest expense and Operating, administrative and other, respectively, in the unaudited condensed consolidated statements of operations.
Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2019	December 31, 2018
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $31.2 million and $31.9 million, respectively	$2,655.3	$2,661.3
Capital lease liability	18.5	19.5
Notes payable to former stockholders	0.4	0.4
Total long-term debt	2,674.2	2,681.2
Less current portion	(35.1)	(37.0)
Total non-current long-term debt	$2,639.1	$2,644.2
2018 Credit Agreement
On August 21, 2018, the Company entered into a $3.5 billion credit agreement (the "2018 Credit Agreement"), comprised of a $2.7 billion term loan (the "2018 First Lien Loan") and an $810.0 million revolving facility (the "Revolver"). Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs).
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of the three months ending March 31, 2019, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. As of March 31, 2019, the effective interest rate of the 2018 First Lien Loan is 6.0%.

The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
As of March 31, 2019, the Company had no outstanding funds drawn under the Revolver, which matures on August 21, 2023.
Financial Covenants and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.
The Company was in compliance with all of its loan provisions under the 2018 Credit Agreement as of March 31, 2019 and December 31, 2018.
Note 9: Stock-based Payments
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	3.3	$11.23	6.8
Exercised	(0.3)	10.00
Forfeited	—	14.08
Outstanding as of March 31, 2019	3.0	$11.32	6.6
Exercisable as of March 31, 2019	1.9	$10.58	6.5
Total recognized compensation cost related to these stock option awards was $1.4 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the total unrecognized compensation cost related to non-vested time-based option awards was $5.0 million.
Performance-Based Options
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	1.5	$11.48	6.9
Forfeited	—	13.85
Outstanding as of March 31, 2019	1.5	$11.47	6.6
Exercisable as of March 31, 2019	—	—	—
Total recognized compensation cost related to these stock option awards was $3.1 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the total unrecognized compensation cost related to non-vested performance-based option awards was $9.3 million, which will be recognized over the course of the year.

Restricted Stock Units
The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2018	0.6	$11.50	7.8	$14.63	0.7	$15.94
Granted	—	—	1.8	17.85	0.4	19.64
Vested	(0.0)	17.00	(0.2)	13.21	—	—
Forfeited	—	—	(0.1)	12.51	—	—
Unvested as of March 31, 2019	0.6	$11.38	9.3	$15.32	1.1	$17.08
The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended March 31,		Unrecognized at March 31, 2019
	2019	2018
Time-Based RSUs	$9.7	$5.1	$87.5
Co-Investment RSUs	0.1	0.3	0.4
Performance-Based RSUs	0.2	—	6.6
Equity classified compensation cost	10.0	5.4	94.5
Liability classified compensation cost(1)	—	2.0	—
Total RSU stock-based compensation cost	$10.0	$7.4	$94.5
(1) In the third quarter of 2018, all liability classified awards were reclassified to equity, due to certain contingencies being lifted.
Note 10: Leases
As stated in Note 2: New Accounting Standards, the Company adopted Topic 842 effective January 1, 2019 using the optional transition method and did not revise prior comparative periods. Consequently, the Company’s reporting for the comparative periods will continue to be in accordance with previously existing GAAP (Topic 840, Leases). Adoption of Topic 842 did not have an impact on the opening balance of Accumulated deficit as of January 1, 2019.
For the Three Months Ended March 31, 2019 Reported in Accordance with Topic 842
The Company determines if a contract is or contains a lease at inception by assessing whether a contract conveys the right of the Company to control the use of an identified asset for a period in exchange for consideration. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and non-current liabilities in the unaudited condensed consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Generally, the Company’s leases do not provide an implicit rate and, therefore, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made prior to the commencement date and is recorded net of any lease incentives. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that the option will be exercised. Lease cost for operating lease payments are recognized as a single lease cost on a straight-line basis over the lease term, while lease cost for finance leases is composed of amortization of the ROU asset, which is recognized on a straight-line basis in Depreciation and amortization in the unaudited condensed consolidated statements of operations, and interest expense, which is recorded based on the effective interest rate method and recognized over the lease term as Interest expense, net of interest income in the unaudited condensed consolidated statements of operations.
The Company has lease agreements with lease and non-lease components, but as the Company has elected the practical expedient to not separate lease and non-lease components for all asset classes, they are not accounted for separately. Instead, consideration for the lease is allocated to a single lease component. Further, the Company has elected the practical expedient for the short-term lease exemption for all asset classes and therefore does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. The impact of off-balance sheet accounting for short-term leases is immaterial. The Company enters into leases through its subsidiary entities that do not have incremental borrowing rates, as such, the Company's incremental borrowing rate is used. For certain equipment leases, the Company applies a portfolio approach to account for the operating lease ROU assets and liabilities.
The Company has entered into operating leases for real estate and other equipment such as, motor vehicles and IT equipment. Additionally, the Company has entered into finance leases for the use of furniture, motor vehicles and IT equipment. Generally, both operating and finance leases have limited restrictions or covenants on the Company for incurring additional financial obligations. Rental payments are generally fixed, with no special terms or conditions, however, certain operating leases are subject to annual changes in the consumer price index (“CPI”). Additionally, the Company’s office leases may have options to extend or terminate the lease, the terms of which vary by lease. Generally, these options are not reasonably certain of being exercised; accordingly, the option periods are not considered in the calculation of the ROU asset or the operating lease liability. The Company generally only enters into subleases for its real estate leases, with the terms of the subleases consistent with those of the underlying lease.
The components of lease cost were as follows (in millions):

Three Months Ended March 31, 2019
Operating lease cost	$34.8

Finance lease cost:
Amortization of ROU assets	0.7
Interest on lease liabilities	—
Total finance lease cost	$0.7

Variable lease cost	$6.4

Sublease income	$2.2
Supplemental balance sheet information related to leases was as follows (in millions):

Three Months Ended March 31, 2019
Operating Leases
Operating lease ROU assets	$531.6
Current operating lease liabilities	$113.9
Non-current operating lease liabilities	492.9
Total operating lease liabilities	$606.8
Finance Leases
Property and equipment, gross	$47.8
Accumulated depreciation	(26.5)
Property and equipment, net	$21.3
Other current liabilities	$8.0
Other non-current liabilities	10.5
Total finance lease liabilities	$18.5
Weighted Average Remaining Lease Term
Operating leases	6.5 years
Finance leases	4.9 years
Weighted Average Discount Rate
Operating leases	5.9%
Finance leases	2.2%

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts used in the measurement of lease liabilities:
Operating cash flows used in operating leases	$36.2
Operating cash flows used in finance leases	0.1
Financing cash flows used in finance leases	2.8
ROU assets obtained in exchange for lease obligations:
Operating leases	9.3
Finance leases	1.8
Maturities of lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases
2019	$110.6	$8.3
2020	131.7	6.5
2021	108.2	3.8
2022	92.8	0.7
2023	78.1	—
Thereafter	213.4	—
Total lease payments	734.8	19.3
Less imputed interest	128.0	0.8
Total	$606.8	$18.5
As of March 31, 2019, we have no material additional operating and finance leases that have yet to commence.
For the Three Months Ended March 31, 2018 Reported in Accordance with Topic 840
The Company has entered into operating leases for real estate and other equipment such as, motor vehicles and IT equipment. Additionally, the Company has entered into capital leases for the use of furniture, motor vehicles and IT equipment. Generally, both operating and capital leases have limited restrictions or covenants on the Company for incurring additional financial obligations. Total net rent expense was $37.1 million, net of sublease income of $7.3 million, for the three months ended March 31, 2018.
Additionally, the Company has entered into capital leases as a means of funding the acquisition of furniture and equipment and acquiring access to real estate and vehicles. Rental payments are generally fixed, with no special terms or conditions.
As of December 31, 2018 Reported in Accordance with Topic 840
As of December 31, 2018, the obligations described above are as summarized below (in millions):

	Operating Leases	Capital Leases
2019	$152.9	$9.3
2020	139.3	6.4
2021	112.8	2.3
2022	96.3	0.4
2023	80.4	—
Thereafter	210.2	—
Total lease payments	$791.9	$18.4
Future minimum lease payments are net of total sub-lease rental income of $58.9 million. Capital lease obligations are shown net of $1.1 million of interest charges.

Note 11: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 9 years and maximum potential future payments of $39.4 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, contingent liabilities recorded within Other current liabilities were $85.9 million and $69.5 million, respectively and contingent liabilities recorded within Other non-current liabilities were $19.8 million and $23.4 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At March 31, 2019 and December 31, 2018, E&O and other claims were $35.1 million and $32.8 million, respectively, and workers’ compensation liabilities were $70.6 million and $60.1 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited condensed consolidated balance sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances as of March 31, 2019 and December 31, 2018 totaling $5.0 million and $3.9 million.
Note 12: Related Party Transactions
TPG Capital, L.P. (“TPG”) and PAG Asia Capital Limited (“PAG”) previously provided management and transaction advisory services to the Company pursuant to a management services agreement. Under the management agreement with TPG and PAG, the Company paid an annual fee of $4.3 million, payable quarterly, for management advisory services. In conjunction with the Company’s IPO during 2018, the management services agreement governing these payments was terminated and resulted in a termination fee of $11.9 million.
Transactions with equity accounted investees
For the three months ended March 31, 2019 and 2018, the Company had no material sales or purchases with equity accounted investees.
As of March 31, 2019 and December 31, 2018, the Company had no material receivables or payables with equity accounted investees.
Receivables from affiliates
As of March 31, 2019 and December 31, 2018, the Company had receivables from affiliates of $37.9 million and $31.7 million and $231.3 million and $214.3 million that are included in Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited condensed consolidated balance sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
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
There were no significant transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2019 and 2018. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2018.
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
The estimated fair value of external debt was $2.7 billion and $2.6 billion as of March 31, 2019 and December 31, 2018, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $2.7 billion as of March 31, 2019 and December 31, 2018, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings of the Notes to unaudited interim Condensed Consolidated Financial Statements for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts and net investment hedges are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in millions):

	As of March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$94.3	$94.3	$—	$—
Deferred compensation plan assets	51.9	51.9	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Deferred purchase price receivable	147.6	—	—	147.6
Total	$294.8	$146.2	$1.0	$147.6
Liabilities
Deferred compensation plan liabilities	$48.1	$48.1	$—	$—
Foreign currency forward contracts	0.7	—	0.7	—
Interest rate swap agreements	53.9	—	53.9	—
Earn-out liabilities	38.5	—	—	38.5
Total	$141.2	$48.1	$54.6	$38.5

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$173.5	$173.5	$—	$—
Deferred compensation plan assets	48.8	48.8	—	—
Foreign currency forward contracts	0.5	—	0.5	—
Deferred purchase price receivable	140.1	—	—	140.1
Total	$362.9	$222.3	$0.5	$140.1
Liabilities
Deferred compensation plan liabilities	$47.7	$47.7	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Interest rate swap agreements	25.1	—	25.1	—
Earn-out liabilities	38.3	—	—	38.3
Total	$111.9	$47.7	$25.9	$38.3
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

The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2019	2018
Balance as of January 1,	$38.3	$51.3
Net change in fair value and other adjustments	0.2	0.8
Payments	—	(2.7)
Balance as of March 31,	$38.5	$49.4
Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million and extended the termination date to August 20, 2021, unless extended or an earlier termination event occurs. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell trade receivables to an unaffiliated financial institution. The Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of March 31, 2019 and December 31, 2018, the Company had $0.0 million drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the three months ended March 31, 2019 and 2018, receivables sold under the A/R securitization were $302.5 million and $276.7 million, respectively, and cash collections from customers on receivables sold were $302.9 million and $259.3 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited condensed consolidated statement of cash flows. As of March 31, 2019 and December 31, 2018, the outstanding principal on receivables sold under the A/R Securitization were $173.3 million and $173.7 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of March 31, 2019 and December 31, 2018.
The Company did not recognize any material income or loss related to receivables sold for the three months ended March 31, 2019 and 2018. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $0.3 million and $0.8 million, for the three months ended March 31, 2019 and 2018, respectively, which were included in Operating, administrative and other expenses in the unaudited condensed consolidated statement of operations.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the sum of such amounts presented in the unaudited condensed consolidated statements of cash flows (in millions):

	Three Months Ended March 31
	2019	2018
Cash and cash equivalents, beginning of period	$895.3	$405.6
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	70.1	62.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$965.4	$467.9

Cash and cash equivalents, end of period	$411.0	$438.7
Restricted cash recorded in Prepaid expenses and other current assets, end of period	52.3	64.6
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$463.3	$503.3
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31
	2019	2018
Cash paid for:
Interest	$37.9	$39.4
Income taxes	11.3	10.6
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	1.8	0.7
Deferred and contingent acquisition payment obligations	8.6	—
Increase (decrease) in beneficial interest in a securitization	7.5	(3.9)
Note 16: Subsequent Events
The Company has evaluated subsequent events through May 7, 2019, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.
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
Overview
Cushman & Wakefield is a leading global commercial real estate services firm, built on a trusted brand and backed by approximately 51,000 employees and serving the world's real estate owners and occupiers through a scalable platform. We operate across approximately 400 offices in 70 countries, managing over 3.6 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. Our business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services.
Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2018 included in the Company's 2018 Annual Report on form 10-K. There have been no material changes to these policies as of March 31, 2019.
Recently Issued Accounting Pronouncements
See recently issued accounting pronouncements within Note 2: New Accounting Standards of the Notes to the unaudited interim Condensed Consolidated Financial Statements.
Leases
The Company adopted ASU No. 2018-11, Topic 842, effective January 1, 2019, which improves clarity and comparability by disclosing the recognition of lease assets and lease liabilities on the balance sheet as well as key leasing arrangements. Refer to Note 10: Leases of the Notes to the unaudited interim Condensed Consolidated Financial Statements for the impact the adoption of these standards had on the Company's financial statements and related disclosures.
Revenue Recognition
In 2018, the Company adopted ASU No. 2014-09, Topic 606, which replaced most existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. Under current revenue recognition, revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services.
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
Refer to Note 5: Revenue of the Notes to the unaudited interim Condensed Consolidated Financial Statements for additional detail.
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

Additionally, outside of the U.S., we generate earnings in other currencies and are subject to fluctuations relative to the U.S. dollar ("USD"). As we continue to grow our international operations through acquisitions and organic growth, these currency fluctuations, most notably the Australian dollar, euro and British pound sterling have the potential to positively or adversely affect our operating results measured in USD. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
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

Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% Change in USD	% Change in Local Currency
Revenue:
Total revenue	$1,903.0	$1,767.7	8%	10%
Less: Gross contract costs	(531.0)	(521.8)	2%	5%
Acquisition accounting adjustments	—	0.1	n/m	n/m
Total Fee revenue	$1,372.0	$1,246.0	10%	13%
Service Lines:
Property, facilities and project management	$706.8	$615.0	15%	18%
Leasing	372.9	319.9	17%	19%
Capital markets	190.7	214.1	(11)%	(10)%
Valuation and other	101.6	97.0	5%	9%
Total Fee revenue	$1,372.0	$1,246.0	10%	13%
Costs and expenses:
Cost of services, operating and administrative expenses excluding gross contract costs	$1,320.6	$1,247.6	6%	9%
Gross contract costs	531.0	521.8	2%	5%
Depreciation and amortization	73.5	69.8	5%	7%
Restructuring, impairment and related charges	3.9	10.4	(63)%	(62)%
Total costs and expenses	1,929.0	1,849.6	4%	7%
Operating loss	$(26.0)	$(81.9)	(68)%	(68)%

Adjusted EBITDA	$88.4	$74.8	18%	19%
Adjusted EBITDA margin	6.4%	6.0%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to the Company	$(20.9)	$(92.9)
Add/(less):
Depreciation and amortization(1)	73.5	69.8
Interest expense, net of interest income(2)	37.2	44.4
Benefit from income taxes	(40.9)	(32.0)
Integration and other costs related to acquisitions(3)	21.4	66.2
Pre-IPO stock-based compensation(4)	11.6	6.8
Cassidy Turley deferred payment obligation(5)	—	10.4
Other(6)	6.5	2.1
Adjusted EBITDA	$88.4	$74.8
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $52.8 million and $51.6 million for the three months ended March 31, 2019 and 2018.
(2) Interest expense, net of interest income includes one-time write-off of financing fees and other fees incurred in relation to debt extinguishments and modifications of $0.0 million and $3.4 million for the three months ended March 31, 2019 and 2018.
(3) Integration and other costs related to acquisitions represents certain direct and incremental costs resulting from acquisitions and certain related integration efforts as a result of those acquisitions, as well as costs related to our restructuring efforts and initial public offering/private placement.
(4) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2019 for additional information.
(5) Cassidy Turley deferred payment obligation represents expense associated with a deferred payment obligation related to the acquisition of Cassidy Turley on December 31, 2014, which will be paid out before the end of 2018.
(6) Other includes sponsor monitoring fees of approximately $0.0 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively; accounts receivable securitization costs of approximately $0.3 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively; merger and acquisition related costs of $3.7 million for the three months ended March 31, 2019; and other items.

Below is the reconciliation of Total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended March 31,
	2019	2018
Total costs and expenses	$1,929.0	$1,849.6
Less: Gross contract costs	(531.0)	(521.8)
Fee-based operating expenses	$1,398.0	$1,327.8
Below is the reconciliation of total costs of Fee-based operating expenses by segment to Consolidated Fee-based operating expenses (in millions):

	Three Months Ended March 31,
	2019	2018
Americas Fee-based operating expenses	$866.8	$787.6
EMEA Fee-based operating expenses	185.4	173.3
APAC Fee-based operating expenses	232.8	211.7
Segment Fee-based operating expenses	1,285.0	1,172.6

Depreciation and amortization	73.5	69.8
Integration and other costs related to acquisitions(1)	21.4	66.1
Pre-IPO stock-based compensation	11.6	6.8
Cassidy Turley deferred payment obligation	—	10.4
Other	6.5	2.1
Fee-based operating expenses	$1,398.0	$1,327.8
(1) Represents integration and other costs related to acquisitions, comprised of certain direct and incremental costs resulting from acquisitions and related integration efforts, as well as costs related to our restructuring programs, excluding the impact of acquisition accounting revenue adjustments as these amounts do not impact operating expenses.

Three months ended March 31, 2019 compared to three months ended March 31, 2018
Revenue
Revenue was $1.9 billion, an increase of $135.3 million or 8% over first quarter of 2018. Gross contract costs, primarily in the Property, facilities and project management service line, increased $9.2 million. Foreign currency had a $43.9 million, or 2%, unfavorable impact on Revenue.
Fee revenue was $1.4 billion, an increase of $155.9 million or 13%, on a local currency basis over first quarter of 2018, reflecting increases primarily in Property, facilities and project management and Leasing. Property, facilities and project management Fee revenue increased $108.9 million or 18% on a local currency basis, driven by an Americas increase of $62.5 million or 16% on a local currency basis, with the remainder of the Fee revenue growth primarily in APAC. Leasing Fee revenue increased $59.4 million or 19% on a local currency basis, driven by an Americas increase of $52.5 million or 21% on a local currency basis, with the remainder of the Fee revenue growth primarily in EMEA.
Operating expenses
Operating expenses were $1.9 billion, an increase of $79.4 million or 4%. The increase in operating expenses reflected increased costs associated with revenue growth.
Fee-based operating expenses, excluding Depreciation and amortization, integration and other costs related to acquisitions and stock-based compensation, were $1.3 billion, a 12% increase on a local currency basis. The increase in Fee-based operating expenses reflected higher cost of services associated with Fee revenue growth.
Interest expense, net
Net interest expense was $37.2 million, a decrease of $7.2 million, driven by lower average borrowings during the quarter.
Benefit from income taxes
The net benefit from income taxes was $40.9 million, an increase of $8.9 million. The increase is driven primarily by a change in the mix of geographical earnings from the prior period and release of valuation allowances.
Net loss and Adjusted EBITDA
Net loss was $20.9 million, an improvement of $72.0 million, primarily driven by stronger operating results, lower integration costs and a higher benefit from income taxes.
Adjusted EBITDA was $88.4 million, an increase of $13.6 million or 19%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 6.4%, compared to 6.0% in the first quarter of 2018, driven by Fee revenue mix and operating leverage.
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

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% Change in USD	% Change in Local Currency
Total revenue	$1,347.6	$1,206.2	12%	12%
Less: Gross contract costs	(410.5)	(356.3)	15%	15%
Acquisition accounting adjustments	—	0.1	n/m	n/m
Total Fee revenue	$937.1	$850.0	10%	11%

Service lines:
Property, facilities and project management	$463.0	$404.2	15%	16%
Leasing	297.3	246.0	21%	21%
Capital markets	140.4	163.1	(14)%	(14)%
Valuation and other	36.4	36.7	(1)%	—%
Total Fee revenue	$937.1	$850.0	10%	11%

Segment operating expenses	$1,277.3	$1,143.9	12%	12%
Less: Gross contract costs	(410.5)	(356.3)	15%	15%
Total Fee-based operating expenses	$866.8	$787.6	10%	11%

Adjusted EBITDA	$70.3	$62.5	12%	13%
Adjusted EBITDA Margin	7.5%	7.4%
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Americas revenue was $1.3 billion, an increase of $141.4 million or 12%. The change in revenue includes higher gross contract costs of $54.2 million attributed to the growth in Property, facilities and project management.
Fee revenue was $937.1 million, an increase of $92.5 million or 11% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management and Leasing.
Fee-based operating expenses were $866.8 million, an increase of 11% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $70.3 million, an increase of $7.9 million or 13% on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 7.5%, compared to 7.4% in the prior year.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% Change in USD	% Change in Local Currency
Total revenue	$202.6	$209.2	(3)%	5%
Less: Gross contract costs	(18.8)	(45.9)	(59)%	(56)%
Total Fee revenue	$183.8	$163.3	13%	22%

Service lines:
Property, facilities and project management	$69.8	$54.6	28%	38%
Leasing	48.8	47.9	2%	11%
Capital markets	26.4	23.9	10%	19%
Valuation and other	38.8	36.9	5%	14%
Total Fee revenue	$183.8	$163.3	13%	22%

Segment operating expenses	$204.2	$219.2	(7)%	1%
Less: Gross contract costs	(18.8)	(45.9)	(59)%	(56)%
Total Fee-based operating expenses	$185.4	$173.3	7%	15%

Adjusted EBITDA	$(0.2)	$(8.6)	n/m	n/m
Adjusted EBITDA Margin	(0.1)%	(5.3)%
Three months ended March 31, 2019 compared to three months ended March 31, 2018
EMEA revenue was $202.6 million, a decrease of $6.6 million or 3%. Foreign currency had a $16.0 million or 8% unfavorable impact on Revenue.
Fee revenue was $183.8 million, an increase of $32.9 million or 22% on a local currency basis, driven primarily by growth in Property, facilities and project management, Valuation and other and Leasing.
Fee-based operating expenses were $185.4 million, an increase of 15% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $(0.2) million, an improvement of $8.3 million on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was (0.1)%, compared to (5.3)% in the prior year.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% Change in USD	% Change in Local Currency
Total revenue	$352.8	$352.3	0%	7%
Less: Gross contract costs	(101.7)	(119.6)	(15)%	(7)%
Total Fee revenue	$251.1	$232.7	8%	14%

Service lines:
Property, facilities and project management	$174.0	$156.2	11%	19%
Leasing	26.8	26.0	3%	10%
Capital markets	23.9	27.1	(12)%	(11)%
Valuation and other	26.4	23.4	13%	18%
Total Fee revenue	$251.1	$232.7	8%	14%

Segment operating expenses	$334.5	$331.3	1%	8%
Less: Gross contract costs	(101.7)	(119.6)	(15)%	(7)%
Total Fee-based operating expenses	$232.8	$211.7	10%	16%

Adjusted EBITDA	$18.3	$20.9	(12)%	(9)%
Adjusted EBITDA Margin	7.3%	9.0%
Three months ended March 31, 2019 compared to three months ended March 31, 2018
APAC revenue was $352.8 million and remained relatively consistent compared with the prior year. The change in revenue includes lower gross contract costs of $17.9 million. Foreign currency had a $22.4 million or 6% unfavorable impact on Revenue.
Fee revenue was $251.1 million, an increase of $30.5 million or 14% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management.
Fee-based operating expenses were $232.8 million, an increase of 16% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $18.3 million, a decrease of $1.9 million or 9% on a local currency basis, driven by the increase in fee-based operating expenses exceeding the increase in Fee-revenue. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 7.3% compared to 9.0% in the prior year.
Liquidity and Capital Resources
We believe that we have adequate funds and liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility.
As of March 31, 2019, the Company had of $1.2 billion liquidity, consisting of cash on hand of $411.0 million and our undrawn revolving credit facility of $810.0 million. During the three months ended March 31, 2019, we did not draw on our Revolver.
The Company's outstanding 2018 First Lien debt was $2.7 billion as of March 31, 2019, which net of cash on hand, provided for a net debt position of approximately $2.2 billion. The increase in net debt of approximately $478.2 million from December 31, 2018 was primarily driven by the approximately $250 million acquisition of Quality Solutions, Inc. (“QSI”) and annual bonus payments.

Historical Cash Flows

Cash Flow Summary
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash used in operating activities	$(214.9)	$(170.6)
Net cash used in investing activities	(275.9)	(20.2)
Net cash (used in) provided by financing activities	(12.0)	221.0
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	0.7	5.2
Total change in cash, cash equivalents and restricted cash	$(502.1)	$35.4
Operating Activities
The Company used $214.9 million of cash for operating activities for the three months ended March 31, 2019, an increase of $44.3 million from the prior year. The change was principally driven by higher working capital requirements, including higher bonus and commission payments.
Investing Activities
The Company used $275.9 million in cash for investing activities for the three months ended March 31, 2019, an increase of $255.7 million from the prior year. The change was driven primarily by the acquisition of QSI.
Financing Activities
Financing activities used $12.0 million in cash for the three months ended March 31, 2019, a change of $233.0 million from the prior year, driven by long-term debt borrowings in the first quarter of 2018.
Off-Balance Sheet Arrangements
The Company’s guarantees primarily relate to requirements under certain client service contracts through the normal course of business. Our current expectation is that future payment or performance related to non-performance under these guarantees is considered remote. See Note 11: Commitments and Contingencies of the Notes to unaudited interim Condensed Consolidated Financial Statements for further information.
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of March 31, 2019, the Company has not reached the investment limit. The A/R Securitization terminates on August 20, 2021, unless extended or an earlier termination event occurs. See Note 14: Accounts Receivable Securitization of the Notes to the unaudited interim Condensed Consolidated Financial Statements for further information.
Indebtedness
We have incurred debt to finance the acquisitions of DTZ, Cassidy Turley and C&W Group, Inc. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness.
2018 Credit Agreement
On August 21, 2018, we entered into a $3.5 billion credit agreement, comprised of a $2.7 billion term loan and an $810.0 million revolving facility. Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs). With the proceeds from the 2018 First Lien Loan, we subsequently paid off all outstanding principal and accrued interest of $2.6 billion and $25.9 million, respectively, under the credit agreement dated as of November 4, 2014, which also resulted in the write-off of unamortized deferred financing fees of $39.2 million.
The 2018 Credit Agreement bears interest at a variable interest rate that we may select pursuant to the terms of the 2018 Credit Agreement. As of the period ended March 31, 2019, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 6.0% as of March 31, 2019.

The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
As of March 31, 2019, we had no outstanding funds drawn under the Revolver, which matures on August 21, 2023.
Financial Covenants and Terms
The 2018 Credit Agreement has a springing financial covenant that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00. The financial covenant has not been triggered since we entered into the 2018 Credit Agreement. Similarly, the financial covenant under our original First Lien Credit Agreement was not triggered in any period since its inception in 2014.
The Company was in compliance with all of its loan provisions under the 2018 First Lien Credit Agreement as of March 31, 2019 and December 31, 2018.
Derivatives
We are exposed to certain risks arising from both business operations and economic conditions, including interest rate risk and foreign currency risk. We manage interest rate risk primarily by managing the amount, sources and duration of debt funding and by using derivative financial instruments. Derivative financial instruments are used to manage differences in the amount, timing and duration of known or expected cash payments principally related to borrowings under our 2018 First Lien Agreements as well as certain foreign currency exposures.
See Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to unaudited interim Condensed Consolidated Financial Statements as well as "Quantitative and Qualitative Disclosures About Market Risk" for additional information about risks managed through derivative activities.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2018 in Part I, Item 1A.
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” beginning on page 47. We believe that these factors include, but are not limited to:

•	disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve;

•	logistical and other challenges inherent in operating in numerous different countries;

•	the operating and financial restrictions that our 2018 First Lien Credit Agreement imposes on us and the possibility that in an event of default all of our borrowings may become immediately payable;

•	the substantial amount of our indebtedness, our ability and the ability of our subsidiaries to incur substantially more debt and our ability to generate cash to service our indebtedness;

•	the possibility we may face financial liabilities and/or damage to our reputation as a result of litigation;

•	the possibility that the rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware;

•	the actions and initiatives of current and potential competitors;

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

•	the fluctuation of the market price of our ordinary shares;

•	the volatility level of real estate prices, interest rates, and currency values; and

•	the possibility that securities or industry analysts may not publish research or may publish inaccurate or unfavorable research about our business.
The factors identified above should not be construed as exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. The forward-looking statements made in this Quarterly Report are made only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
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
See Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to the unaudited interim Condensed Consolidated Financial Statements for additional information about interest rate risks and foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of March 31, 2019 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We used an aggregate of approximately $590.6 million of net proceeds received in the offering as follows: approximately $450.0 million to reduce outstanding indebtedness, in particular to repay our Second Lien Loan, which matured on November 4, 2022 and had a weighted average effective interest rate of 8.87% as of December 31, 2017 (repayment occurred during August 2018); $128.7 million to repay the outstanding amount of the Cassidy Turley deferred payment obligation; and $11.9 million to terminate our management services agreement (termination occurred during August 2018). We used the remainder for general corporate purposes.
None of the use of proceeds in connection with the IPO were a direct or indirect payment to directors, officers, persons owning 10% or more of any class of our equity securities or to their associates, or to our affiliates.
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
Item 5. Other Information
Disclosure Channels to Disseminate Information
Cushman & Wakefield investors and others should note that we announce material information to the public about the Company through a variety of means, including the Company's website, press releases, SEC filings, blogs and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public, as such information could be deemed to be material information.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: May 7, 2019
/s/ Duncan Palmer
Duncan Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)