Form 10-Q
period 2019-09-30
Cushman & Wakefield plc
filed 2019-11-06
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

+44 20 3296 3000
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
As of October 31, 2019, 219,170,366 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

FORM 10-Q
September 30, 2019

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(in millions, except per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$400.1	$895.3
Trade and other receivables, net of allowance balance of $56.7 million and $49.5 million, as of September 30, 2019 and December 31, 2018, respectively	1,352.0	1,463.5
Income tax receivable	43.7	41.1
Prepaid expenses and other current assets	494.0	343.4
Total current assets	2,289.8	2,743.3
Property and equipment, net	288.2	313.8
Goodwill	1,930.7	1,778.5
Intangible assets, net	1,093.6	1,128.2
Equity method investments	8.0	8.7
Deferred tax assets	80.9	84.0
Non-current operating lease assets	502.8	—
Other non-current assets	460.4	489.5
Total assets	$6,654.4	$6,546.0
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$40.3	$39.9
Accounts payable and accrued expenses	957.6	1,047.7
Accrued compensation	666.7	817.9
Income tax payable	93.9	43.2
Other current liabilities	185.7	90.0
Total current liabilities	1,944.2	2,038.7
Long-term debt	2,625.3	2,644.2
Deferred tax liabilities	13.9	136.4
Non-current operating lease liabilities	468.5	—
Other non-current liabilities	368.3	366.6
Total liabilities	5,420.2	5,185.9
Commitments and contingencies (See Note 11)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 219.0 and 216.6 shares issued and outstanding at September 30, 2019 and at December 31, 2018, respectively	21.9	21.7
Additional paid-in capital	2,810.9	2,791.2
Treasury stock, at cost	(0.4)	—
Accumulated deficit	(1,300.1)	(1,298.4)
Accumulated other comprehensive loss	(298.1)	(154.4)
Total equity	1,234.2	1,360.1
Total liabilities and shareholders' equity	$6,654.4	$6,546.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenue	$2,118.8	$2,076.0	$6,143.5	$5,818.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,692.2	1,687.4	4,944.1	4,727.0
Operating, administrative and other	315.2	297.6	908.9	905.8
Depreciation and amortization	75.0	71.6	222.8	213.0
Restructuring, impairment and related charges	(0.6)	(1.2)	3.5	2.8
Total costs and expenses	2,081.8	2,055.4	6,079.3	5,848.6
Operating earnings (loss)	37.0	20.6	64.2	(30.6)
Interest expense, net of interest income	(37.4)	(92.7)	(112.8)	(189.1)
Earnings from equity method investments	0.7	0.4	2.0	1.2
Other income (expense), net	0.4	(0.3)	3.2	2.7
Earnings (loss) before income taxes	0.7	(72.0)	(43.4)	(215.8)
Benefit from income taxes	(11.0)	(30.6)	(40.5)	(48.0)
Net income (loss)	$11.7	$(41.4)	$(2.9)	$(167.8)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.05	$(0.23)	$(0.01)	$(1.06)
Weighted average shares outstanding for basic earnings (loss) per share	218.0	184.0	217.2	158.5
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.05	$(0.23)	$(0.01)	$(1.06)
Weighted average shares outstanding for diluted earnings (loss) per share	224.5	184.0	217.2	158.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$11.7	$(41.4)	$(2.9)	$(167.8)
Other comprehensive loss, net of tax:
Designated hedge (losses) gains	(27.7)	4.6	(111.0)	26.2
Defined benefit plan actuarial gains	0.2	0.1	0.2	0.2
Foreign currency translation	(34.4)	(12.2)	(32.9)	(38.0)
Total other comprehensive loss	(61.9)	(7.5)	(143.7)	(11.6)
Total comprehensive loss	$(50.2)	$(48.9)	$(146.6)	$(179.4)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of July 1, 2018	145.8	$14.6	$1,752.5	$(1,239.0)	$41.2	$(126.9)	$(5.6)	$(91.3)	$436.8
Share issuances	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(41.4)	—	—	—	—	(41.4)
Stock-based compensation	—	—	14.5	—	—	—	—	—	14.5
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	0.6	0.1	(4.7)	—	—	—	—	—	(4.6)
Foreign currency translation	—	—	—	—	—	(12.2)	—	(12.2)	(12.2)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.1	0.1	0.1
Unrealized gain on hedging instruments	—	—	—	—	7.6	—	—	7.6	7.6
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(3.0)	—	—	(3.0)	(3.0)
Proceeds from IPO and Concurrent Private Placement, net of underwriting and other expenses	62.3	6.2	987.7	—	—	—	—	—	993.9
Other Activity	—	—	11.5	—	—	—	—	—	11.5
Balance as of September 30, 2018	208.7	$20.9	$2,761.5	$(1,280.4)	$45.8	$(139.1)	$(5.5)	$(98.8)	$1,403.2

						Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Treasury Stock ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of July 1, 2019	217.0	$21.7	$—	$2,814.3	$(1,311.8)	$(69.4)	$(161.9)	$(4.9)	$(236.2)	$1,288.0
Net income	—	—	—	—	11.7	—	—	—	—	11.7
Stock-based compensation	—	—	—	16.2	—	—	—	—	—	16.2
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.0	0.2	—	(19.6)	—	—	—	—	—	(19.4)
Share repurchase	—	—	(0.4)	—	—	—	—	—	—	(0.4)
Foreign currency translation	—	—	—	—	—	—	(34.4)	—	(34.4)	(34.4)
Defined benefit plans actuarial gain	—	—	—	—	—	—	—	0.2	0.2	0.2
Unrealized loss on hedging instruments	—	—	—	—	—	(26.6)	—	—	(26.6)	(26.6)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	(1.1)	—	—	(1.1)	(1.1)
Balance as of September 30, 2019	219.0	$21.9	$(0.4)	$2,810.9	$(1,300.1)	$(97.1)	$(196.3)	$(4.7)	$(298.1)	$1,234.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018 - (continued)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2017	145.1	$1,451.3	$283.8	$(1,148.5)	$19.6	$(101.1)	$(5.7)	$(87.2)	$499.4
Capital reduction	—	(1,436.7)	1,436.7	—	—	—	—	—	—
Adoption of new revenue accounting standard	—	—	—	35.9	—	—	—	—	35.9
Share issuances	0.5	—	8.7	—	—	—	—	—	8.7
Net loss	—	—	—	(167.8)	—	—	—	—	(167.8)
Stock-based compensation	—	—	43.1	—	—	—	—	—	43.1
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	0.8	0.1	(8.3)	—	—	—	—	—	(8.2)
Foreign currency translation	—	—	—	—	—	(38.0)	—	(38.0)	(38.0)
Defined benefit plans actuarial gain (loss)	—	—	—	—	—	—	0.2	0.2	0.2
Unrealized gain on hedging instruments	—	—	—	—	38.6	—	—	38.6	38.6
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(12.4)	—	—	(12.4)	(12.4)
Proceeds from IPO and Concurrent Private Placement, net of underwriting and other expenses	62.3	6.2	987.7	—	—	—	—	—	993.9
Other Activity	—	—	9.8	—	—	—	—	—	9.8
Balance as of September 30, 2018	208.7	$20.9	$2,761.5	$(1,280.4)	$45.8	$(139.1)	$(5.5)	$(98.8)	$1,403.2

						Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Treasury Stock ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2018	216.6	$21.7	$—	$2,791.2	$(1,298.4)	$13.9	$(163.4)	$(4.9)	$(154.4)	$1,360.1
Adoption of new stock-based compensation accounting standard (see Note 2)	—	—	—	(1.2)	1.2	—	—	—	—	—
Net loss	—	—	—	—	(2.9)	—	—	—	—	(2.9)
Stock-based compensation	—	—	—	46.3	—	—	—	—	—	46.3
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.4	0.2	—	(25.4)	—	—	—	—	—	(25.2)
Share repurchase	—	—	(0.4)	—	—	—	—	—	—	(0.4)
Foreign currency translation	—	—	—	—	—	—	(32.9)	—	(32.9)	(32.9)
Defined benefit plans actuarial gain	—	—	—	—	—	—	—	0.2	0.2	0.2
Unrealized loss on hedging instruments	—	—	—	—	—	(105.9)	—	—	(105.9)	(105.9)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	(5.1)	—	—	(5.1)	(5.1)
Balance as of September 30, 2019	219.0	$21.9	$(0.4)	$2,810.9	$(1,300.1)	$(97.1)	$(196.3)	$(4.7)	$(298.1)	$1,234.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash flows from operating activities
Net loss	$(2.9)	$(167.8)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	222.8	213.0
Impairment charges	3.9	—
Unrealized foreign exchange loss	1.5	7.8
Stock-based compensation	46.2	43.1
Loss on debt extinguishment	—	50.4
Lease amortization	84.9	—
Amortization of debt issuance costs	3.5	10.4
Change in deferred taxes	(140.5)	(60.7)
Bad debt expense	18.2	12.4
Other non-cash operating activities	(17.9)	(3.5)
Changes in assets and liabilities:
Trade and other receivables	121.2	(3.3)
Income taxes payable	41.3	(24.2)
Prepaid expenses and other current assets	(152.4)	(69.5)
Other non-current assets	37.2	68.8
Accounts payable and accrued expenses	(107.0)	(10.6)
Accrued compensation	(148.9)	(67.1)
Other current and non-current liabilities	(111.7)	(39.3)
Net cash used in operating activities	(100.6)	(40.1)
Cash flows from investing activities
Payment for property and equipment	(47.4)	(61.5)
Proceeds from sale of property and equipment	0.4	0.5
Acquisitions of businesses, net of cash acquired	(268.5)	(22.2)
Investments in equity securities	(3.9)	(7.2)
Return of beneficial interest in a securitization	—	(85.0)
Other investing activities, net	—	0.1
Net cash used in investing activities	(319.4)	(175.3)
Cash flows from financing activities
Net proceeds from issuance of shares	0.1	9.0
Shares repurchased for payment of employee taxes on stock awards	(25.2)	(6.7)
Payment of contingent consideration	(16.4)	(22.3)
Proceeds from long-term borrowings	—	2,936.5
Repayment of borrowings	(20.3)	(3,126.1)
Debt issuance costs	—	(24.4)
Proceeds from initial public offering, net of underwriting	—	831.4
Proceeds from private placement	—	179.5
Payments of initial offering and private placement costs	—	(17.0)
Payment of finance lease liabilities	(9.2)	(8.8)
Other financing activities, net	0.1	(6.9)
Net cash (used in) provided by financing activities	(70.9)	744.2

Change in cash, cash equivalents and restricted cash	(490.9)	528.8
Cash, cash equivalents and restricted cash, beginning of the period	965.4	467.9
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(5.0)	0.5
Cash, cash equivalents and restricted cash, end of the period	$469.5	$997.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited interim Condensed Consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the "Company,” “we,” “our” and “us”) for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial reporting have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company's 2018 Annual Report on form 10-K for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.
Change in Accounting Principle - Stock-based Compensation
In the fourth quarter of 2018, the Company changed its policy for recognizing stock-based compensation expense for awards with service conditions only from the graded attribution method to the straight-line attribution method. The Company views these awards as single awards and believes that the straight-line method of accounting more accurately reflects the pattern of service provided by the employee. Additionally, based on research and analysis, the Company believes the straight-line attribution method for stock-based compensation expense for service condition-only awards is the predominant method used in its industry. For these reasons, the Company has concluded that the straight-line attribution method for stock-based compensation is a preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections. We have applied this change retrospectively adjusting all periods presented. For the three and nine months ended September 30, 2018, the effect of this adjustment was a decrease to net loss of $7.3 million and $5.1 million, respectively, and a decrease to basic and diluted loss per share of $0.04 and $0.03, respectively.
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
Income Taxes
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for any stranded tax effects resulting from the H.R. 1, Tax Cuts and Jobs Act that was enacted on December 22, 2017. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2018. The effect of this ASU on the financial statements was immaterial.
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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. Adjusted EBITDA excludes depreciation and amortization, interest expense, net of interest income, income taxes, as well as integration and other costs related to merger, expenses related to the Cassidy Turley deferred payment obligation (the "DPO"), stock-based compensation for plans enacted before the Company's initial public offering ("pre-IPO stock-based compensation"), acquisition related costs and other efficiency initiatives and other charges.
Summarized financial information by segment is as follows (in millions):

Americas
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$1,512.8	$1,475.6	$4,353.3	$4,053.9
Less: Gross contract costs	(430.4)	(424.9)	(1,252.7)	(1,164.2)
Acquisition accounting adjustments	—	—	—	2.5
Total Fee revenue	$1,082.4	$1,050.7	$3,100.6	$2,892.2

Service lines:
Property, facilities and project management	$480.8	$427.4	$1,428.4	$1,257.8
Leasing	372.3	410.7	1,056.1	1,031.0
Capital markets	181.6	177.3	492.0	491.3
Valuation and other	47.7	35.3	124.1	112.1
Total Fee revenue	$1,082.4	$1,050.7	$3,100.6	$2,892.2

Segment operating expenses	$1,387.5	$1,346.6	$4,035.2	$3,742.1
Less: Gross contract costs	(430.4)	(424.9)	(1,252.7)	(1,164.2)
Total Fee-based operating expenses	$957.1	$921.7	$2,782.5	$2,577.9

Adjusted EBITDA	$125.2	$128.8	$318.0	$314.2

EMEA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$235.5	$226.9	$667.0	$650.9
Less: Gross contract costs	(26.4)	(15.4)	(68.1)	(76.4)
Total Fee revenue	$209.1	$211.5	$598.9	$574.5

Service lines:
Property, facilities and project management	$71.4	$60.0	$214.7	$178.1
Leasing	55.6	67.2	161.3	173.9
Capital markets	41.6	40.0	101.1	98.5
Valuation and other	40.5	44.3	121.8	124.0
Total Fee revenue	$209.1	$211.5	$598.9	$574.5

Segment operating expenses	$216.4	$198.3	$635.3	$613.5
Less: Gross contract costs	(26.4)	(15.4)	(68.1)	(76.4)
Total Fee-based operating expenses	$190.0	$182.9	$567.2	$537.1

Adjusted EBITDA	$20.3	$29.0	$35.5	$40.5

APAC
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$370.5	$373.5	$1,123.2	$1,113.2
Less: Gross contract costs	(112.6)	(127.2)	(325.2)	(381.0)
Total Fee revenue	$257.9	$246.3	$798.0	$732.2

Service lines:
Property, facilities and project management	$170.9	$165.0	$526.6	$488.6
Leasing	42.6	41.4	115.1	110.4
Capital markets	14.8	16.5	71.8	59.1
Valuation and other	29.6	23.4	84.5	74.1
Total Fee revenue	$257.9	$246.3	$798.0	$732.2

Segment operating expenses	$347.5	$352.2	$1,046.8	$1,045.2
Less: Gross contract costs	(112.6)	(127.2)	(325.2)	(381.0)
Total Fee-based operating expenses	$234.9	$225.0	$721.6	$664.2

Adjusted EBITDA	$23.0	$21.2	$77.9	$68.9

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$11.7	$(41.4)	$(2.9)	$(167.8)
Add/(less):
Depreciation and amortization	75.0	71.6	222.8	213.0
Interest expense, net of interest income	37.4	92.7	112.8	189.1
Benefit from income taxes	(11.0)	(30.6)	(40.5)	(48.0)
Integration and other costs related to merger	29.9	64.7	74.1	173.9
Pre-IPO stock-based compensation	11.4	8.0	33.6	25.0
Cassidy Turley deferred payment obligation	—	11.0	—	30.8
Acquisition related costs and other efficiency initiatives	8.0	—	17.7	—
Other	6.1	3.0	13.8	7.6
Adjusted EBITDA	$168.5	$179.0	$431.4	$423.6
Below is the reconciliation of total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total costs and expenses	$2,081.8	$2,055.4	$6,079.3	$5,848.6
Less: Gross contract costs	(569.4)	(567.5)	(1,646.0)	(1,621.6)
Fee-based operating expenses	$1,512.4	$1,487.9	$4,433.3	$4,227.0
Below is the reconciliation of total costs of Fee-based operating expenses by segment to Consolidated Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas Fee-based operating expenses	$957.1	$921.7	$2,782.5	$2,577.9
EMEA Fee-based operating expenses	190.0	182.9	567.2	537.1
APAC Fee-based operating expenses	234.9	225.0	721.6	664.2
Segment Fee-based operating expenses	1,382.0	1,329.6	4,071.3	3,779.2

Depreciation and amortization	75.0	71.6	222.8	213.0
Integration and other costs related to merger(1)	29.9	64.7	74.1	171.4
Pre-IPO stock-based compensation	11.4	8.0	33.6	25.0
Cassidy Turley deferred payment obligation	—	11.0	—	30.8
Acquisition related costs and other efficiency initiatives	8.0	—	17.7	—
Other	6.1	3.0	13.8	7.6
Fee-based operating expenses	$1,512.4	$1,487.9	$4,433.3	$4,227.0
(1) Represents integration and other costs related to merger, comprised of certain direct and incremental costs resulting from merger and related integration efforts, as well as costs related to our restructuring programs, excluding the impact of acquisition accounting revenue adjustments as these amounts do not impact operating expenses.
Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the Weighted average shares outstanding. As the Company was in a loss position for the nine months ended September 30, 2019 and three and nine months ended September 30, 2018, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. As a result, the calculation of weighted average shares outstanding is the same for basic and diluted EPS.
Potentially dilutive securities of approximately 7.2 million for the nine months ended September 30, 2019 and 13.0 million and 11.8 million for the three and nine months ended September 30, 2018 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive in these periods.

The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS
Net income (loss) attributable to shareholders	$11.7	$(41.4)	$(2.9)	$(167.8)
Weighted average shares outstanding for basic earnings (loss) per share	218.0	184.0	217.2	158.5
Basic earnings (loss) per common share attributable to shareholders	$0.05	$(0.23)	$(0.01)	$(1.06)
Diluted EPS
Net income (loss) attributable to shareholders	$11.7	$(41.4)	$(2.9)	$(167.8)
Weighted average shares outstanding for basic earnings (loss) per share:	218.0	184.0	217.2	158.5
Dilutive effect of restricted stock units	5.0	—	—	—
Dilutive effective of stock options	1.5	—	—	—
Weighted average shares outstanding for diluted earnings (loss) per share	224.5	184.0	217.2	158.5
Diluted earnings (loss) per common share attributable to shareholders	$0.05	$(0.23)	$(0.01)	$(1.06)
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
As of September 30, 2019 and December 31, 2018, we had contract assets of $307.3 million and $160.6 million and $13.3 million and $25.8 million, which were recorded in Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
As of September 30, 2019 and December 31, 2018, we had contract liabilities of $50.3 million and $66.8 million of which were recorded in Accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets.

Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$906.1	$96.6	$283.4	$1,286.1
Leasing	At a point in time	375.6	56.0	42.6	474.2
Capital markets	At a point in time	182.8	41.7	14.8	239.3
Valuation and other	At a point in time or over time	48.3	41.2	29.7	119.2
Total revenue		$1,512.8	$235.5	$370.5	$2,118.8

		Three Months Ended September 30, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$849.3	$75.0	$292.2	$1,216.5
Leasing	At a point in time	413.1	67.5	41.4	522.0
Capital markets	At a point in time	177.8	40.0	16.5	234.3
Valuation and other	At a point in time or over time	35.4	44.4	23.4	103.2
Total revenue		$1,475.6	$226.9	$373.5	$2,076.0

		Nine Months Ended September 30, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,667.9	$280.3	$851.6	$3,799.8
Leasing	At a point in time	1,064.7	161.9	115.1	1,341.7
Capital markets	At a point in time	494.8	101.3	71.8	667.9
Valuation and other	At a point in time or over time	125.9	123.5	84.7	334.1
Total revenue		$4,353.3	$667.0	$1,123.2	$6,143.5

		Nine Months Ended September 30, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,412.0	$252.6	$869.6	$3,534.2
Leasing	At a point in time	1,034.6	174.5	110.4	1,319.5
Capital markets	At a point in time	492.8	98.5	59.1	650.4
Valuation and other	At a point in time or over time	114.5	125.3	74.1	313.9
Total revenue		$4,053.9	$650.9	$1,113.2	$5,818.0
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2019 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2018	$1,254.4	$266.1	$258.0	$1,778.5
Acquisitions	160.3	—	12.7	173.0
Measurement period adjustments	(0.7)	—	0.3	(0.4)
Effect of movements in exchange rates and other	2.0	(10.8)	(11.6)	(20.4)
Balance as of September 30, 2019	$1,416.0	$255.3	$259.4	$1,930.7
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
There were no impairment charges of goodwill and other intangible assets for the three and nine months ended September 30, 2019 and 2018, respectively.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2019
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,307.8	(769.3)	538.5
Other intangible assets	2 – 13	14.5	(5.4)	9.1
Total intangible assets		$1,868.3	$(774.7)	$1,093.6

		As of December 31, 2018
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,199.7	(637.1)	562.6
Other intangible assets	2 – 13	32.8	(13.2)	19.6
Total intangible assets		$1,778.5	$(650.3)	$1,128.2
Amortization expense was $47.3 million and $46.2 million for the three months ended September 30, 2019 and 2018, respectively, and $142.6 million and $139.3 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Effective January 1, 2019, the Company adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and has had an immaterial impact on the Company's financial statements and related disclosures. See Note 2: New Accounting Standards for additional information on the adoption.

Interest Rate Derivative Instruments
In January 2019, the Company entered into an interest rate swap agreement that became effective in the month of trade, expiring August 2025. The Company immediately designated this instrument as a cash flow hedge.
As of September 30, 2019, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of September 30, 2019 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets and subsequently reclassifies the change into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2019 and December 31, 2018, there is $91.7 million in pre-tax losses and $16.5 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Company's 2018 Credit Agreement; refer to Note 8: Long-term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that pre-tax losses of $7.1 million will be reclassified to Interest expense on the unaudited Condensed Consolidated Statements of Operations.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There are gains of $1.6 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively. There are gains of $1.5 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. This activity was included in the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, the Company had 22 and 23 foreign currency exchange forward contracts outstanding, respectively, covering a notional amount of $407.8 million and $406.6 million, respectively. As of September 30, 2019 and December 31, 2018, the fair value of forward contracts disclosed above were included in Other current assets and Other current liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company does not net these derivatives in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of September 30, 2019 and December 31, 2018 (in millions):

		September 30, 2019		December 31, 2018
		Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$2,050.0	$—	$119.6	$—	$25.1
Non-designated:
Foreign currency forward contracts	407.8	1.8	0.7	0.5	0.8
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company does not net derivatives in the unaudited Condensed Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)		Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended September 30, 2019
Foreign currency cash flow hedges	$—	$—		$—		$—
Foreign currency net investment hedges	(0.6)	—		—		(0.6)
Interest rate cash flow hedges	70.0	26.6		1.1		97.7
	$69.4	$26.6	[1]	$1.1	[2]	$97.1

Three Months Ended September 30, 2018
Foreign currency cash flow hedges	$1.5	$(2.5)		$1.0		$—
Foreign currency net investment hedges	(0.4)	0.1		—		(0.3)
Interest rate cash flow hedges	(42.3)	(5.2)		2.0		(45.5)
	$(41.2)	$(7.6)	[1]	$3.0	[2]	$(45.8)
(1) Amount is net of related income tax expense of $0.0 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively.
(2) Amount is net of related income tax expense of $(0.8) million and $(0.4) million for the three months ended September 30, 2019 and 2018, respectively.
Gains of $1.9 million and $2.5 million were reclassified into earnings during the three months ended September 30, 2019 and 2018, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.
Losses of $0.1 million and gains of $1.0 million relating to foreign currency cash flow hedges were reclassified and were recognized in Interest expense and Operating, administrative and other in the unaudited Condensed Consolidated Statements of Operations during the three months ended September 30, 2018.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Nine Months Ended September 30, 2019
Foreign currency cash flow hedges	$—	$—	$—	$—
Foreign currency net investment hedges	(0.6)	—	—	(0.6)
Interest rate cash flow hedges	(13.3)	105.9	5.1	97.7
	$(13.9)	$105.9	$5.1	$97.1

Nine Months Ended September 30, 2018
Foreign currency cash flow hedges	$2.2	$(7.3)	$5.1	$—
Foreign currency net investment hedges	0.7	(1.0)	—	(0.3)
Interest rate cash flow hedges	(22.5)	(30.3)	7.3	(45.5)
	$(19.6)	$(38.6)	$12.4	$(45.8)
(1) Amount is net of related income tax expense of $5.1 million and $7.1 million for the nine months ended September 30, 2019 and 2018, respectively.
(2) Amount is net of related income tax expense of $(2.3) million and $(1.8) million for the nine months ended September 30, 2019 and 2018, respectively.

Gains of $7.4 million and $8.9 million were reclassified into earnings during the nine months ended September 30, 2019 and 2018, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.
Gains of $5.3 million were reclassified during the nine months ended September 30, 2018 relating to foreign currency cash flow hedges and were recognized in Operating, administrative and other, respectively, in the unaudited Condensed Consolidated Statements of Operations.
Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	September 30, 2019	December 31, 2018
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $29.3 million and $31.9 million, respectively	$2,643.7	$2,661.3
Capital lease liability	18.2	19.5
Notes payable to former stockholders	0.3	0.4
Total long-term debt	2,662.2	2,681.2
Less current portion	(36.9)	(37.0)
Total non-current long-term debt	$2,625.3	$2,644.2
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
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2019, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. As of September 30, 2019, the effective interest rate of the 2018 First Lien Loan is 5.5%.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
As of September 30, 2019, the Company had no outstanding funds drawn under the Revolver, which matures on August 21, 2023.
Financial Covenants and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of September 30, 2019 and December 31, 2018.

Note 9: Stock-based Payments
Options
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	3.3	$11.23	6.8
Exercised	(0.5)	10.04
Forfeited	(0.1)	11.19
Outstanding as of September 30, 2019	2.7	$11.47	6.1
Exercisable as of September 30, 2019	1.8	$10.63	5.9
Total recognized compensation cost related to these stock option awards was $1.4 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $3.9 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the total unrecognized compensation cost related to non-vested time-based option awards was $1.9 million.
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	1.5	$11.48	6.9
Forfeited	(0.1)	10.87
Outstanding as of September 30, 2019	1.4	$11.64	6.2
Exercisable as of September 30, 2019	—	—	—
Total recognized compensation cost related to these stock option awards was $2.7 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively, and $8.2 million and $0.0 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the total unrecognized compensation cost related to non-vested performance-based option awards was $2.8 million, which will be recognized over the remainder of the year.
Restricted Stock Units
The following table provides information about the Company’s outstanding restricted stock units ("RSUs") (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2018	0.6	$11.50	7.8	$14.63	0.7	$15.94
Granted	—	—	1.9	17.78	0.4	19.64
Vested	(0.6)	11.34	(3.1)	14.11	—	—
Forfeited	(0.0)	17.00	(0.1)	16.47	—	—
Unvested as of September 30, 2019	0.0	$14.41	6.5	$15.80	1.1	$17.08

The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized at September 30, 2019
	2019	2018	2019	2018
Time-Based RSUs	$11.4	$7.6	$32.5	$21.4	$64.3
Co-Investment RSUs	0.1	0.1	0.3	0.5	0.2
Performance-Based RSUs	0.6	—	1.3	—	5.5
Equity classified compensation cost	12.1	7.7	34.1	21.9	70.0
Liability classified compensation cost(1)	—	0.8	—	4.9	—
Total RSU stock-based compensation cost	$12.1	$8.5	$34.1	$26.8	$70.0
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
For the Three Months and Nine Months Ended September 30, 2019 Reported in Accordance with Topic 842
The Company determines if a contract is or contains a lease at inception by assessing whether a contract conveys the right of the Company to control the use of an identified asset for a period in exchange for consideration. Operating leases are included in Non-current operating lease assets, Other current liabilities, and Non-current operating lease liabilities in the unaudited Condensed Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, Other current liabilities, and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets.
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
The components of lease cost were as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$38.5	$115.9

Finance lease cost:
Amortization of assets	$3.3	$8.0
Interest on lease liabilities	0.3	0.5
Total finance lease cost	$3.6	$8.5

Variable lease cost	$9.0	$22.6

Sublease income	$3.0	$9.2
Supplemental balance sheet information related to leases was as follows (in millions):

As of September 30, 2019
Operating Leases
Non-current operating lease assets	$502.8
Other current liabilities	$116.1
Non-current operating lease liabilities	468.5
Total operating lease liabilities	$584.6
Finance Leases
Property and equipment, gross	$51.7
Accumulated depreciation	(31.8)
Property and equipment, net	$19.9
Other current liabilities	$9.9
Other non-current liabilities	8.3
Total finance lease liabilities	$18.2
Weighted Average Remaining Lease Term
Operating leases	6.0 years
Finance leases	3.0 years
Weighted Average Discount Rate
Operating leases	5.9%
Finance leases	4.9%
Supplemental cash flow information related to leases was as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts used in the measurement of lease liabilities:
Operating cash flows used in operating leases	$118.6
Operating cash flows used in finance leases	0.5
Assets obtained in exchange for lease obligations:
Operating leases	46.5
Finance leases	8.0

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2019	$38.3	$9.7
2020	142.5	6.5
2021	116.6	2.4
2022	101.2	0.4
2023	85.3	—
Thereafter	215.8	—
Total lease payments	699.7	19.0
Less imputed interest	115.1	0.8
Total	$584.6	$18.2
As of September 30, 2019, we have operating leases that have not yet commenced of $20.0 million. These operating leases will commence during 2020 with lease terms of 3 years to 12 years.
For the Three and Nine Months Ended September 30, 2018 Reported in Accordance with Topic 840
The Company has entered into operating leases for real estate and equipment such as, motor vehicles and IT equipment. Additionally, the Company has entered into capital leases for the use of furniture, motor vehicles and IT equipment. Generally, both operating and capital leases have limited restrictions or covenants on the Company for incurring additional financial obligations. Total net rent expense was $31.0 million and $99.8 million, net of sublease income of $4.6 million and $18.6 million, for the three and nine months ended September 30, 2018, respectively.
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
Note 11: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 8 years and maximum potential future payments of $39.6 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, contingent liabilities recorded within Other current liabilities were $82.0 million and $69.5 million, respectively and contingent liabilities recorded within Other non-current liabilities were $23.7 million and $23.4 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At September 30, 2019 and December 31, 2018, E&O and other claims were $33.1 million and $32.8 million, respectively, and workers’ compensation liabilities were $72.6 million and $60.1 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances as of September 30, 2019 and December 31, 2018 totaling $5.2 million and $3.9 million.
Note 12: Related Party Transactions
TPG Capital, L.P. (“TPG”) and PAG Asia Capital Limited (“PAG”), which are the Company's majority shareholders, previously provided management and transaction advisory services to the Company pursuant to a management services agreement. Under the management agreement with TPG and PAG, the Company paid an annual fee of $4.3 million, payable quarterly, for management advisory services. In conjunction with the Company’s IPO in 2018, the management services agreement governing these payments was terminated and resulted in a termination fee of $11.9 million. For the three and nine months ended September 30, 2019 and 2018, the Company had no other material transactions with the majority shareholders.
Transactions with equity accounted investees
For the three and nine months ended September 30, 2019 and 2018, the Company had no material sales or purchases with equity accounted investees.
As of September 30, 2019 and December 31, 2018, the Company had no material receivables or payables with equity accounted investees.
Receivables from affiliates
As of September 30, 2019 and December 31, 2018, the Company had receivables from affiliates of $34.7 million and $31.7 million and $208.4 million and $214.3 million that are included in Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
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
There were no significant transfers in or out of Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2018.

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
The estimated fair value of external debt was $2.7 billion and $2.6 billion as of September 30, 2019 and December 31, 2018, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $2.7 billion and $2.7 billion as of September 30, 2019 and December 31, 2018, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in millions):

	As of September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$52.0	$52.0	$—	$—
Deferred compensation plan assets	53.1	53.1	—	—
Foreign currency forward contracts	1.8	—	1.8	—
Deferred purchase price receivable	144.2	—	—	144.2
Total	$251.1	$105.1	$1.8	$144.2
Liabilities
Deferred compensation plan liabilities	$49.7	$49.7	$—	$—
Foreign currency forward contracts	0.7	—	0.7	—
Interest rate swap agreements	119.6	—	119.6	—
Earn-out liabilities	15.0	—	—	15.0
Total	$185.0	$49.7	$120.3	$15.0

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$173.5	$173.5	$—	$—
Deferred compensation plan assets	48.8	48.8	—	—
Foreign currency forward contracts	0.5	—	0.5	—
Deferred purchase price receivable	140.1	—	—	140.1
Total	$362.9	$222.3	$0.5	$140.1
Liabilities
Deferred compensation plan liabilities	$47.7	$47.7	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Interest rate swap agreements	25.1	—	25.1	—
Earn-out liabilities	38.3	—	—	38.3
Total	$111.9	$47.7	$25.9	$38.3

Deferred Compensation Plans
The Company provided deferred compensation plans to certain U.S. employees whereby the employee could defer a portion of employee compensation, which the Company would hold in trust, enabling the employees to defer tax on compensation until payment is made to them from the trust. These plans are frozen. The employee continues to be at risk for any investment fluctuations of the funds held in trust. The fair value of assets and liabilities are based on the value of the underlying investments using quoted prices in active markets at period end. In the event of insolvency of the Company, the trust’s assets are available to all general creditors of the Company.
In December 2018, the Company adopted a new deferred compensation plan, which became effective on January 1, 2019. The plan allows highly-compensated employees to defer a portion of compensation, enabling the employee to defer tax on compensation until payment is made. Deferred compensation is credited into an account denominated in ordinary shares of the Company in a number determined based on the fair market value of the Company’s ordinary shares on the date of the deposit. All payments are made in ordinary shares. In the event of insolvency of the Company, the deferred compensation is available to general creditors of the Company.
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

The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2019	2018
Balance as of January 1,	$38.3	$51.3
Purchases/additions	—	2.0
Net change in fair value and other adjustments	(0.2)	2.9
Payments	(23.1)	(22.3)
Balance as of September 30,	$15.0	$33.9

	Earn-out Liabilities
	2019	2018
Balance as of July 1,	$25.1	$43.5
Purchases/additions	—	2.0
Net change in fair value and other adjustments	(0.3)	2.7
Payments	(9.8)	(14.3)
Balance as of September 30,	$15.0	$33.9
Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million and extended the termination date to August 20, 2021, unless extended or an earlier termination event occurs. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell trade receivables to an unaffiliated financial institution. The Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of September 30, 2019 and December 31, 2018, the Company had $0.0 million drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the nine months ended September 30, 2019 and 2018, receivables sold under the A/R securitization were $854.9 million and $827.9 million, respectively, and cash collections from customers on receivables sold were $865.4 million and $803.4 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited Condensed Consolidated Statement of Cash Flows. As of September 30, 2019 and December 31, 2018, the outstanding principal on receivables sold under the A/R Securitization were $163.2 million and $173.7 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of September 30, 2019 and December 31, 2018.
The Company did not recognize any material income or loss related to receivables sold for the three and nine months ended September 30, 2019 and 2018. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $0.3 million and $1.9 million, for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively, which were included in Operating, administrative and other expenses in the unaudited Condensed Consolidated Statement of Operations.
Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the sum of such amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents, beginning of period	$895.3	$405.6
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	70.1	62.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$965.4	$467.9

Cash and cash equivalents, end of period	$400.1	$939.0
Restricted cash recorded in Prepaid expenses and other current assets, end of period	69.4	58.2
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$469.5	$997.2
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2019	2018
Cash paid for:
Interest	$115.3	$144.9
Income taxes	48.7	41.2
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	8.0	4.1
Deferred and contingent acquisition payment obligations	12.3	8.6
Increase in beneficial interest in a securitization	4.1	5.1
Note 16: Subsequent Events
The Company has evaluated subsequent events through November 5, 2019, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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
Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2018 included in the Company's 2018 Annual Report on form 10-K. There have been no material changes to these policies as of September 30, 2019.
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

Results of Operations
The following table sets forth items derived from our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change in USD	% Change in Local Currency	2019	2018	% Change in USD	% Change in Local Currency
Revenue:
Total revenue	$2,118.8	$2,076.0	2%	3%	$6,143.5	$5,818.0	6%	8%
Less: Gross contract costs	(569.4)	(567.5)	0%	2%	(1,646.0)	(1,621.6)	2%	4%
Acquisition accounting adjustments	—	—	n/m	n/m	—	2.5	n/m	n/m
Total Fee revenue	$1,549.4	$1,508.5	3%	4%	$4,497.5	$4,198.9	7%	9%
Service Lines:
Property, facilities and project management	$723.1	$652.4	11%	12%	$2,169.7	$1,924.5	13%	15%
Leasing	470.5	519.3	(9)%	(8)%	1,332.5	1,315.3	1%	3%
Capital markets	238.0	233.8	2%	3%	664.9	648.9	2%	4%
Valuation and other	117.8	103.0	14%	17%	330.4	310.2	7%	10%
Total Fee revenue	$1,549.4	$1,508.5	3%	4%	$4,497.5	$4,198.9	7%	9%
Costs and expenses:
Cost of services, operating and administrative expenses excluding gross contract costs	$1,438.0	$1,417.5	1%	3%	$4,207.0	$4,011.2	5%	7%
Gross contract costs	569.4	567.5	0%	2%	1,646.0	1,621.6	2%	4%
Depreciation and amortization	75.0	71.6	5%	6%	222.8	213.0	5%	6%
Restructuring, impairment and related charges	(0.6)	(1.2)	(50)%	(56)%	3.5	2.8	25%	21%
Total costs and expenses	2,081.8	2,055.4	1%	3%	6,079.3	5,848.6	4%	6%
Operating income (loss)	$37.0	$20.6	80%	76%	$64.2	$(30.6)	(310)%	(316)%

Adjusted EBITDA	$168.5	$179.0	(6)%	(5)%	$431.4	$423.6	2%	3%
Adjusted EBITDA margin	10.9%	11.9%			9.6%	10.1%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$11.7	$(41.4)	$(2.9)	$(167.8)
Add/(less):
Depreciation and amortization(1)	75.0	71.6	222.8	213.0
Interest expense, net of interest income(2)	37.4	92.7	112.8	189.1
Benefit from income taxes	(11.0)	(30.6)	(40.5)	(48.0)
Integration and other costs related to merger(3)	29.9	64.7	74.1	173.9
Pre-IPO stock-based compensation(4)	11.4	8.0	33.6	25.0
Cassidy Turley deferred payment obligation(5)	—	11.0	—	30.8
Acquisition related costs and other efficiency initiatives(6)	8.0	—	17.7	—
Other(7)	6.1	3.0	13.8	7.6
Adjusted EBITDA	$168.5	$179.0	$431.4	$423.6
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $52.8 million and $51.3 million for the three months ended September 30, 2019 and 2018 and $159.1 million and $155.0 million for the nine months ended September 30, 2019 and 2018, respectively.
(2) Interest expense, net of interest income includes one-time write-off of financing fees and other fees incurred in relation to debt extinguishments and modifications of $50.4 million and $53.8 million for the three and nine months ended September 30, 2018, respectively.
(3) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts as well as costs related to our initial public offering/private placement.
(4) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 for additional information.
(5) Cassidy Turley deferred payment obligation represents expense associated with a deferred payment obligation related to the acquisition of Cassidy Turley on December 31, 2014, which was paid out before the end of 2018.
(6) Acquisition related costs and other efficiency initiatives reflects incremental costs related to in-fill M&A as well as one-time efficiency projects.
(7) Other reflects compliance implementation and one-time project costs of $5.3 million and $10.3 million for the three and nine months ended September 30, 2019, respectively; and other items including sponsor monitoring fees and accounts receivable securitization.
Below is the reconciliation of Total costs and expenses to Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total costs and expenses	$2,081.8	$2,055.4	$6,079.3	$5,848.6
Less: Gross contract costs	(569.4)	(567.5)	(1,646.0)	(1,621.6)
Fee-based operating expenses	$1,512.4	$1,487.9	$4,433.3	$4,227.0

Below is the reconciliation of Fee-based operating expenses by segment to Consolidated Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas Fee-based operating expenses	$957.1	$921.7	$2,782.5	$2,577.9
EMEA Fee-based operating expenses	190.0	182.9	567.2	537.1
APAC Fee-based operating expenses	234.9	225.0	721.6	664.2
Segment Fee-based operating expenses	1,382.0	1,329.6	4,071.3	3,779.2

Depreciation and amortization	75.0	71.6	222.8	213.0
Integration and other costs related to merger(1)	29.9	64.7	74.1	171.4
Pre-IPO stock-based compensation	11.4	8.0	33.6	25.0
Cassidy Turley deferred payment obligation	—	11.0	—	30.8
Acquisition related costs and other efficiency initiatives	8.0	—	17.7	—
Other	6.1	3.0	13.8	7.6
Fee-based operating expenses	$1,512.4	$1,487.9	$4,433.3	$4,227.0
(1) Represents integration and other costs related to merger, comprised of certain direct and incremental costs resulting from merger and related integration efforts, as well as costs related to our restructuring programs, excluding the impact of acquisition accounting revenue adjustments as these amounts do not impact operating expenses.
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Revenue
Revenue was $2.1 billion, an increase of $42.8 million or 2% over the three months ended September 30, 2018. Gross contract costs, primarily in the Property, facilities and project management service line, increased $1.9 million. Foreign currency had a $27.6 million, or 1%, unfavorable impact on Revenue.
Fee revenue was $1.5 billion, an increase of $60.8 million or 4%, on a local currency basis over the comparable prior period, reflecting increases primarily in Property, facilities and project management and Valuation and other partially offset by decreases in Leasing. Property, facilities and project management Fee revenue increased $79.9 million or 12% on a local currency basis, driven by an Americas increase of $54.9 million or 13% on a local currency basis, with the remainder of the Fee revenue growth primarily in EMEA. Valuation and other increased $17.7 million or 17% on a local currency basis, driven by an Americas increase of $12.4 million or 35% on a local currency basis, with the remainder of the Fee revenue growth primarily in APAC. Leasing fee revenue decreased $43.3 million or 8% on a local currency basis, driven by an Americas decrease of $36.8 million or 9% on a local currency basis, with the remainder of the decline in EMEA.
Operating expenses
Operating expenses were $2.1 billion, an increase of $26.4 million or 1%. The increase in operating expenses reflected increased costs associated with revenue growth.
Fee-based operating expenses, excluding Depreciation and amortization, integration and other costs related to acquisitions and stock-based compensation, were $1.4 billion, a 5% increase on a local currency basis. The increase in Fee-based operating expenses reflected higher cost of services associated with Fee revenue growth.
Interest expense, net
Net interest expense was $37.4 million, a decrease of $55.3 million, driven by $50.4 million of charges related to 2018 debt refinancing and extinguishment activities.
Benefit from income taxes
The net benefit from income taxes was $11.0 million, a decrease of $19.6 million. The decrease was driven primarily by a lower net loss before taxes, partially offset by the release of valuation allowances.
Net income and Adjusted EBITDA
Net income was $11.7 million, an improvement of $53.1 million, directly attributed to lower interest expense.

Adjusted EBITDA was $168.5 million, a decrease of $8.4 million or 5%, on a local currency basis, driven by the increase in Fee-based operating expenses exceeding the increase in Fee revenue. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.9%, compared to 11.9% in the three months ended September 30, 2018, driven by Fee revenue mix.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Revenue
Revenue was $6.1 billion, an increase of $325.5 million or 6% over the nine months ended September 30, 2018. Gross contract costs, primarily in the Property, facilities and project management service line, increased $24.4 million. Foreign currency had a $109.0 million, or 2%, unfavorable impact on Revenue.
Fee revenue was $4.5 billion, an increase of $375.8 million or 9%, on a local currency basis over the comparable prior period, reflecting increases primarily in Property, facilities and project management and Leasing. Property, facilities and project management Fee revenue increased $286.3 million or 15% on a local currency basis, driven by growth across all three segments, and most notably, an Americas increase of $178.4 million or 14% on a local currency basis. Leasing Fee revenue experienced an increase of $35.7 million or 3% on a local currency basis, driven by an Americas increase of $29.0 million or 3% on a local currency basis, with the remainder of the Fee revenue growth primarily in APAC.
Operating expenses
Operating expenses were $6.1 billion, an increase of $230.7 million or 4%. The increase in operating expenses reflected increased costs associated with revenue growth.
Fee-based operating expenses, excluding Depreciation and amortization, integration and other costs related to acquisitions and stock-based compensation, were $4.1 billion, a 10% increase on a local currency basis. The increase in Fee-based operating expenses reflected higher cost of services associated with Fee revenue growth.
Interest expense, net
Net interest expense was $112.8 million, a decrease of $76.3 million, driven by $53.8 million of charges related to 2018 debt refinancing and extinguishment activities.
Benefit from income taxes
The net benefit from income taxes was $40.5 million, a decrease of $7.5 million. The decrease was driven primarily by a lower net loss before taxes, partially offset by the release of valuation allowances.
Net loss and Adjusted EBITDA
Net loss was $2.9 million, an improvement of $164.9 million, primarily driven by stronger operating results, lower integration costs and lower interest expense.
Adjusted EBITDA was $431.4 million, an increase of $13.1 million or 3%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 9.6%, compared to 10.1% in the nine months ended September 30, 2018, driven by Fee revenue mix.
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

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change in USD	% Change in Local Currency	2019	2018	% Change in USD	% Change in Local Currency
Total revenue	$1,512.8	$1,475.6	3%	3%	$4,353.3	$4,053.9	7%	8%
Less: Gross contract costs	(430.4)	(424.9)	1%	1%	(1,252.7)	(1,164.2)	8%	8%
Acquisition accounting adjustments	—	—	n/m	n/m	—	2.5	n/m	n/m
Total Fee revenue	$1,082.4	$1,050.7	3%	3%	$3,100.6	$2,892.2	7%	8%

Service lines:
Property, facilities and project management	$480.8	$427.4	12%	13%	$1,428.4	$1,257.8	14%	14%
Leasing	372.3	410.7	(9)%	(9)%	1,056.1	1,031.0	2%	3%
Capital markets	181.6	177.3	2%	2%	492.0	491.3	—%	—%
Valuation and other	47.7	35.3	35%	35%	124.1	112.1	11%	11%
Total Fee revenue	$1,082.4	$1,050.7	3%	3%	$3,100.6	$2,892.2	7%	8%

Segment operating expenses	$1,387.5	$1,346.6	3%	3%	$4,035.2	$3,742.1	8%	8%
Less: Gross contract costs	(430.4)	(424.9)	1%	1%	(1,252.7)	(1,164.2)	8%	8%
Total Fee-based operating expenses	$957.1	$921.7	4%	4%	$2,782.5	$2,577.9	8%	8%

Adjusted EBITDA	$125.2	$128.8	(3)%	(3)%	$318.0	$314.2	1%	2%
Adjusted EBITDA Margin	11.6%	12.3%			10.3%	10.9%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Americas revenue was $1.5 billion, an increase of $37.2 million or 3%. The change in revenue includes higher gross contract costs of $5.5 million attributed to the growth in Property, facilities and project management.
Fee revenue was $1.1 billion, an increase of $34.6 million or 3% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management and Valuation and other.
Fee-based operating expenses were $957.1 million, an increase of 4% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $125.2 million a decrease of $3.3 million or 3% on a local currency basis driven by increases in Fee-based operating expenses exceeding increases in Fee revenue. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 11.6%, compared to 12.3% in the prior year.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Americas revenue was $4.4 billion, an increase of $299.4 million or 7%. The change in revenue includes higher gross contract costs of $88.5 million attributed to the growth in Property, facilities and project management.
Fee revenue was $3.1 billion, an increase of $220.5 million or 8% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management and Leasing.
Fee-based operating expenses were $2.8 billion, an increase of 8% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $318.0 million, an increase of $4.7 million or 2% on a local currency basis, driven by increases in Fee revenue exceeding the increases in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.3%, compared to 10.9% in the prior year.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change in USD	% Change in Local Currency	2019	2018	% Change in USD	% Change in Local Currency
Total revenue	$235.5	$226.9	4%	9%	$667.0	$650.9	2%	9%
Less: Gross contract costs	(26.4)	(15.4)	71%	79%	(68.1)	(76.4)	(11)%	(4)%
Total Fee revenue	$209.1	$211.5	(1)%	4%	$598.9	$574.5	4%	11%

Service lines:
Property, facilities and project management	$71.4	$60.0	19%	25%	$214.7	$178.1	21%	28%
Leasing	55.6	67.2	(17)%	(13)%	161.3	173.9	(7)%	(2)%
Capital markets	41.6	40.0	4%	10%	101.1	98.5	3%	9%
Valuation and other	40.5	44.3	(9)%	(3)%	121.8	124.0	(2)%	4%
Total Fee revenue	$209.1	$211.5	(1)%	4%	$598.9	$574.5	4%	11%

Segment operating expenses	$216.4	$198.3	9%	15%	$635.3	$613.5	4%	10%
Less: Gross contract costs	(26.4)	(15.4)	71%	79%	(68.1)	(76.4)	(11)%	(4)%
Total Fee-based operating expenses	$190.0	$182.9	4%	9%	$567.2	$537.1	6%	12%

Adjusted EBITDA	$20.3	$29.0	(30)%	(26)%	$35.5	$40.5	(12)%	(7)%
Adjusted EBITDA Margin	9.7%	13.7%			5.9%	7.0%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
EMEA revenue was $235.5 million, an increase of $8.6 million or 4%. Foreign currency had a $11.5 million or 5% unfavorable impact on Revenue.
Fee revenue was $209.1 million, an increase of $8.2 million or 4% on a local currency basis, driven primarily by growth in Property, facilities and project management and Capital Markets.
Fee-based operating expenses were $190.0 million, an increase of 9% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $20.3 million, a decrease of $7.3 million or 26% on a local currency basis, driven by increases in Fee-based operating expenses exceeding the increases in Fee revenue. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 9.7%, compared to 13.7% in the prior year.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
EMEA revenue was $667.0 million, an increase of $16.1 million or 2%. Foreign currency had a $39.9 million or 6% unfavorable impact on Revenue.
Fee revenue was $598.9 million, an increase of $58.7 million or 11% on a local currency basis, driven primarily by growth in Property, facilities and project management and Capital Markets.
Fee-based operating expenses were $567.2 million, an increase of 12% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $35.5 million, a decrease of $2.9 million or 7% on a local currency basis, driven by increases in Fee-based operating expenses exceeding the increases in Fee revenue. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 5.9%, compared to 7.0% in the prior year.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change in USD	% Change in Local Currency	2019	2018	% Change in USD	% Change in Local Currency
Total revenue	$370.5	$373.5	(1)%	3%	$1,123.2	$1,113.2	1%	6%
Less: Gross contract costs	(112.6)	(127.2)	(11)%	(7)%	(325.2)	(381.0)	(15)%	(9)%
Total Fee revenue	$257.9	$246.3	5%	7%	$798.0	$732.2	9%	14%

Service lines:
Property, facilities and project management	$170.9	$165.0	4%	6%	$526.6	$488.6	8%	13%
Leasing	42.6	41.4	3%	6%	115.1	110.4	4%	9%
Capital markets	14.8	16.5	(10)%	(9)%	71.8	59.1	21%	23%
Valuation and other	29.6	23.4	26%	29%	84.5	74.1	14%	19%
Total Fee revenue	$257.9	$246.3	5%	7%	$798.0	$732.2	9%	14%

Segment operating expenses	$347.5	$352.2	(1)%	2%	$1,046.8	$1,045.2	—%	6%
Less: Gross contract costs	(112.6)	(127.2)	(11)%	(7)%	(325.2)	(381.0)	(15)%	(9)%
Total Fee-based operating expenses	$234.9	$225.0	4%	7%	$721.6	$664.2	9%	13%

Adjusted EBITDA	$23.0	$21.2	8%	11%	$77.9	$68.9	13%	17%
Adjusted EBITDA Margin	8.9%	8.6%			9.8%	9.4%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
APAC revenue was $370.5 million, a decrease of $3.0 million or 1%. The change in revenue includes lower gross contract costs of $14.6 million. Foreign currency had a $12.3 million or 3% unfavorable impact on Revenue.
Fee revenue was $257.9 million, an increase of $18.0 million or 7% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management and Valuation and other.
Fee-based operating expenses were $234.9 million, an increase of 7% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $23.0 million, an increase of $2.2 million or 11% on a local currency basis, driven by the increase in fee revenue exceeding the increase in fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 8.9% compared to 8.6% in the prior year.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
APAC revenue was $1.1 billion an increase of $10.0 million or 1%. The change in revenue includes lower gross contract costs of $55.8 million. Foreign currency had a $55.8 million or 5% unfavorable impact on Revenue.
Fee revenue was $798.0 million, an increase of $96.6 million or 14% on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management, Capital markets and Valuation and other.
Fee-based operating expenses were $721.6 million, an increase of 13% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $77.9 million, an increase of $11.3 million or 17% on a local currency basis, driven by the increase in fee revenue exceeding the increase in fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 9.8% compared to 9.4% in the prior year.

Liquidity and Capital Resources
We believe that we have adequate funds and liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility.
As of September 30, 2019, the Company had $1.2 billion of liquidity, consisting of cash on hand of $400.1 million and an undrawn revolving credit facility of $810.0 million. During the three and nine months ended September 30, 2019, we did not draw on our Revolver.
The Company's outstanding 2018 First Lien debt was $2.7 billion as of September 30, 2019, which net of cash on hand, provided for a net debt position of approximately $2.3 billion. The increase in net debt of approximately $506.8 million from December 31, 2018 was primarily driven by the approximately $250 million acquisition of Quality Solutions, Inc. (“QSI”) and annual bonus payments.
In July 2019, Moody’s Investors Service upgraded the Company’s rating to B1.
Historical Cash Flows

Cash Flow Summary
	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(100.6)	$(40.1)
Net cash used in investing activities	(319.4)	(175.3)
Net cash (used in) provided by financing activities	(70.9)	744.2
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(5.0)	0.5
Total change in cash, cash equivalents and restricted cash	$(495.9)	$529.3
Operating Activities
The Company used $100.6 million of cash for operating activities for the nine months ended September 30, 2019, an increase of $60.5 million from the prior year. The increase was principally driven by higher working capital requirements, including higher bonus and commission payments, partially offset by a lower net loss.
Investing Activities
The Company used $319.4 million of cash for investing activities for the nine months ended September 30, 2019, an increase of $144.1 million from the prior year. The change was driven primarily by the acquisition of QSI.
Financing Activities
The Company used $70.9 million of cash for financing activities the nine months ended September 30, 2019, a change of $815.1 million from the prior year, primarily driven by proceeds from the initial public offering and concurrent private placement in 2018 of approximately $1.0 billion, partially offset by the repayment of the $450.0 million Second Lien Loan in 2018.
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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of September 30, 2019, the Company has not reached the investment limit. The A/R Securitization terminates on August 20, 2021, unless extended or an earlier termination event occurs. See Note 14: Accounts Receivable Securitization of the Notes to the unaudited interim Condensed Consolidated Financial Statements for further information.

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
The 2018 Credit Agreement bears interest at a variable interest rate that we may select pursuant to the terms of the 2018 Credit Agreement. As of the period ended September 30, 2019, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 5.5% as of September 30, 2019.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
As of September 30, 2019, we had no outstanding funds drawn under the Revolver, which matures on August 21, 2023.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of September 30, 2019 and December 31, 2018.
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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of September 30, 2019 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5. Other Information
Restricted Stock Unit Grants
On March 7, 2019, the Compensation Committee of the Board of Directors of the Company approved grants of time- and performance-based restricted stock units (“RSUs”) to certain of its employees, including to the named executive officers as follows: Brett White was granted 252,101 time-based RSUs (“Time-Based RSUs”) and 84,033 performance-based RSUs (“Performance-Based RSUs”) (at target); Duncan Palmer and John Forrester were each granted 84,034 Time-Based RSUs and 56,022 Performance-Based RSUs (at target); Michelle Hay was granted 16,807 Time-Based RSUs and 11,204 Performance-Based RSUs (at target); and Brett Soloway was granted 26,891 Time-Based RSUs and 17,927 Performance-Based RSUs (at target).

The Time-Based RSUs vest in 25% installments on each of the first four anniversaries of the grant date, subject to the recipient’s continued employment with the Company on each vesting date. Fifty percent of the Performance-Based RSUs vest and become earned based on satisfaction, over a three-year performance period, of a target Adjusted EBITDA Margin Accretion, which is a measure of profitability obtained by dividing Adjusted EBITDA by Fee revenue (as set forth in the award agreement), and fifty percent based on the satisfaction, over a three-year performance period, of a target Relative TSR, which refers to the Company’s total shareholder return relative to the Company’s peer group (also as set forth in the award agreement), and in each case, subject to the recipient’s continued employment with the Company on the vesting date. The RSUs were granted pursuant to the form of Time and Performance-Based Restricted Stock Unit Grant Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

Item 6.     Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Form of Restricted Stock Unit Grant Agreement pursuant to the Cushman & Wakefield plc 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan
10.2	Form of Time and Performance-Based Restricted Stock Unit Grant Agreement pursuant to the Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan
10.3	Cushman & Wakefield plc Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 15, 2019)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: November 5, 2019
/s/ Duncan Palmer
Duncan Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)