Form 10-K
period 2019-12-31
Cushman & Wakefield plc
filed 2020-02-28
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 001-38611

Cushman & Wakefield plc
(Exact name of registrant as specified in its charter)

England and Wales		98-1193584
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
125 Old Broad Street
London	United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Country)	(Zip Code)

+44	20 3296 3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Share, $0.10 par value	CWK	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐
 No ☒

The aggregate market value of the registrant's ordinary shares at June 30, 2019 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 28, 2019) held by those persons deemed by the registrant to be non-affiliates was approximately $1.7 billion. Ordinary shares held by each executive officer and director of the registrant and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2019 or had a contractual right to nominate a director have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2020, the number of ordinary shares outstanding was 219,885,088.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2020 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CUSHMAN & WAKEFIELD plc
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business Overview
Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is a leading global commercial real estate services firm with an iconic brand and approximately 53,000 employees led by an experienced executive team. We operate from approximately 400 offices in 60 countries, managing over 4.1 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. We serve the world’s real estate owners and occupiers, delivering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including Property, facilities and project management, Leasing, Capital markets, Valuation and other services. In 2019, 2018 and 2017, we generated revenues of $8.8 billion, $8.2 billion and $6.9 billion, respectively, and Service line fee revenue ("Fee revenue") of $6.4 billion, $6.0 billion and $5.3 billion, respectively. Fee revenue is a non-GAAP financial measure, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of Fee revenue, a description of the purposes for which our management uses Fee revenue and a reconciliation of Fee revenue to revenue.
Since 2014, we have built our company organically and through the combination of DTZ, Cassidy Turley and Cushman & Wakefield, giving us the scale and worldwide footprint to effectively serve our clients’ multinational businesses. The result is a global real estate services firm with the iconic Cushman & Wakefield brand, steeped in over 100 years of leadership. In 2018 and 2019, we were named #2 in our industry’s top brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands.
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
Our Principal Services and Regions of Operation
We have organized our business, and report our operating results, through three geographic segments: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC") representing 71%, 12% and 18% of our 2019 revenue and 68%, 15% and 17% of our 2019 Fee revenue, respectively. Within those segments, we operate the following service lines: Property, facilities and project management; Leasing; Capital markets; and Valuation and other, representing 60%, 22%, 12%, and 6% of our 2019 revenue and 46%, 30%, 16% and 8% of our 2019 Fee revenue, respectively.
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
By revenue, our largest country was the United States, representing 67%, 66% and 62% of revenue in the years ended December 31, 2019, 2018 and 2017, respectively, followed by Australia, representing 6%, 7% and 10% of revenue in the years ended December 31, 2019, 2018 and 2017, respectively.
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
Industry Overview and Market Trends
We operate in an industry where the increasing complexity of our clients’ real estate operations drives demand for high quality services providers. The sector is fragmented among regional, local and boutique providers. Industry sources estimate that the five largest global firms combined account for less than 20% of the worldwide commercial real estate services industry by revenue. According to industry research, the global commercial real estate industry is expected to grow at approximately 5% per year to more than $4 trillion in 2022, outpacing expected global gross domestic product (“GDP”) growth. The market for global integrated facilities management is expected to grow at approximately 6% per year until 2025. Top global services providers, including Cushman & Wakefield, are positioned to grow Fee revenue at a rate faster than GDP as the industry continues to consolidate and evolve, secular outsourcing trends continue, and top firms increase their share of the market.
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
Our Competitive Strengths
We believe we are well positioned to capitalize on the growth and globalization trends in the commercial real estate services industry due to the following competitive strengths:
Global Size and Scale. We believe multinational clients prefer to partner with real estate services providers with the scale necessary to meet their needs across multiple geographies and service lines. Often, this scale is a pre-requisite to compete for complex global service mandates. We are one of three global real estate services providers able to deliver such services on a global basis. We have built a platform by investing in our people and technology to enable our approximately 53,000 employees to offer our clients services through an extensive network of approximately 400 offices across 60 countries. This scale provides operational leverage, translating revenue growth into increased profitability.
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

Comprehensive Technology Strategy. Our technology strategy focuses on (i) delivering high-value client outcomes, (ii) increasing employee productivity and connectedness and (iii) driving business change through innovation. We have invested significantly in our technology platform over the last several years. This has improved service delivery and client outcomes. We have deployed enterprise-wide financial, human capital and client relationship management systems, such as Workday and Salesforce, to increase global connectivity and productivity. We are focused on innovative solutions that improve the owner and occupier experience. As we continue to drive innovation for our clients, we have created strategic opportunities and partnerships with leading technology organizations, start-ups and property technology firms (such as Metaprop NYC).
Our Iconic Brand. The history of our franchise and brand is one of the oldest and most respected in the industry. Our founding predecessor firm, DTZ, traces its history back to 1784 with the founding of Chessire Gibson in the U.K. Our brand, Cushman & Wakefield, was founded in 1917 in New York. Today, this pedigree, heritage and continuity of brand continues to be recognized by our clients, employees and the industry. In 2018 and 2019, Cushman & Wakefield was recognized in the top 2 by a leading industry ranking of the Top 25 Commercial Real Estate Brands. In addition, according to leading industry publications, we hold the top positions in real estate sectors like U.S. industrial brokerage, U.S. retail brokerage and U.K. office brokerage, and have been consistently ranked among the International Association of Outsourcing Professionals’, or IAOP, top 100 outsourcing professional service firms. In 2019, Forbes named Cushman & Wakefield on its list of America’s Best Large Employers and we were named the top CRE advisor in the world by Euromoney.
Significant Recurring Revenue Provides Durable Platform. In 2019, 88% of revenue and nearly 84% of Fee revenue was generated from service lines that have proven to be more resilient to changing economic conditions. Our Property, facilities and project management service line, which is recurring and contractual in nature, generated 60% of our revenue and 46% of our Fee revenue in 2019. Additionally, services with high visibility including our Leasing and Valuation and other service lines generated 28% of our revenue and 38% of our Fee revenue in 2019. These revenue streams have provided greater stability to our cash flows and underlying business.
Top Talent in the Industry. For years, our people have earned a strong reputation by successfully executing on the most iconic and complex real estate assignments in the world. Because of this legacy of excellence, our leading platform and brand strength, we attract and retain top talent in the industry. We provide our employees with training growth opportunities to support their ongoing success. In addition, we are focused on management development to drive strong operational performance and continuing innovation. The investment into our talent helps to foster a strong organizational culture, leading to employee satisfaction. This was confirmed when a global employee survey, which was benchmarked against other top organizations, showed our employees have a strong sense of pride in Cushman & Wakefield and commitment to our firm.
Capital-Light Business Model. We generate strong cash flow through our low capital intensive business model and focused and disciplined capital deployment. We target average capital expenditures to be less than 1% of revenue in the near to medium term. We expect to reinvest this cash flow into our services platform as well as infill M&A to continue to drive growth.
Best-In-Class Executive Leadership and Sponsorship. Our executive management team possesses a diverse set of backgrounds across complementary expertise and disciplines. Our Executive Chairman and Chief Executive Officer ("CEO"), Brett White, has more than 34 years of commercial real estate experience successfully leading the largest companies in our sector. John Forrester, our President, was previously the CEO of DTZ where he began his career in 1988. Our Chief Financial Officer ("CFO"), Duncan Palmer, has held senior financial positions in global organizations across various industries over his career, including serving as CFO of Owens Corning and RELX Group.
TPG Global LLC (together with its affiliates, “TPG”), PAG Asia Capital ("PAG") and Ontario Teachers' Pension Plan Board ("OTPP"), collectively referred to as our Principal Shareholders have supported our growth initiatives and have a proven track record of investing and growing industry-leading businesses like ours. As of December 31, 2019, our Principal Shareholders collectively held slightly less than 50% of our outstanding ordinary shares. This group of Principal Shareholders brings with them years of institutional investing and stewardship with deep knowledge and experience sponsoring public companies.

Our Growth Strategy
We have built an integrated, global services platform that delivers the best outcomes for clients locally, regionally and globally. Our primary business objective is growing revenue and profitability by leveraging this platform to provide our clients with excellent service. We are focused on executing the following strategies to support our growth objectives:
Recruit, Hire, and Retain Top Talent. We attract and retain high quality employees. These employees produce superior client results and position us to win additional business across our platform. Our real estate professionals come from a diverse set of backgrounds, cultures and expertise that creates a culture of collaboration and a tradition of excellence. We believe our people are the key to our business and we have instilled an atmosphere of collective success.
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
Our Owner and Occupier Clients
Our clients include a full range of real estate owners and occupiers, including tenants, investors and multi-national corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies.
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
Employees
As of December 31, 2019, we had approximately 53,000 employees worldwide. Our employees include management, brokers, and other sales staff, administrative specialists, valuation specialists, maintenance, landscaping, janitorial and office staff and others.
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
Our employees do not report being members of any labor unions, with the exception of approximately 9,000 employees, the substantial majority of whom are employed in facilities services, including janitorial, security and mechanical maintenance services. We consider relations with our employees to be good.
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

Item 1A. Risk Factors
An investment in our ordinary shares involves risks and uncertainty, including, but not limited to, the risk factors described below. If any of the risks described below actually occur, our business, financial condition and results of operations could be materially and adversely affected. You should carefully consider the risks and uncertainties described below as well as our audited Consolidated Financial Statements and related notes, when evaluating the information contained in this Annual Report.
The success of our business is significantly related to general economic conditions and, accordingly, our business, operations and financial condition could be adversely affected by economic slowdowns, liquidity pressure, fiscal or political uncertainty and possible subsequent declines in commercial real estate asset values, property sales and leasing activities in one or more of the geographies or industry sectors that we or our clients serve.
Periods of economic weakness or recession, significantly rising interest rates, fiscal or political uncertainty, market volatility, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets or the public perception that any of these events may occur, may negatively affect the performance of some or all of our service lines.
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
Our service lines could also suffer from political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty. For example, in 2016 the U.K. voted to approve its withdrawal from membership in the European Union (commonly known as “Brexit”). Although the U.K. officially withdrew from the European Union on January 31, 2020, the U.K. remains in a transition period currently scheduled to expire in December 31, 2020, during which time the future relationship between the U.K. and the European Union will continue to be negotiated. The lack of clarity about applicable future laws, regulations or treaties as the United Kingdom negotiates the terms of withdrawal, as well as the operation of any such rules pursuant to any withdrawal terms, including financial laws and regulations, tax and free trade agreements, intellectual property rights, environmental, health and safety laws and regulations, immigration laws, employment laws and other rules that may apply to us, could increase our costs, restrict our access to capital within the United Kingdom and the European Union, and depress economic activity. Speculation about the terms and consequences of Brexit for the United Kingdom and other European Union members has caused and may continue to cause market volatility and currency fluctuations and adversely impact our clients’ confidence, which has resulted and may continue to result in a deterioration in our EMEA segment as leasing and investing activity slowed. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.
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
We compete across a variety of service lines within the commercial real estate services and investment industry, including Property, facilities and project management, Leasing, Capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of financing), and advisory on real estate debt and equity decisions. Although we are one of the largest commercial real estate services firms in the world as measured by 2019 revenue, our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography, property type or service line, we face competition from other commercial real estate services providers and investment firms, including outsourcing companies that have traditionally competed in limited portions of our property, facilities management and project management service line and have expanded their offerings from time to time, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service line than we have allocated to that geography, property type or service line. In addition, future changes in laws could lead to the entry of other new competitors, such as financial institutions. Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis. We are further subject to competition from large national and multinational firms that have similar service and investment competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types, service lines that we serve. Beyond our two direct competitors, CBRE Group, Inc. and Jones Lang LaSalle Incorporated, the sector is highly fragmented amongst regional, local and boutique providers. Although many of our competitors across our larger product and service lines are smaller local or regional firms, they may have a stronger presence in their core markets than we do. In addition, disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.
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

Our business activities are subject to a number of laws that prohibit various forms of corruption, including local laws that prohibit both commercial and governmental bribery and anti-bribery laws that have a global reach, such as the FCPA and the U.K. Bribery Act. Additionally, our business activities are subject to various economic and trade sanctions programs and import and export control laws, including (without limitation) the economic sanctions rules and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions or dealings with specified countries and territories, their governments, and, in certain circumstances, their nationals, as well as with individuals and entities that are targeted by list-based sanctions programs. We maintain written policies and procedures and implement anti-corruption and anti-money laundering compliance programs, as well as programs designed to enable us to comply with applicable economic and trade sanctions programs and import and export control laws (“Compliance Programs”). However, coordinating our activities to address the broad range of complex legal and regulatory environments in which we operate presents significant challenges. Our current Compliance Programs may not address the full scope of all possible risks, or may not be adhered to by our employees or other persons acting on our behalf. Accordingly, we may not be successful in complying with regulations in all situations and violations may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies (including disgorgement), and other costs against us or our employees, and may have a material adverse effect on our reputation and business.
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
Pursuant to a shareholders’ agreement we entered into with our Principal Shareholders in 2018, representatives of the Principal Shareholders have the ability to appoint five of the seats on our board of directors, and as a result Jonathan Coslet, Timothy Dattels, Qi Chen, Lincoln Pan, and Rajeev Ruparelia have been appointed to our board of directors. In the future, the Principal Shareholders may elect to reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with them. Pursuant to the registration rights agreement we entered into with our Principal Shareholders in connection with our IPO, the Principal Shareholders have the right from time to time to require us to register their ordinary shares under the Securities Act for sale into the public markets. If the Principal Shareholders exercise their registration rights and reduce their ownership in us, as they did in March 2019 and November 2019 pursuant to registered public offerings, we could gradually lose their support, which may have adverse consequences on our business.
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
We have a substantial amount of indebtedness. As of December 31, 2019, our total debt was approximately $2.7 billion, nearly all of which consisted of the 2018 First Lien Loan. As of December 31, 2019, we had 0 outstanding funds drawn under our Revolver.
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
Competitive conditions, particularly in connection with increasingly large clients may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations, and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.
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
Our company has a global business with different service lines and a broad client base and is therefore subject to numerous potential, actual or perceived conflicts of interests in the provision of services to our existing and potential clients. For example, conflicts may arise from our position as broker to both owners and tenants in commercial real estate lease transactions. In certain cases, we are also subject to fiduciary obligations to our clients. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, but these policies and procedures may not be adequate and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to identify, disclose and appropriately address potential conflicts of interest or fiduciary obligations, which could have an adverse effect on our business, financial condition and results of operations. In addition, it is possible that in some jurisdictions regulations could be changed to limit our ability to act for parties where conflicts exist even with informed consent, which could limit our market share in those markets. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.
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
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our employees, contractors and vendors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations.
Despite our security measures, and those of our third-party service providers, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions. An increasing number of companies that rely on information and technology networks have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect, and often are not recognized until launched against a target. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, harm our relationships with contractors and vendors, damage our reputation, result in the loss of a competitive advantage, impact our ability to provide timely and accurate financial data and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
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
The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, epidemics or global health crises (such as the coronavirus), defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm. In addition, to the extent such disruptions impact global or regional economic conditions, the performance of our business could suffer, and our financial condition may be adversely affected.
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
The Principal Shareholders have significant influence over us, including effective control over decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.
As of December 31, 2019, the Principal Shareholders owned slightly less than 50% of our total ordinary shares outstanding. Pursuant to the shareholders’ agreement with our Principal Shareholders, the Principal Shareholders have the right to designate five of the seats on our board of directors, and as a result Jonathan Coslet, Timothy Dattels, Qi Chen, Lincoln Pan and Rajeev Ruparelia have been appointed to our board of directors. The Principal Shareholders thus have the ability to strongly influence or effectively control our affairs and policies, including the approval of certain actions such as amending our articles of association, commencing bankruptcy proceedings and taking certain actions (including, without limitation, incurring debt, issuing shares, selling assets, repurchasing shares, paying dividends and engaging in mergers and acquisitions), appointing members of our management, issuing equity under our management incentive plans and any transaction that requires shareholder approval regardless of whether others believe that such change or transaction is in our best interests.
While the Principal Shareholders no longer hold a majority of our outstanding ordinary shares, with ownership of slightly less than 50% of the total ordinary shares outstanding, the Principal Shareholders still have the ability to strongly influence or effectively control the vote in any election of directors, amend our articles of association or take other actions requiring the vote of our shareholders. This strong influence or effective control may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.
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
Five of our ten directors are affiliated with the Principal Shareholders. These directors have fiduciary duties to us and, in addition, have duties to the applicable Principal Shareholder. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the affiliated Principal Shareholder, whose interests may be adverse to ours in some circumstances.
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
We are incorporated under the laws of England and Wales. The rights of holders of our ordinary shares are governed by the laws of England and Wales, including the provisions of the U.K. Companies Act 2006, and by our articles of association. These rights, including rights relating to removing directors, calling general meetings or initiating litigation on behalf of the Company, differ in certain respects from the rights of shareholders in typical U.S. corporations organized in Delaware, and may in some instances be less favorable to our shareholders. For a discussion of these differences, see the section entitled “Description of Share Capital- Differences in Corporate Law” in our prospectus dated August 1, 2018, which is filed with the SEC. The Annual Report on Form 10-K does not represent a U.K. Companies statutory account filing.

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
As of December 31, 2019 we had 219.5 million ordinary shares outstanding. Of these outstanding ordinary shares, all of the ordinary shares sold in the IPO are freely tradable in the public market. All of our ordinary shares outstanding prior to the closing of the IPO, other than those sold in registered public offerings, and all of the ordinary shares sold in the private placement that closed concurrently with our IPO (the “Concurrent Private Placement”) are restricted securities as defined in Rule 144 under the Securities Act (“Rule 144”) and may be sold by the holders into the public market from time to time in accordance with and subject to Rule 144, including, where applicable, limitation on sales by affiliates under Rule 144. Refer to Note 1: Organization and Business Overview of our Consolidated Financial Statements for additional information on the Concurrent Private Placement.

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
Currently, we have 2.6 million shares and 1.4 million shares issuable upon the exercise of outstanding options that vest on time-based and performance-based criteria, respectively, 5.7 million and 1.1 million shares issuable upon vesting of RSUs that vest on time-based and performance-based criteria, respectively, and 7.8 million shares reserved for future grant under our equity incentive plans. Shares acquired upon the exercise of vested options or RSUs under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of ordinary shares following the vesting of outstanding equity options or RSUs could cause the market price of our ordinary shares to decline.
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
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our ordinary shares may be negatively affected.
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) and related rules and regulations, and beginning with this Annual Report, our management is required to report on, and our independent registered public accounting firm is required to audit as of the end of each fiscal year, the effectiveness of our internal controls over financial reporting. Our management concluded our internal control over financial reporting was effective as of December 31, 2019, and our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting.
If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are not able to comply with the requirements of Section 404, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and are required to comply with the Sarbanes-Oxley Act. These requirements, along with adopting the new accounting standards for revenue recognition and leasing, may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to continue to commit significant resources, hire additional staff and provide additional management oversight. We have implemented and will continue to implement, additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.
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

•
our ability to execute information technology strategies, maintain the security of our information and technology networks and avoid or minimize the effect of a cyber-attack or an interruption or failure of our information technology, communications systems or data services;

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

•
the fact that our internal controls over financial reporting may not continue to be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness in the future, and the possibility that the requirements of being a public company may strain our resources and distract our management; and

•	the possibility that securities or industry analysts may not publish research or may publish inaccurate or unfavorable research about our business.
The factors identified above should not be construed as exhaustive list of factors that could affect our future results, and should be read in conjunction with the other cautionary statements that are included in this Annual Report. The forward-looking statements made in this Annual Report are made only as of the date of this Annual Report. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this Annual Report that could cause actual results to differ before making an investment decision to purchase our ordinary shares. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 125 Old Broad Street, London, United Kingdom, EC2N 1AR, and our telephone number is +44 20 3296 3000.
We operate from approximately 400 company and affiliated offices in 60 countries. We operate 235 offices in the Americas, 108 offices in EMEA and 59 offices in APAC.
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
Item 3. Legal Proceedings
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. The amounts claimed in these lawsuits can vary significantly, and some may be substantial. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and there could be a material adverse impact on our financial position and results of operations if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipate. Refer to "Risk Factors" under Part I, Item 1A in this Annual Report. We are subject to various litigation risks and may face financial liabilities and/or damage to our reputation as a result of litigation” for a discussion of certain types of claims we are subject to and face from time to time.
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
Our ordinary shares have been listed for trading on the NYSE under the symbol "CWK" since August 2, 2018. Prior to this, the share price was based off an internally calculated value developed based on the enterprise value of the Company. The approximate number of record holders of the Company's ordinary shares as of February 28, 2020 was 2.
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
Equity Compensation Plans
The information required by this item is incorporated by reference to the information appearing in the Proxy Statement for our 2020 Annual General Meeting of Shareholders.
Stock Performance Graph
The following graph shows our cumulative total shareholder return for the period beginning August 2, 2018, the day public trading of shares began, and ending on December 31, 2019. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and our industry peer groups.
The comparison below assumes $100 was invested on August 2, 2018 in our ordinary shares and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not necessarily indicative of future stock price performance. Our industry peer group is comprised of Jones Lang LaSalle (NYSE: JLL) and CBRE Group (NYSE: CBRE), global commercial real estate services companies publicly traded in the United States, as they represent our current primary competitors.

	08/02/18	9/18	12/18	3/19	6/19	9/19	12/19
CWK	100.00	95.40	81.25	99.94	100.39	104.04	114.77
S&P 500	100.00	103.07	88.67	100.25	104.05	105.29	113.94
Peer Group	100.00	86.97	77.09	100.11	97.48	96.29	117.28
(1) $100 invested on August 2, 2018 in stock or index-including reinvestment of dividends and adjustment for stock splits.
(2) Copyright © 2020 Standard & Poor's, a division of S&P Global. All rights reserved.
On August 2, 2018, the Company successfully completed an initial public offering (the IPO), listing the firm on the New York Stock Exchange (NYSE: CWK). All periods presented after August 2, 2018 (the IPO) in the graph above are presented as of quarter end.
This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under the Securities Act or under the Exchange Act.
Item 6. Selected Financial Data
The following table presents selected consolidated financial data, derived from our audited consolidated financial statements, for the five-year period ended December 31, 2019.
The selected financial data presented in the table below should be read in conjunction with "Risk Factors," “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. The selected historical consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and selected historical consolidated balance sheet data as of December 31, 2019 and 2018 has been derived from our audited Consolidated Financial Statements included elsewhere in this Form 10-K. The selected historical consolidated balance sheet data as of December 31, 2017, 2016 and 2015 and historical consolidated statements of operations data for years ended December 31, 2016 and 2015 have been derived from our audited Consolidated Financial Statements not included in this Form 10-K.
Historical results are not necessarily indicative of the results to be expected in the future.

Statement of Operations Data:	Year Ended December 31,
(in millions, except for per share data)	2019	2018	2017	2016	2015
Revenue	$8,751.0	$8,219.9	$6,923.9	$6,215.7	$4,193.2
Operating income (loss)	$187.3	$12.6	$(171.1)	$(295.4)	$(406.4)
Net income (loss) attributable to the Company	$0.2	$(185.8)	$(221.3)	$(434.2)	$(471.2)

Net earnings (loss) per Share, Basic and Diluted:
Basic	$—	$(1.09)	$(1.54)	$(3.07)	$(5.43)
Diluted	$—	$(1.09)	$(1.54)	$(3.07)	$(5.43)

Weighted Average Shares Outstanding
Basic	217.7	171.2	143.9	141.4	86.8
Diluted	224.5	171.2	143.9	141.4	86.8

Balance sheet data (at period end):
Total cash and cash equivalents	$813.2	$895.3	$405.6	$382.3	$530.4
Total assets	$7,163.4	$6,546.0	$5,793.4	$5,677.3	$5,440.7
Total liabilities	$5,862.1	$5,185.9	$5,294.0	$5,091.9	$4,415.2
Total debt	$2,659.6	$2,684.1	$2,843.5	$2,660.1	$2,328.7

Other Historical Data:	Year Ended December 31,
(in millions)	2019	2018	2017
Americas Adjusted EBITDA(1)	$499.8	$450.3	$344.6
EMEA Adjusted EBITDA(1)	100.4	107.9	108.8
APAC Adjusted EBITDA(1)	124.2	100.9	75.1
Adjusted EBITDA(1)	$724.4	$659.1	$528.5
(1)Adjusted EBITDA is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results" for a reconciliation of total adjusted EBITDA to net loss attributable to the Company.

Statement of Cash Flows Data:	Year Ended December 31,
(in millions)	2019	2018	2017
Net cash provided by (used in) operating activities	$269.3	$(2.2)	$4.4
Net cash used in investing activities	(274.9)	(218.0)	(143.2)
Net cash (used in) provided by financing activities	(89.6)	725.9	167.7
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.
As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A in this Annual Report. Our fiscal year ends December 31. With respect to presentation, all statements asserting an "increase" or "decrease" relate to changes from prior applicable periods of comparison.
Overview

Cushman & Wakefield is a leading global commercial real estate services firm, built on a trusted brand and backed by approximately 53,000 employees and serving the world's real estate owners and occupiers through a scalable platform. We operate from approximately 400 offices in 60 countries, managing over 4.1 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. Our business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services.
Critical Accounting Policies
Our audited Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies, see Note 2: Summary of Significant Accounting Policies of the Notes to the audited Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
See recently issued accounting pronouncements within Note 2: Summary of Significant Accounting Policies of the Notes to the audited Consolidated Financial Statements.
Leases
The Company adopted ASU No. 2018-11, Topic 842, effective January 1, 2019, which improves clarity and comparability by disclosing the recognition of lease assets and lease liabilities on the balance sheet as well as key leasing arrangements. Refer to Note 13: Leases of the Notes to the audited Consolidated Financial Statements for the impact the adoption of these standards had on the Company's financial statements and related disclosure.

Revenue Recognition
The Company principally earns revenue from Property, facilities and project management, Leasing, Capital markets and Valuation and other.
In 2018, the Company adopted ASU No. 2014-09, Topic 606 ("Topic 606"), which replaced most existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. Under current revenue recognition, revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services. For further information regarding the impact of the adoption of this standard on the audited Consolidated Financial Statements and related disclosures, as well as significant judgments performed by the Company when applying Topic 606, refer to Note 2: Summary of Significant Accounting Policies and Note 5: Revenue from the Notes to the audited Consolidated Financial Statements for the year ended December 31, 2019.
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
Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of net operating loss carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2019 and 2018 are appropriately accounted for in accordance with US GAAP, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our audited Consolidated Financial Statements and such adjustments could be material.
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
The provision for income taxes comprises current and deferred income tax expense and is recognized in the audited Consolidated Financial Statements. To the extent that the income taxes are for items recognized directly in equity, the related income tax effects are recognized in equity. The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and expected enacted tax rates. For additional discussion on income taxes, see Note 11: Income Taxes of the Notes to the audited Consolidated Financial Statements.
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
Additionally, outside of the U.S., we generate earnings in other currencies and are subject to fluctuations relative to the U.S. dollar (USD). As we continue to grow our international operations through acquisitions and organic growth, these currency fluctuations, most notably the Australian dollar, euro and British pound sterling, have the potential to positively or adversely affect our operating results measured in USD. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
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
Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses includes Fee-based operating expenses and “Cost of gross contract reimbursables” as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock based compensation, Cassidy Turley deferred payment obligation, acquisition related costs and other efficiency initiatives. We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to merger, pre-IPO stock-based compensation, the deferred payment obligation related to the acquisition of Cassidy Turley and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is calculated by dividing Adjusted EBITDA by Total service line fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded discussion of 2017 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our 2018 Annual Report on Form 10-K filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following table sets forth items derived from our audited consolidated statements of operations for the years ended December 31, 2019 and 2018 (in millions):

			% Change USD	% Change Local
	Year Ended December 31, 2019	Year Ended December 31, 2018	2019 v 2018	2019 v 2018
Service line fee revenue(1):
Property, facilities and project management	$2,949.0	$2,622.1	12%	14%
Leasing	1,938.6	1,920.7	1%	2%
Capital markets	1,029.4	959.6	7%	8%
Valuation and other	483.1	448.2	8%	11%
Total service line fee revenue	6,400.1	5,950.6	8%	9%
Gross contract reimbursables(2)	2,350.9	2,269.3	4%	5%
Total revenues	$8,751.0	$8,219.9	6%	8%

Costs and expenses:
Cost of services, operating and administrative expenses	$5,904.2	$5,644.2	5%	6%
Cost of gross contract reimbursables	2,350.9	2,269.3	4%	5%
Depreciation and amortization	296.7	290.0	2%	3%
Restructuring, impairment and related charges	11.9	3.8	213%	202%
Total costs and expenses	8,563.7	8,207.3	4%	6%
Operating income	$187.3	$12.6	1,386%	1,255%

Adjusted EBITDA	$724.4	$659.1	10%	11%
Adjusted EBITDA Margin(3)	11.3%	11.1%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Below is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income (loss)	$0.2	$(185.8)
Add/(less):
Depreciation and amortization(1)	296.7	290.0
Interest expense, net of interest income(2)	150.6	228.8
Provision (benefit) from income taxes	42.6	(25.0)
Integration and other costs related to merger(3)	112.5	192.2
Pre-IPO stock-based compensation(4)	43.9	63.4
Cassidy Turley deferred payment obligation(5)	—	33.0
Acquisition related costs and other efficiency initiatives(6)	56.1	52.5
Other(7)	21.8	10.0
Adjusted EBITDA	$724.4	$659.1
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $209.2 million and $205.8 million for the years ended December 31, 2019 and 2018 respectively.

(2) Interest expense, net of interest income includes one-time write-off of financing fees and other fees incurred in relation to debt extinguishments and modifications of $0.0 million and $53.8 million for the years ended December 31, 2019 and 2018, respectively.
(3) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts, as well as costs related to our initial public offering/private placement.
(4) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 12: Stock-based Payments of the Notes to the Consolidated Financial Statements for the year ended December 31, 2019 for additional information.
(5) Cassidy Turley deferred payment obligation represents expense associated with a deferred payment obligation related to the acquisition of Cassidy Turley on December 31, 2014, which was paid out before the end of 2018. Refer to Note 12: Stock-based Payments of the Notes to the Consolidated Financial Statements for the year ended December 31, 2019 for additional information.
(6) Acquisition related costs and other efficiency initiatives reflects incremental costs related to in-fill M&A as well as one-time efficiency projects. This excludes certain direct and incremental integration and restructuring efforts, as well as costs related to our initial public offering/private placement.
(7) Other reflects compliance implementation and one-time project costs of $10.4 million for the year ended December 31, 2019 and other items including accounts receivable securitization.

Year ended December 31, 2019 compared to year ended December 31, 2018
Revenue
Revenue was $8.8 billion, an increase of $531.1 million or 6%. Gross contract reimbursables, primarily in the Property, facilities and project management service line, increased $81.6 million, driven by incremental revenue growth from the Americas.
Additionally, Total service line fee revenue (“Fee revenue”) was $6.4 billion, an increase of $537.5 million or 9%, on a local currency basis, reflecting increases in Property, facilities and project management and Capital markets. Property, facilities and project management increased by $373.8 million or 14%, on a local currency basis, driven primarily by an Americas increase of $251.8 million or 15% on a local currency basis, with the remainder of the Fee revenue growth primarily in APAC. Capital markets Fee revenue increased by $78.3 million or 8%, on a local currency basis, driven by an Americas increase of $43.4 million or 6%, on a local currency basis, with the remainder of Fee revenue growth primarily in APAC.
Costs and expenses
Total costs and expenses were $8.6 billion, an increase of $356.4 million or 4%. Fee based operating expenses increased 9% on a local currency basis to $5.7 billion including Americas, EMEA and APAC of $3.9 billion, $0.8 billion and $1.0 billion, respectively. This increase was principally driven by revenue growth (also up 9% year over year). Cost of gross contracts reimbursables increased $81.6 million due to continued growth in the Property, facilities and the project management service line. These increases were partially offset by lower integration and other costs related to merger and pre-IPO stock-based compensation.
Summary of Total costs and expenses (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Americas Fee-based operating expenses	$3,872.3	$3,592.4
EMEA Fee-based operating expenses	832.9	784.6
APAC Fee-based operating expenses	976.6	920.0
Depreciation and amortization	296.7	290.0
Integration and other costs related to merger(1)	112.5	192.1
Pre-IPO stock-based compensation	43.9	63.4
Cassidy Turley deferred payment obligation	—	33.0
Acquisition related costs and other efficiency initiatives	56.1	52.5
Other	21.8	10.0
Cost of gross contract reimbursables	2,350.9	2,269.3
Total costs and expenses	$8,563.7	$8,207.3
(1) Represents integration and other costs related to merger, comprised of certain direct and incremental costs resulting from merger and related integration efforts, as well as costs related to our restructuring programs, excluding the impact of acquisition accounting revenue adjustments as these amounts do not impact operating expenses.

Interest expense, net
Net interest expense was $150.6 million, a decrease of $78.2 million, driven by $53.8 million of charges related to the 2018 debt refinancing and extinguishment activities.
Income tax expense
Income tax expense was $42.6 million, an increase of $67.6 million. The increase is due to decreasing global operating loss carryforwards, specifically in the US.
Net income and Adjusted EBITDA
Net income was $0.2 million, an increase of $186.0 million, primarily driven by a decrease in integration and other costs related to merger, lower interest expense, lower pre-IPO stock-based compensation and stronger operating results partially offset by higher income tax expense.
Adjusted EBITDA was $724.4 million, an increase of $72.6 million or 11%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 11.3%, which was up 25 basis points.
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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our of service lines. Gross contract reimbursables reflect revenue paid by clients which have substantially no margin. Our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to merger, pre-IPO stock-based compensation, expense related to the Cassidy Turley deferred payment obligation and other items.
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2017 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as this discussion can be found in our 2018 Annual Report on Form 10-K filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the years ended December 31, 2019 and 2018 (in millions):

			% Change in USD	% Change in Local Currency
	Year Ended December 31, 2019	Year Ended December 31, 2018	2019 v 2018	2019 v 2018
Service line fee revenue(1):
Property, facilities and project management	$1,941.0	$1,698.6	14%	15%
Leasing	1,507.5	1,481.6	2%	2%
Capital markets	742.9	699.4	6%	6%
Valuation and other	180.8	163.1	11%	11%
Total service line fee revenue	4,372.2	4,042.7	8%	9%
Gross contract reimbursables(2)	1,799.9	1,682.0	7%	7%
Total revenues	$6,172.1	$5,724.7	8%	8%

Costs and expenses:
Americas Fee-based operating expenses	$3,872.3	$3,592.4	8%	8%
Cost of gross contract reimbursables	1,799.9	1,682.0	7%	7%
Segment operating expenses	$5,672.2	$5,274.4	8%	8%

Adjusted EBITDA	$499.8	$450.3	11%	11%
Adjusted EBITDA Margin(3)	11.4%	11.1%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Year ended December 31, 2019 compared to year ended December 31, 2018
Americas revenue was $6.2 billion, an increase of $447.4 million or 8%. The change in revenue includes higher Gross contract reimbursables of $117.9 million attributed to the growth in Property, facilities and project management, driven by incremental revenue growth.
Additionally, Fee revenue was $4.4 billion, an increase of $343.9 million or 9%, on a local currency basis. The increase in Fee revenue was driven primarily by growth in Property, facilities and project management, Valuation and other, and Capital markets.
Fee-based operating expenses were $3.9 billion, an increase of $293.3 million or 8%, on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $499.8 million, an increase of $50.7 million or 11%, on a local currency basis, driven by the decline in integration and other costs related to mergers. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 11.4%, compared to 11.1% in the prior year.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the years ended December 31, 2019 and 2018 (in millions):

			% Change in USD	% Change in Local Currency
	December 31, 2019	December 31, 2018	2019 v 2018	2019 v 2018
Service line fee revenue(1):
Property, facilities and project management	$308.2	$262.1	18%	23%
Leasing	250.8	265.0	(5)%	(1)%
Capital markets	181.9	173.5	5%	9%
Valuation and other	187.6	187.3	—%	5%
Total service line fee revenue	928.5	887.9	5%	9%
Gross contract reimbursables(2)	109.7	111.9	(2)%	3%
Total revenues	$1,038.2	$999.8	4%	9%

Costs and expenses:
EMEA Fee-based operating expenses	$832.9	$784.6	6%	11%
Cost of gross contract reimbursables	109.7	111.9	(2)%	3%
Segment operating expenses	$942.6	$896.5	5%	10%

Adjusted EBITDA	$100.4	$107.9	(7)%	(4)%
Adjusted EBITDA Margin(3)	10.8%	12.2%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Year ended December 31, 2019 compared to year ended December 31, 2018
EMEA revenue was $1.0 billion, an increase of $38.4 million or 4%. The change in revenue includes lower Gross contract reimbursables of $3.7 million, on a local currency basis. Foreign currency had a $45.2 million or 5% unfavorable impact on Revenue.
Additionally, Fee revenue was $928.5 million, an increase of $79.9 million or 9%, on a local currency basis, driven primarily by growth in Property, facilities and project management and Capital markets.
Fee-based operating expenses were $832.9 million, an increase of $84.4 million or 11%, on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $100.4 million, a decrease of $4.1 million or 4% on a local currency basis, driven by increases in Fee-based operating expenses exceeding the increases in Fee revenue. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 10.8%, compared to 12.2% in the prior year.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the years ended
December 31, 2019 and 2018 (in millions):

			% Change in USD	% Change in Local Currency
	Year Ended December 31, 2019	Year Ended December 31, 2018	2019 v 2018	2019 v 2018
Service line fee revenue(1):
Property, facilities and project management	$699.8	$661.4	6%	10%
Leasing	180.3	174.1	4%	7%
Capital markets	104.6	86.7	21%	22%
Valuation and other	114.7	97.8	17%	21%
Total service line fee revenue	1,099.4	1,020.0	8%	12%
Gross contract reimbursables(2)	441.3	475.4	(7)%	(1)%
Total revenues	$1,540.7	$1,495.4	3%	8%

Costs and expenses:
APAC Fee-based operating expenses	$976.6	$920.0	6%	10%
Cost of gross contract reimbursables	441.3	475.4	(7)%	(1)%
Segment operating expenses	$1,417.9	$1,395.4	2%	6%

Adjusted EBITDA	$124.2	$100.9	23%	26%
Adjusted EBITDA Margin(3)	11.3%	9.9%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Year ended December 31, 2019 compared to year ended December 31, 2018
APAC revenue was $1.5 billion, an increase of $45.3 million. The change in revenue includes lower Gross contract reimbursables of $5.6 million, on a local currency basis. Foreign currency had a $63.2 million or 4% unfavorable impact on Revenue.
Additionally, Fee revenue was $1.1 billion, an increase of $114.1 million or 12%, on a local currency basis. The increase in Fee revenue was driven primarily by growth in Properties, facilities, and project management, Capital markets and Valuation and other.
Fee-based operating expenses were $976.6 million, an increase of $88.7 million or 10%, on a local currency basis. The growth in Fee-based operating expenses was driven primarily by higher cost of services associated with Fee revenue growth.
Adjusted EBITDA was $124.2 million, an increase of $25.9 million or 26%, on a local currency basis, driven by the increase in Fee revenue exceeding the increase in Fee-based operating expenses. Adjusted EBITDA margin, calculated on a Fee revenue basis, was 11.3% compared to 9.9% in the prior year.
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
As of December 31, 2019, the Company had $1.8 billion of liquidity, consisting of cash on hand of $813.2 million and our undrawn revolving credit facility of $1.0 billion. In August 2018, the $450.0 million Second Lien Loan was repaid with IPO proceeds of approximately $1.0 billion; the new Credit Agreement was entered into to increase liquidity and extend maturity; the First Lien Loan was repaid; and the revolving credit facility was modified which expanded borrowing capacity from $486.0 million to $810.0 million, which was further expanded to $1.0 billion in December 2019. As of December 31, 2019, we have not drawn on our Revolver.
The Company had outstanding debt of $2.6 billion as of December 31, 2019, which net of cash on hand, provided for a net debt position of approximately $1.8 billion. The increase in net debt of approximately $58.3 million from December 31, 2018 was attributed to an increase in cash spending on acquisitions in 2019.
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
The second long-term liquidity need is the payment of obligations related to acquisitions. For the year ended December 31, 2019, we paid $275.9 million in cash consideration for our various acquisitions, net of cash acquired. Our acquisition structures often include deferred and/or contingent payments in future periods that are subject to the passage of time, achievement of certain performance metrics and/or other conditions. As of December 31, 2019 and 2018, we had accrued $65.1 million and $73.0 million, respectively, of deferred and earn-out consideration payable, which was included in Accounts payable and accrued expenses and in Other long-term liabilities in the accompanying audited consolidated balance sheets. Of the total balance as of December 31, 2019 and 2018, we have accrued $24.6 million and $38.3 million for earn-out consideration, respectively. As of December 31, 2019, the maximum potential payment for these earn-outs was $30.6 million, subject to the achievement of certain performance conditions.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the year ended December 31, 2019 were $80.3 million.
Historical Cash Flows

Cash Flow Summary
	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash provided by (used in) operating activities	$269.3	$(2.2)
Net cash used in investing activities	(274.9)	(218.0)
Net cash (used in) provided by financing activities	(89.6)	725.9
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	2.1	(8.2)
Total change in cash, cash equivalents and restricted cash	$(93.1)	$497.5
Operating Activities
We provided $269.3 million of cash for operating activities for the year ended December 31, 2019, a change of $271.5 million from the prior year. The change was driven primarily by an increase of $186.0 million to net income and a $124.1 million prior year one-time payment related to our Cassidy Turley deferred purchase obligation.

Investing Activities
We used $274.9 million in cash for investing activities for the year ended December 31, 2019, an increase of $56.9 million from the prior year. The change was driven primarily by acquisitions of businesses, net of cash acquired in the amount of $275.9 million.
Financing Activities
Financing activities used $89.6 million in cash for the year ended December 31, 2019, a change of $815.5 million from the prior year, primarily driven by proceeds from the initial public offering and concurrent private placement in 2018 of approximately $1.0 billion, partially offset by the $450.0 million repayment of the Second Lien loan in 2018.
Summary of Contractual Obligations
The following is a summary of our various contractual obligations and other commitments as of December 31, 2019 (in millions):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt obligations	$2,666.3	$—	$54.0	$54.0	$2,558.3
Finance lease obligations	20.7	10.9	9.1	0.7	—
Operating lease obligations	685.1	147.3	227.0	167.2	143.6
Defined benefit pension obligations	84.1	7.6	15.2	17.0	44.3
Total Contractual Obligations	$3,456.2	$165.8	$305.3	$238.9	$2,746.2
Debt obligations. Represents the gross outstanding long-term debt balance payable at maturity, excluding unamortized discount and issuance costs. Because the majority of our debt bears interest at variable rates, the precise amount of annual interest payments cannot be determined and such amounts are therefore excluded from the table above. Using rates at December 31, 2019, expected annual interest payments would be approximately $137.9 million until our facility matures in 2025. See Note 9: Long-term Debt and Other Borrowings of the Notes to the audited Consolidated Financial Statements for further discussion.
Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use. See Note 13: Leases of the Notes to the audited Consolidated Financial Statements for further discussion.
Defined benefit plan obligations. Represents estimates of the expected benefits to be paid out by our defined benefit plans. These obligations will be funded from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, we will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute to our defined benefit pension plans in 2019; see Note 10: Employee Benefits of the Notes to the audited Consolidated Financial Statements for further discussion.
Other contractual obligations recorded on the balance sheet include deferred consideration of $40.5 million and contingent consideration of $24.6 million as of December 31, 2019. These items are not included in the table above, as timing and amount of payments cannot be determined due to their nature as estimates or outcomes having connection to future events.
As of December 31, 2019, our current and non-current tax liabilities, including interest and penalties, totaled $88.0 million. Of this amount, we can reasonably estimate that $54.5 million will require cash settlement in less than one year. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $33.5 million.
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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of December 31, 2019, the Company has not reached the investment limit. The A/R Securitization terminates on August 20, 2022, unless extended or an earlier termination event occurs. See Note 17: Accounts Receivable Securitization of the Notes to the audited Consolidated Financial Statements for further information.
Indebtedness
We have incurred debt to finance the acquisitions of DTZ, Cassidy Turley and C&W Group, Inc. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness.
2018 Credit Agreement
On August 21, 2018, we entered into a $3.5 billion credit agreement, comprised of a $2.7 billion term loan and an $810 million revolving facility, which was expanded to $1.0 billion in December 2019. Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs). With the proceeds from the 2018 First Lien Loan, we subsequently paid off all outstanding principal and accrued interest of $2.6 billion and $25.9 million, respectively, under the credit agreement dated as of November 4, 2014 (the “2014 Credit Agreement”), respectively, which also resulted in the write-off of unamortized deferred financing fees of $39.2 million.
The 2018 Credit Agreement bears interest at a variable interest rate that we may select pursuant to the terms of the 2018 Credit Agreement. As of the year ended December 31, 2019, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 5.3% as of December 31, 2019.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
As of December 31, 2019, we had 0 outstanding funds drawn under the Revolver, which matures on August 21, 2023. The Company did not draw on the Revolver at any point during 2019.
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
The Company was in compliance with all of its loan provisions under its 2018 First Lien Credit Agreement as of December 31, 2019.
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
Debt Refinancing
In January 2020, the Company refinanced the aggregate principal amount of its $2.7 billion term loan under substantially identical terms, including the same maturity date of August 21, 2025, except that the applicable margin on the LIBOR for the replacement term loan in respect of the Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cushman & Wakefield plc:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cushman & Wakefield plc and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of FASB ASC Topic 606 Revenue from Contracts with Customers, and has changed its method of accounting for leases in 2019 due to the adoption of FASB ASC Topic 842 Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the realizability of U.S. operating loss and disallowed interest carryforwards
As discussed in Note 11 of the consolidated financial statements, as of December 31, 2019, the Company had $99.8 million of United States (U.S.) operating loss and disallowed interest carryforwards, which are recorded as a deferred tax asset. The U.S. operating loss and disallowed interest carryforwards are $23.0 million and $76.8 million, respectively. Valuation allowances have been provided with regard to the tax benefit of certain U.S. operating loss and disallowed interest carryforwards, for which the Company has concluded that there is a greater than 50% likelihood that the U.S. operating loss and disallowed interest carryforwards will not be realized prior to their expiration dates.
We identified the evaluation of the realizability of the U.S. operating loss and disallowed interest carryforwards as a critical audit matter. Due to the magnitude of the Company’s U.S. operating loss and disallowed interest carryforwards and complexity of U.S. tax regulations, the evaluation of the utilization of the U.S. operating loss and disallowed interest carryforwards before they expire required especially subjective auditor judgment. The evaluation required judgement as the Company has cumulative U.S. tax losses, and the realizability of the U.S. operating loss and disallowed interest carryforwards is dependent upon the timing and recognition of taxable transactions which is subject to the interpretation and application of U.S. tax regulations.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred tax asset valuation allowance process for U.S. operating loss and disallowed interest carryforwards, including controls related to the Company’s interpretation and application of the U.S. tax regulations to the timing of when taxable transactions will be recognized on future U.S. tax returns. We evaluated the Company’s projection of when transactions will be recognized as taxable income based on the underlying transaction documents. In addition, we involved federal and international income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s interpretation and application of the relevant tax regulations and evaluated the estimated timing of when transactions will be recognized as taxable income.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cushman & Wakefield plc:

Opinion on Internal Control Over Financial Reporting
We have audited Cushman & Wakefield plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Quality Solutions, Inc. during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Quality Solution Inc.’s internal control over financial reporting associated with total assets of $57.9 million and total revenues of $198.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Quality Solutions, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chicago, Illinois
February 28, 2020

Cushman & Wakefield plc
Consolidated Balance Sheets

	As of
(in millions, except per share data)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$813.2	$895.3
Trade and other receivables, net of allowance balance of $58.4 million and $49.5 million, as of December 31, 2019 and 2018, respectively	1,524.2	1,463.5
Income tax receivable	39.0	41.1
Prepaid expenses and other current assets	484.4	343.4
Total current assets	2,860.8	2,743.3
Property and equipment, net	299.4	313.8
Goodwill	1,969.1	1,778.5
Intangible assets, net	1,062.6	1,128.2
Equity method investments	7.9	8.7
Deferred tax assets	86.6	84.0
Non-current operating lease assets	490.7	—
Other non-current assets	386.3	489.5
Total assets	$7,163.4	$6,546.0
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$39.3	$39.9
Accounts payable and accrued expenses	1,145.3	1,047.7
Accrued compensation	888.8	817.9
Income tax payable	59.6	43.2
Other current liabilities	189.6	90.0
Total current liabilities	2,322.6	2,038.7
Long-term debt	2,620.3	2,644.2
Deferred tax liabilities	110.0	136.4
Non-current operating lease liabilities	457.1	—
Other non-current liabilities	352.1	366.6
Total liabilities	5,862.1	5,185.9
Commitments and contingencies (See Note 14)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 219.5 shares issued and outstanding at December 31, 2019 and ordinary shares nominal value $0.10 per share, 216.6 shares issued and outstanding at December 31, 2018	22.0	21.7
Additional paid-in capital	2,819.5	2,791.2
Treasury stock, at cost	(0.4)	—
Accumulated deficit	(1,297.0)	(1,298.4)
Accumulated other comprehensive loss	(242.8)	(154.4)
Total equity	1,301.3	1,360.1
Total liabilities and shareholders' equity	$7,163.4	$6,546.0

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Operations

	Year ended
(in millions, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017
Revenue	$8,751.0	$8,219.9	$6,923.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	6,981.7	6,642.4	5,639.8
Operating, administrative and other	1,273.4	1,271.1	1,156.1
Depreciation and amortization	296.7	290.0	270.6
Restructuring, impairment and related charges	11.9	3.8	28.5
Total costs and expenses	8,563.7	8,207.3	7,095.0
Operating earnings (loss)	187.3	12.6	(171.1)
Interest expense, net of interest income	(150.6)	(228.8)	(183.1)
Earnings from equity method investments	2.6	1.9	1.4
Other income, net	3.5	3.5	11.0
Earnings (loss) before income taxes	42.8	(210.8)	(341.8)
Provision (benefit) from income taxes	42.6	(25.0)	(120.5)
Net income (loss)	$0.2	$(185.8)	$(221.3)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.00	$(1.09)	$(1.54)
Weighted average shares outstanding for basic earnings (loss) per share	217.7	171.2	143.9
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.00	$(1.09)	$(1.54)
Weighted average shares outstanding for diluted earnings (loss) per share	224.5	171.2	143.9

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Comprehensive Loss

	Year ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Net income (loss)	$0.2	$(185.8)	$(221.3)
Other comprehensive (loss) income, net of tax:
Designated hedge (losses) gains	(92.3)	(5.7)	2.2
Defined benefit plan actuarial (losses) gains	(1.1)	0.8	4.7
Foreign currency translation	5.0	(62.3)	54.4
Total other comprehensive (loss) income	(88.4)	(67.2)	61.3
Total comprehensive loss	$(88.2)	$(253.0)	$(160.0)

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statement of Changes in Equity

						Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Treasury Stock ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2016	143.1	$1,430.8	$—	$230.4	$(927.2)	$17.4	$(155.5)	$(10.4)	$(148.5)	$585.5
Share issuances	1.3	13.9	—	3.7	—	—	—	—	—	17.6
Net loss	—	—	—	—	(221.3)	—	—	—	—	(221.3)
Stock-based compensation	—	—	—	49.0	—	—	—	—	—	49.0
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	0.7	6.6	—	(1.3)	—	—	—	—	—	5.3
Foreign currency translation	—	—	—	—	—	—	54.4	—	54.4	54.4
Defined benefit plans actuarial gain	—	—	—	—	—	—	—	2.3	2.3	2.3
Unrealized loss on hedging instruments	—	—	—	—	—	(14.6)	—	—	(14.6)	(14.6)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	16.8	—	2.4	19.2	19.2
Other Activity	—	—	—	2.0	—	—	—	—	—	2.0
Balance as of December 31, 2017	145.1	$1,451.3	$—	$283.8	$(1,148.5)	$19.6	$(101.1)	$(5.7)	$(87.2)	$499.4
Capital reduction	—	(1,436.7)	—	1,436.7	—	—	—	—	—	—
Adoption of new revenue accounting standard	—	—	—	—	35.9	—	—	—	—	35.9
Share issuances	8.0	0.8	—	8.8	—	—	—	—	—	9.6
Net loss	—	—	—	—	(185.8)	—	—	—	—	(185.8)
Stock-based compensation	—	—	—	77.9	—	—	—	—	—	77.9
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.2	0.1	—		—	—	—	—	—	0.1
Foreign currency translation	—	—	—	—	—	—	(62.3)	—	(62.3)	(62.3)
Defined benefit plans actuarial gain	—	—	—	—	—	—	—	0.8	0.8	0.8
Unrealized loss on hedging instruments	—	—	—	—	—	7.5	—	—	7.5	7.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	(13.2)	—	—	(13.2)	(13.2)
Proceeds from IPO and Concurrent Private Placement, net of underwriting and other expenses	62.3	6.2	—	987.4	—	—	—	—	—	993.6
Other activity	—	—	—	(3.4)	—	—	—	—	—	(3.4)
Balance as of December 31, 2018	216.6	$21.7	$—	$2,791.2	$(1,298.4)	$13.9	$(163.4)	$(4.9)	$(154.4)	$1,360.1
Adoption of new stock-based compensation accounting standard (see Note 2)	—	—	—	(1.2)	1.2	—	—	—	—	—
Net income	—	—	—	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	—	61.3	—	—	—	—	—	61.3
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.9	0.3	—	(31.8)	—	—	—	—	—	(31.5)
Share repurchase	—	—	(0.4)	—	—	—	—	—	—	(0.4)
Foreign currency translation	—	—	—	—	—	—	5.0	—	5.0	5.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	—	(1.1)	(1.1)	(1.1)
Unrealized loss on hedging instruments	—	—	—	—	—	(88.5)	—	—	(88.5)	(88.5)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	(3.8)	—	—	(3.8)	(3.8)
Balance as of December 31, 2019	219.5	$22.0	$(0.4)	$2,819.5	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Cash Flows

	Year Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities
Net income (loss)	$0.2	$(185.8)	$(221.3)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	296.7	290.0	270.6
Impairment charges	12.2	2.7	—
Unrealized foreign exchange loss (gain)	(3.2)	8.4	(7.3)
Stock-based compensation	61.3	81.9	52.4
Loss on debt extinguishment	—	50.4	—
Lease amortization	117.9	—	—
Amortization of debt issuance costs	4.4	12.5	16.5
Gain on pension curtailment	—	—	(10.0)
Change in deferred taxes	(49.8)	(58.9)	(170.3)
Bad debt expense	22.1	21.7	3.9
Other non-cash operating activities	(16.8)	(3.6)	7.0
Changes in assets and liabilities:
Trade and other receivables	(38.9)	(235.5)	(173.4)
Income taxes payable	27.0	(19.6)	10.1
Prepaid expenses and other current assets	(154.9)	(26.9)	(17.6)
Other non-current assets	32.4	84.6	44.0
Accounts payable and accrued expenses	60.0	74.9	42.6
Accrued compensation	63.5	117.8	98.4
Other current and non-current liabilities	(164.8)	(216.8)	58.8
Net cash provided by (used in) operating activities	269.3	(2.2)	4.4
Cash flows from investing activities
Payment for property and equipment	(80.3)	(84.2)	(129.1)
Acquisitions of businesses, net of cash acquired	(275.9)	(35.5)	(99.9)
Investments in equity securities	(4.5)	(8.7)	—
Return of beneficial interest in a securitization	—	(85.0)	—
Collection on beneficial interest in a securitization	85.0	—	84.8
Other investing activities, net	0.8	(4.6)	1.0
Net cash used in investing activities	(274.9)	(218.0)	(143.2)
Cash flows from financing activities
Net proceeds from issuance of shares	0.3	9.0	23.4
Shares repurchased for payment of employee taxes on stock awards	(31.8)	(15.2)	(4.5)
Payment of contingent consideration	(17.3)	(22.3)	(8.4)
Proceeds from long-term borrowings	—	2,936.5	318.7
Repayment of borrowings	(27.0)	(3,133.2)	(150.3)
Debt issuance costs	—	(24.4)	(4.4)
Proceeds from initial public offering, net of underwriting	—	831.4	—
Proceeds from private placement	—	179.5	—
Payments of initial offering and private placement costs	—	(17.3)	—
Payment of finance lease liabilities	(11.5)	(10.8)	(9.1)
Other financing activities, net	(2.3)	(7.3)	2.3
Net cash (used in) provided by financing activities	(89.6)	725.9	167.7

Change in cash, cash equivalents and restricted cash	(95.2)	505.7	28.9
Cash, cash equivalents and restricted cash, beginning of the year	965.4	467.9	424.8
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	2.1	(8.2)	14.2
Cash, cash equivalents and restricted cash, end of the year	$872.3	$965.4	$467.9

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
As of December 31, 2019, the Company operated from approximately 400 offices in 60 countries with approximately 53,000 employees. The Company’s business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services. The Company primarily does business under the Cushman & Wakefield tradename.
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
Entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for using the equity method. The Consolidated Financial Statements include the Company’s share of the income and expenses and equity movements of investees accounted for under the equity method, after adjustments to align the accounting policies with those of the Company, from the date that significant influence or joint control commences until the date that significant influence ceases. When the Company’s share of losses exceeds its interest in an investee accounted for under the equity method, the carrying amount of that interest (including any long-term loans) is reduced to zero and the recognition of further losses is discontinued, except to the extent that the Company has an obligation to make or has made payments on behalf of the investee. As of December 31, 2019 and 2018, the Company had investments classified under the equity method of accounting of $7.9 million and $8.7 million, respectively.
The Company also holds investments in privately-held companies that are classified as equity securities which are not required to be consolidated. Investments in which the Company does not exert significant influence and for which readily determinable fair values are not available, are accounted for at cost less any impairment in value. As of December 31, 2019 and 2018, investments in equity securities without readily determinable fair values had a carrying value of approximately $19.3 million and $14.6 million, respectively, and were included in Other non-current assets in the consolidated balance sheets. The Company did not recognize any investment related impairment losses during the years ended December 31, 2019 and 2018.
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
d) Revenue Recognition
In 2019 and 2018, under current revenue recognition Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("Topic 606"), revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services.
Prior to 2018, under legacy revenue recognition, revenue was recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been rendered; (3) the amount is fixed or determinable; and (4) collectability is reasonably assured.
The Company enters into contracts and earns revenue from its Property, facilities and project management, Leasing, Capital markets and Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
A performance obligation is a promise in a contract to transfer a distinct service or a series of distinct services to the client and is the unit of account in accordance with Topic 606. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct service in the contract.
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
When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within Topic 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. Under legacy revenue recognition, the assessment of being the primary obligor of the service is the focal point of the principal versus agent assessments. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on Fee revenue, net income or cash flows.
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
f) Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising costs of $49.8 million, $52.7 million and $54.7 million respectively, were included in Operating, administrative and other expenses in the consolidated statements of operations.
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
Refer to Note 11: Income Taxes for additional information on income taxes.
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
Restricted cash
Included in the accompanying consolidated balance sheets within Prepaid expenses and other current assets is restricted cash of $59.1 million and $70.1 million as of December 31, 2019 and 2018, respectively. These balances primarily consist of legally restricted deposits related to contracts entered into with others, including clients, in the normal course of business.
j) Trade and Other Receivables
Trade and other receivables are presented on the consolidated balance sheets net of estimated uncollectible amounts. On a periodic basis, the Company evaluates its receivables and establishes an allowance for doubtful accounts based on historical experience and other currently available information. The allowance reflects the Company’s best estimate of collectability risks on outstanding receivables.
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
Refer to Note 16: Fair Value Measurements and Note 17: Accounts Receivable Securitization for additional information about the A/R Securitization.

k) Concentration of Credit Risk
Concentrations that potentially subject the Company to credit risk consist principally of trade receivables. Exposure to credit risk is influenced by the individual characteristics of each customer. New customers are analyzed individually for creditworthiness, considering credit ratings where available, financial position, historical experience and other factors. The risk associated with this concentration is limited due to ongoing monitoring and the large number and geographic dispersion of customers.
l) Property and Equipment
Property and equipment is recorded at cost, net of accumulated depreciation, or in the case of finance leases, at the present value of the future minimum lease payments. Costs include expenditures that are directly attributable to the acquisition of the asset and costs incurred to prepare the asset for its intended use. Direct costs for internally developed software are capitalized during the application development stage. All costs during the preliminary project stage are expensed as incurred. The costs capitalized include consulting, licensing and direct labor costs and are amortized upon implementation of the software in production over the useful life of the software.
Repair and maintenance costs are expensed as incurred.
Depreciation of property and equipment is computed on a straight-line basis over the asset’s estimated useful life. Assets held under finance leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. The Company’s estimated useful lives are as follows:

Furniture and equipment	1 to 15 years
Leasehold improvements	1 to 20 years
Equipment under finance lease	Shorter of lease term or asset useful life
Software	1 to 10 years

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
Amortization of definite-lived intangible assets is recognized in the consolidated statements of operations on a straight-line basis over the estimated useful lives of the intangible assets. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually.
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

The Company has elected an annual goodwill impairment assessment date of October 1, and for the impairment test performed on October 1, 2019, the Company concluded that there were no indications of impairment.
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
The Company self-insures for various risks, including workers’ compensation, general liability and medical in some jurisdictions. A liability is recorded for the Company’s obligations for both reported and incurred but not reported ("IBNR") insurance claims through assessments based on prior claims history. In addition, in the U.S., U.K. and Australia, the Company is self-insured against errors and omissions (“E&O”) claims through a primary insurance layer provided by its 100%-owned, consolidated, captive insurance subsidiary, Nottingham Indemnity, Inc., and an excess layer provided through a third-party insurance carrier. See Note 14: Commitments and Contingencies for additional information.
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
q) Comprehensive Income (Loss)
Comprehensive income (loss) comprises net income and changes in equity that are excluded from net income, such as foreign currency translation adjustments, unrealized actuarial gains and losses relating to the defined benefit pension plans, and unrealized gains and losses on derivatives designated as cash flow and net investment hedges, including related tax effects.
r) Foreign Currency Transactions
Foreign currency transactions are recorded in the functional currency at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the reporting date are recorded in the functional currency at the foreign exchange rate at that date, which may result in a foreign currency gain or loss.
Foreign currency gains or losses are recognized in the consolidated statements of operations, except for differences arising on the retranslation of a financial liability designated as a hedge of the net investment in a foreign operation, or qualifying cash flow hedges, which are recognized in Other comprehensive income/(loss) and accumulated within equity. For the years ended December 31, 2019, 2018 and 2017, foreign currency transactions resulted in gain of $5.9 million, loss of $5.6 million, and a gain of $2.6 million, respectively, and were recognized within Cost of services and Operating, administrative, and other expenses in the consolidated statements of operations.
Foreign Currency Translation
The assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at the monthly average rates. Translation adjustments are included in Accumulated other comprehensive income (loss).
s) Leases
The Company enters into operating leases for real estate and equipment such as, motor vehicles and IT equipment, and finance leases for the use of furniture, motor vehicles and IT equipment in which it is the lessee. Finance and operating leases are initially assessed at contract inception for whether the Company has the right to control the asset and are measured based on the present value of future minimum lease payments over the lease term beginning at the commencement date. The future minimum lease payments are typically discounted using an incremental borrowing rate derived from information available at the lease commencement date as our leases generally do not include implicit rates. The incremental borrowing rate is calculated based on our collateralized borrowing rate adjusted for jurisdictional considerations. The Non-current operating lease assets also include any lease payments made prior to the commencement date and are recorded net of any lease incentives. Operating and finance leases have limited restrictions and covenants on the Company for incurring additional financial obligations. Rental payments are generally fixed, with no special terms or conditions; however, certain operating leases also include variable lease payments such as insurance, real estate taxes, and annual changes in the consumer price index (“CPI”). Additionally, the Company’s office leases may have options to extend or terminate the lease, the terms of which vary by lease; however, these options are not reasonably certain of being exercised, and the option periods are not considered in the calculation of the Non-current operating lease asset or the operating lease liability. The Company generally only enters into subleases for its real estate leases, with the terms of the subleases consistent with those of the underlying lease.

Lease expense for operating leases is recognized on a straight-line basis over the lease term in Operating, administrative and other in the consolidated statement of operations. Lease expense for finance leases is composed of amortization of the asset, which is recognized on a straight-line basis in Depreciation and amortization in the consolidated statements of operations, and interest expense, which is recorded based on the effective interest rate method and recognized over the lease term as Interest expense, net of interest income in the consolidated statements of operations. Operating leases assets are included in Non-current operating lease assets, and operating lease liabilities are included in Other current liabilities and Non-current operating lease liabilities in the consolidated balance sheets. Finance lease assets are included in Property and Equipment, net, and finance lease liabilities are included in Short-term borrowings and current portion of long-term debt, and Long-term debt in the consolidated balance sheets.

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

The Company assesses lease assets for impairment whenever events or changes in circumstances indicate that the carrying value of the lease asset may not be recoverable. If this assessment indicates that such assets are impaired, the impairment is recognized in the period the changes occur and represent the amount by which the carrying value exceeds the fair value. Refer to Note 13: Leases for additional information on leases.

t) Share-based Payments
The Company grants stock options and restricted stock awards to employees and non-employees under either the Management Equity Investment and Incentive Plan ("MEIP") or the 2018 Omnibus Plans. For the time-based awards, the grant date fair value is recognized as compensation expense using the straight-line vesting method over the vesting period, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. For the performance-based awards, the grant date fair value is recognized as compensation expense as the awards vest based on the achievement of performance and market conditions, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. Refer to Note 12: Stock-based Payments for additional information on the Company's stock-based compensation plans.
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
v) Recently Issued Accounting Pronouncements
The Company has adopted the following new accounting standards that have been recently issued:
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (together with all subsequent amendments, Topic 842), which replaced most existing lease guidance under U.S. GAAP when it became effective on January 1, 2019. The new guidance requires a lessee to record a Non-current operating lease asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company elected to use the optional transition method upon adoption and did not revise comparative financial statements or disclosures. Adoption of Topic 842 did not have an impact on the opening balance of Accumulated deficit as of January 1, 2019. Refer to Note 13: Leases for additional information on leases.

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

The following recently issued accounting standards are not yet required to be reflected in the consolidated financial statements of the company:

Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (together with all subsequent amendments, ("Topic 326")), which replaces the current U.S. GAAP that requires an incurred loss methodology for recognizing credit losses and delays recognition until it is probable a loss has been incurred. Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. The Company will adopt Topic 326 on January 1, 2020 in accordance with the modified retrospective approach, which requires entities to record a cumulative-effect adjustment to retained earnings upon adoption. The Company is finalizing its evaluation of the effect the guidance will have on its financial statements, but the adoption impact is expected to be immaterial. After adoption, the Company will update the methodology used to calculate the reserve for credit losses for financial assets measured at amortized cost in scope of Topic 326, including trade receivables and contract assets. The updated methodology will incorporate historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of trade receivables and contract assets.

Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.

Financial Instruments
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
Note 3: Segment Data
The Company reports its operations through the following segments: (1) Americas, (2) EMEA and (3) APAC. The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA includes operations in the U.K., France, Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, China and other markets in the Asia Pacific region.
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to mergers, pre-IPO stock-based compensation, the deferred payment obligation related to the acquisition of Cassidy Turley, acquisition related costs, and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

Summarized financial information by segment is as follows (in millions):

	Year Ended December 31,			% Change in USD
	2019	2018	2017	2019 v 2018	2018 v 2017
Total Revenues
Americas	$6,172.1	$5,724.7	$4,600.2	8%	24%
EMEA	1,038.2	999.8	863.3	4%	16%
APAC	1,540.7	1,495.4	1,460.4	3%	2%
Total Revenues	$8,751.0	$8,219.9	$6,923.9	6%	19%

Adjusted EBITDA
Americas	$499.8	$450.3	$344.6	11%	31%
EMEA	100.4	107.9	108.8	(7)%	(1)%
APAC	124.2	100.9	75.1	23%	34%
Reconciliation of Segment Adjusted EBITDA to Net Income (loss) (in millions):

	Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA - Americas	$499.8	$450.3	$344.6
Adjusted EBITDA - EMEA	100.4	107.9	108.8
Adjusted EBITDA - APAC	124.2	100.9	75.1
Less:
Depreciation and amortization	(296.7)	(290.0)	(270.6)
Interest expense, net of interest income	(150.6)	(228.8)	(183.1)
(Provision) Benefit from income taxes	(42.6)	25.0	120.5
Integration and other costs related to merger	(112.5)	(192.2)	(328.3)
Pre-IPO stock-based compensation	(43.9)	(63.4)	(27.1)
Cassidy Turley deferred payment obligation	—	(33.0)	(44.0)
Acquisition related costs and other efficiency initiatives	(56.1)	(52.5)	—
Other	(21.8)	(10.0)	(17.2)
Net income (loss)	$0.2	$(185.8)	$(221.3)

Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (in millions):

	Year Ended December 31,
	2019	2018	2017
United States	$5,861.5	$5,403.6	$4,298.7
Australia	556.6	589.5	711.3
United Kingdom	396.2	425.9	364.6
All other countries	1,936.7	1,800.9	1,549.3
	$8,751.0	$8,219.9	$6,923.9

The long-lived assets in the table below are comprised of property and equipment (in millions):

	As of December 31,
	2019	2018
United States	$191.5	$216.9
United Kingdom	45.7	40.5
All other countries	62.2	56.4
	$299.4	$313.8

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the weighted average shares outstanding. As the Company was in a loss position for the years ended December 31, 2018 and December 31, 2017, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.
Potentially dilutive securities of approximately 12.2 million and 10.2 million for the years ended December 31, 2018 and 2017, respectively, were not included in the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic EPS
Net income (loss) attributable to shareholders	$0.2	$(185.8)	$(221.3)
Weighted average shares outstanding for basic earnings (loss) per share	217.7	171.2	143.9
Basic earnings (loss) per common share attributable to shareholders	$0.00	$(1.09)	$(1.54)
Diluted EPS
Net income (loss) attributable to shareholders	$0.2	$(185.8)	$(221.3)
Weighted average shares outstanding for basic earnings (loss) per share:	217.7	171.2	143.9
Dilutive effect of restricted stock units	5.3	—	—
Dilutive effect of stock options	1.5	—	—
Weighted average shares outstanding for diluted earnings (loss) per share	224.5	171.2	143.9
Diluted earnings (loss) per common share attributable to shareholders	$0.00	$(1.09)	$(1.54)

Note 5: Revenue
On January 1, 2018, the Company adopted and applied Topic 606 and all the related amendments to all contracts using the modified retrospective method. The Company recognized the cumulative effect on the consolidated balance sheet of applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit of $35.9 million as of January 1, 2018. Comparative information prior to Topic 606 adoption date has not been adjusted and continues to be reported under ASU 2017-13 Revenue Recognition ("Topic 605").

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
As of December 31, 2019 and December 31, 2018, we had contract assets of $313.4 million and $160.6 million and $26.7 million and $25.8 million, which were recorded in Prepaid expenses and other current assets and Other non-current assets, respectively, in the consolidated balance sheets.
As of December 31, 2019 and December 31, 2018, we had contract liabilities of $54.4 million and $66.8 million of which were recorded in Accounts payable and accrued expenses in the consolidated balance sheets. Contract liabilities as of December 31, 2019 and December 31, 2018 were reduced by $465.4 million and $587.3 million due to revenue recognition criteria being satisfied.
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Year Ended December 31, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,723.2	$412.8	$1,141.0	$5,277.0
Leasing	At a point in time	1,519.0	251.5	180.3	1,950.8
Capital markets	At a point in time	746.9	182.2	104.6	1,033.7
Valuation and other	At a point in time or over time	183.0	191.7	114.8	489.5
Total revenue		$6,172.1	$1,038.2	$1,540.7	$8,751.0

		Year Ended December 31, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,369.6	$371.1	$1,136.8	$4,877.5
Leasing	At a point in time	1,487.5	266.1	174.1	1,927.7
Capital markets	At a point in time	702.4	173.6	86.7	962.7
Valuation and other	At a point in time or over time	165.2	189.0	97.8	452.0
Total revenue		$5,724.7	$999.8	$1,495.4	$8,219.9

		Year Ended December 31, 2017
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,650.3	$278.6	$1,172.2	$4,101.1
Leasing	At a point in time	1,229.3	256.9	149.7	1,635.9
Capital markets	At a point in time	531.4	153.9	55.8	741.1
Valuation and other	At a point in time or over time	189.2	173.9	82.7	445.8
Total revenue		$4,600.2	$863.3	$1,460.4	$6,923.9

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
Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2019 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2017	$1,249.7	$249.0	$266.6	$1,765.3
Acquisitions	—	30.2	16.1	46.3
Measurement period adjustments	12.7	0.1	2.1	14.9
Effect of movements in exchange rates and other	(8.0)	(13.2)	(26.8)	(48.0)
Balance as of December 31, 2018	$1,254.4	$266.1	$258.0	$1,778.5
Acquisitions	160.3	11.5	12.7	184.5
Measurement period adjustments	(0.7)	—	0.4	(0.3)
Effect of movements in exchange rates and other	3.1	4.6	(1.3)	6.4
Balance as of December 31, 2019	$1,417.1	$282.2	$269.8	$1,969.1

Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified measurement period adjustments during the years ended December 31, 2019 and 2018 and adjusted the provisional goodwill amounts recognized.
For the years ended December 31, 2019, 2018 and 2017, the annual impairment assessment of goodwill has been completed resulting in no impairment, as estimated fair value of each of the identified reporting units was in excess of their carrying value.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of December 31, 2019
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,333.1	(827.5)	505.6
Other intangible assets	2 – 13	17.2	(6.2)	11.0
Total intangible assets		$1,896.3	$(833.7)	$1,062.6

		As of December 31, 2018
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,199.7	(637.1)	562.6
Other intangible assets	2 – 13	32.8	(13.2)	19.6
Total intangible assets		$1,778.5	$(650.3)	$1,128.2

Amortization expense was $187.3 million, $184.2 million and $180.2 million for the years ended December 31, 2019, 2018 and 2017 respectively. The estimated annual future amortization expense for each of the years ending December 31, 2020 through December 31, 2024 is $140.2 million, $56.1 million, $53.9 million, $50.6 million and $45.5 million, respectively.
No material impairments of intangible assets were recorded for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 7: Property and Equipment
Property and equipment consist of the following (in millions):

	As of December 31,
	2019	2018
Software	$226.4	$189.9
Plant and equipment	150.9	134.9
Leasehold improvements	222.2	205.8
Equipment under finance lease	55.3	43.6
Software under development	23.0	20.2
Construction in progress	10.5	12.2
	688.3	606.6
Less: Accumulated depreciation	(388.9)	(292.8)
Total property and equipment, net	$299.4	$313.8

Depreciation and amortization expense associated with property and equipment was $109.4 million, $105.8 million and $90.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

During 2018, the Company elected to terminate sixteen interest rate cap agreements, five interest rate swap agreements, and all of its cross-currency interest rate swap agreements. Amounts relating to these terminated derivatives recorded in Accumulated other comprehensive loss in the consolidated balance sheet will be amortized into earnings over the remaining life of the contracts, which were scheduled to expire between October 2019 and August 2021.
Effective January 1, 2019, the Company adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and has had an immaterial impact on the Company's financial statements and related disclosures. See Note 2: Summary of Significant Accounting Policies for additional information on the adoption.
Interest Rate Derivative Instruments
In January 2019, the Company entered into an interest rate swap agreement that became effective in the month of trade, expiring August 2025. The Company immediately designated this instrument as a cash flow hedge.
As of December 31, 2019, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of December 31, 2019 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss in the consolidated balance sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2019 and 2018, there were $74.5 million in pre-tax losses and $16.5 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-term Debt and Other Borrowings for discussion of these agreements. During the next twelve months, the Company estimates that pre-tax losses of $8.2 million will be reclassified to Interest expense on the consolidated statements of operations.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There were losses of $0.9 million, gains of $1.0 million and losses of $3.1 million included in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the Company had 23 foreign currency exchange forward contracts outstanding covering a notional amount of $498.2 million and $406.6 million, respectively. As of December 31, 2019 and 2018, the fair value of forward contracts disclosed above were included in Other current assets and Other current liabilities in the consolidated balance sheets. The Company does not net these derivatives in the consolidated balance sheets. As of December 31, 2019 and 2018, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of December 31, 2019 and 2018 (in millions):

		December 31, 2019		December 31, 2018
		Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$2,050.0	$—	$97.7	$—	$25.1
Non-designated:
Foreign currency forward contracts	498.2	1.0	2.2	0.5	0.8

The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the consolidated balance sheets. The Company does not net derivatives in the consolidated balance sheets.

The following tables presents the effect of derivatives designated as hedges, net of applicable income taxes, in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Year Ended December 31, 2017
Foreign currency cash flow hedges	$0.9	$11.0	$(9.7)	$2.2
Foreign currency net investment hedges	(1.9)	2.6	—	0.7
Interest rate cash flow hedges	(16.4)	1.0	(7.1)	(22.5)
	$(17.4)	$14.6	$(16.8)	$(19.6)
Year Ended December 31, 2018
Foreign currency cash flow hedges	$2.2	$(7.3)	$5.1	$—
Foreign currency net investment hedges	0.7	(1.3)	—	(0.6)
Interest rate cash flow hedges	(22.5)	1.1	8.1	(13.3)
	$(19.6)	$(7.5)	$13.2	$(13.9)
Year Ended December 31, 2019
Foreign currency cash flow hedges	$—	$—	$—	$—
Foreign currency net investment hedges	(0.6)	—	—	(0.6)
Interest rate cash flow hedges	(13.3)	88.5	3.8	79.0
	$(13.9)	$88.5	$3.8	$78.4
(1) Amount is net of related income tax expense (benefit) of $4.4 million, $0.7 million and $(2.9) million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Amount is net of related income tax (expense) benefit of $(3.1) million, $(1.9) million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Gains of $6.9 million and $9.8 million and losses of $8.4 million were reclassified into earnings during the years ended December 31, 2019, 2018 and 2017, respectively, relating to interest rate hedges and were recognized in Interest expense on the consolidated statements of operations.
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
Note 9: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	December 31, 2019	December 31, 2018
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $28.8 million and $31.9 million	$2,637.5	$2,661.3
Finance lease liability	20.3	19.5
Notes payable to former stockholders	0.3	0.4
Total long-term debt	2,658.1	2,681.2
Less current portion	(37.8)	(37.0)
Total non-current long-term debt	$2,620.3	$2,644.2

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
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. At December 31, 2019, as result of this expansion amendment, the Company had a total $3.7 billion credit agreement and $1.0 billion Revolver.
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2019, the rate is equal to 1-month LIBOR plus 3.25%. The 2018 First Lien Loan matures on August 21, 2025. As of December 31, 2019, the effective interest rate of the 2018 First Lien Loan is 5.3%.
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
Revolver
As of December 31, 2019 the Revolver was $1.0 billion and the Company had 0 outstanding funds drawn under the Revolver, which matures on August 21, 2023.
Borrowings under the Revolver, if any, bear interest at our option, at rates varying from 2.75% to 2.00% based on achievement of certain First Lien Net Leverage Ratios (as defined in the 2018 Credit Agreement).
The Revolver also includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of December 31, 2019 and 2018, the Company had issued letters of credit with an aggregate face value of $62.3 million and $57.6 million, respectively. These letters of credit were issued in the normal course of business.
The Revolver is also subject to a commitment fee. The commitment fee varies based on the Company's First Lien Net Leverage Ratio. The Company was charged $2.7 million, $1.5 million and $1.4 million of commitment fees during the years ended December 31, 2019, 2018 and 2017, respectively.
Financial Covenants and Terms
The 2018 Credit Agreement has a springing financial covenant for the benefit of the Revolver lenders only that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.
The Company was in compliance with all of its loan provisions under the 2018 Credit Agreement as of December 31, 2019.
Debt Refinancing
In January 2020, the Company refinanced the aggregate principal amount of its $2.7 billion term loan under substantially identical terms, including the same maturity date of August 21, 2025, except that the applicable margin on the LIBOR for the replacement term loan in respect of the Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.

Note 10: Employee Benefits
Defined contribution plans
The Company offers a variety of defined contribution plans across the world, in the U.S. benefit plans are pursuant to Section 401(k) of the Internal Revenue Code. For certain plans, the Company, at its discretion, can match eligible employee contributions of up to 100% of amounts contributed up to 3% of an individual’s annual compensation and subject to limitation under federal law. Additionally, the Company sponsors a number of defined contribution plans pursuant to the requirements of certain countries in which it has operations. Contributions to defined contribution plans are charged as an expense as the contributions are paid or become payable and are reflected in Cost of services and Operating, administrative and other on the consolidated statements of operations. Defined contribution plan expense was $38.8 million, $36.1 million and $27.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Defined benefit plans
The Company offers defined benefit plans in certain jurisdictions. In the U.K., the Company provides a funded defined benefit plan to certain employees and former employees and has an obligation to pay unfunded pensions to 6 former employees or their surviving spouses. The defined benefit plan provides benefits based on final pensionable salary and has been closed to new members and future accruals since October 31, 2009. Also, in the U.K., the Company operates a hybrid pension plan that includes characteristics of both a defined contribution and a defined benefit plan (the “Hybrid Plan”). The Company formally gave notice to freeze this plan effective March 31, 2002 and, subject to certain transitional arrangements, introduced a defined contribution plan for employees from that date.
The net asset/liability for defined benefit plans is presented within Other non-current assets and is comprised of the following (in millions):

	As of December 31, 2019	As of December 31, 2018
Present value of funded obligations	$(209.2)	$(182.9)
Fair value of defined benefit plan assets	223.9	188.2
Net asset/(liability)	$14.7	$5.3

The Company has no legal obligation to settle the liabilities with an immediate contribution or an additional one-off contribution. The Company intends to continue to contribute to its defined benefit plans at a rate in line with the latest recommendations provided by the plans’ actuaries and trustees.
Total employer contributions expected to be paid for the year ending December 31, 2020 for the U.K. defined benefit plans are $5.0 million.

Changes in the net asset/ liability for defined benefit plans were as follows (in millions):

	As of December 31, 2019	As of December 31, 2018
Change in pension benefit obligations:
Balance at beginning of year	$(182.9)	$(222.6)
Service cost	(0.3)	—
Interest cost	(5.2)	(5.1)
Actuarial gains (losses)	(20.8)	17.2
Benefits paid	8.7	14.3
Foreign exchange movement	(8.7)	13.3
Balance at end of year	(209.2)	(182.9)

Change in pension plan assets:
Balance at beginning of year	188.2	213.6
Actual return on plan assets	30.2	(7.5)
Employer contributions	5.3	9.5
Benefits paid	(8.7)	(14.3)
Foreign exchange movement	8.9	(13.1)
Balance at end of year	223.9	188.2

Over funded status at end of year	$14.7	$5.3

Total amounts recognized in the consolidated statements of operations were as follows (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Service and other cost	$(0.3)	$—	$(2.6)
Interest cost	(5.2)	(5.1)	(7.2)
Expected return on assets	7.9	8.4	8.9
Curtailments, settlements and terminations	—	—	9.6
Amortization of net loss	(0.1)	(0.1)	(0.3)
Net periodic pension benefit	$2.3	$3.2	$8.4

Total actuarial gains and losses recognized in Accumulated other comprehensive loss were as follows (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cumulative actuarial (losses) gains at beginning of year	$(3.4)	$(6.4)	$(10.8)
Actuarial gains (losses) recognized during the period, net of tax[1]	2.2	1.8	3.3
Amortization of net loss	0.1	0.1	0.3
Curtailments, settlements and terminations	—	—	2.1
Foreign exchange movement	(0.2)	1.1	(1.3)
Cumulative actuarial losses at end of year	$(1.3)	$(3.4)	$(6.4)
(1) Actuarial (losses) gains recognized are reported net of tax benefit (expense) of $0.8 million, $0.6 million and $(1.1) million for the years ended December 31, 2019, 2018 and 2017 respectively.
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

Principal actuarial assumptions	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Discount rate	2.4%	2.9%	2.4%
Expected return on plan assets	3.4%	4.2%	4.3%
The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. A lower discount rate would increase the present value of the benefit obligation. Other changes in actuarial assumptions, such as plan participants’ life expectancy, can also have a material impact on the net benefit obligation.

Major categories of plan assets:	Year Ended December 31, 2019	Year Ended December 31, 2018
Equity instruments	34%	43%
Debt, cash and other instruments	66%	57%
Total - Major categories of plan assets	100%	100%

Plan assets of $200.0 million and $188.2 million were held within instruments whose fair values can be readily determinable, but do not have regular active market pricing (Level 2) as of December 31, 2019 and 2018, respectively. Assets include marketable equity securities in both U.K. and U.S. companies, including U.S. and non-U.S. equity funds. Debt securities consist of mainly fixed income bonds, such as corporate or government bonds. For certain funds, the assets are valued using bid-market valuations provided by the funds’ investment managers. The plans do not invest directly in property occupied by the Company or in financial securities issued by the Company.
In addition, plan assets of $6.7 million were held within instruments with unobservable inputs (Level 3) as of December 31, 2019. These assets include private credit funds. As of December 31, 2019, plans assets of $17.2 million were held within instruments whose fair values can be readily determinable through observable, quoted prices in active markets (Level 1), and these assets consist primarily of cash.
The investment strategies are set by the independent trustees of the plans and are established to achieve a reasonable balance between risk and return and to cover administrative expenses, as well as to maintain funds at a level to meet any applicable minimum funding requirements. The actual asset allocations as of December 31, 2019 and 2018 approximate each plan’s target asset allocation percentages and are consistent with the objectives of the trustees, particularly in relation to diversification, risk, expected return and liquidity.
Expected future benefit payments for the defined benefit pension plans are as follows (in millions):

Year Ending December 31,
2020	$7.6
2021	7.5
2022	7.7
2023	8.4
2024	8.6
From 2024 to 2028	44.3

Note 11: Income Taxes
The significant components of income/(loss) before income taxes and the income tax provision/(benefit) from continuing operations are as follows (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
United States	$(38.6)	$(65.6)	$(231.4)
Other countries	81.4	(145.2)	(110.4)
Income/(loss) before income tax	$42.8	$(210.8)	$(341.8)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
United States federal:
Current	$17.4	$(3.2)	$1.4
Deferred	(14.6)	(47.8)	(180.4)
Total United States federal income taxes	2.8	(51.0)	(179.0)
United States state and local:
Current	13.4	(0.2)	17.1
Deferred	(19.5)	(1.1)	4.6
Total United States state and local income taxes	(6.1)	(1.3)	21.7
All other countries:
Current	57.9	37.1	44.4
Deferred	(12.0)	(9.8)	(7.6)
Total all other countries income taxes	45.9	27.3	36.8
Total income tax provision/(benefit)	$42.6	$(25.0)	$(120.5)

Differences between income tax expense reported for financial reporting purposes and tax expense computed based upon the application of the United States federal tax rate to the reported income/(loss) before income taxes are as follows (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Reconciliation of effective tax rate
Income/(loss) before income taxes	$42.8	$(210.8)	$(341.8)
Taxes at the statutory rate	9.0	(44.9)	(119.7)
Adjusted for:
State taxes, net of the federal benefit	(2.9)	(1.2)	8.7
Other permanent adjustments	19.3	11.3	(5.3)
Foreign tax rate differential	0.3	0.5	13.3
Change in valuation allowance	(9.7)	41.1	30.5
Impact of repatriation	12.0	(0.7)	7.7
Uncertain tax positions	4.3	0.7	11.3
Transfer pricing	—	—	(13.1)
Deferred tax inventory	4.5	—	—
Impact of restructuring	6.0	—	—
Other, net	(0.2)	(2.6)	7.0
Impact of US tax reform	—	(29.2)	(60.9)
Income tax expense/(benefit)	$42.6	$(25.0)	$(120.5)

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities are as follows (in millions):

	As of December 31, 2019	As of December 31, 2018
Deferred tax assets
Liabilities	$204.0	$107.8
Deferred expenditures	78.9	73.6
Employee benefits	82.4	45.5
Tax losses / credits	152.7	199.2
Intangible assets	17.7	18.5
Other	3.7	10.8
	539.4	455.4
Less: valuation allowance	(183.5)	(206.6)
Total deferred tax assets	$355.9	$248.8

Deferred tax liabilities
Property, plant and equipment	$(14.7)	$(25.2)
Intangible assets	(253.5)	(259.7)
Income recognition	(14.4)	(16.3)
Right-of-use asset	(96.7)	—
Total deferred tax liabilities	(379.3)	(301.2)
Total net deferred tax liabilities	$(23.4)	$(52.4)

The Company had total valuation allowances of $183.5 million and $206.6 million at December 31, 2019 and 2018, respectively, as it was determined that it was more likely than not that certain deferred tax assets would not be realized. These valuation allowances relate to tax loss carryforwards, other tax attributes and temporary differences that are available to reduce future tax liabilities.
The total amount of gross unrecognized tax benefits was $26.9 million and $23.5 million at December 31, 2019 and 2018, respectively. It is reasonably possible that unrecognized tax benefits could change by approximately $4.4 million during the next twelve months. Accrued interest and penalties related to uncertain tax positions are included in the tax provision. The Company accrued interest and penalties of $8.6 million and $10.1 million as of December 31, 2019 and 2018, respectively, net of federal and state income tax benefits as applicable. The provision for income taxes includes expense for interest and penalties (release of interest and penalties) of $(1.5) million, $1.2 million and $2.5 million in 2019, 2018 and 2017 respectively, net of federal and state income tax benefits as applicable.
Changes in the Company’s unrecognized tax benefits are (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning of year	$23.5	$26.3	$21.1
Increases from prior period tax positions	5.4	1.3	7.6
Decreases from prior period tax positions	(0.8)	(3.0)	(0.7)
Increases from current period tax positions	4.7	0.2	4.4
Decreases relating to settlements with taxing authorities	(5.9)	(1.3)	(6.1)
End of year	$26.9	$23.5	$26.3

The Company is subject to income taxation in various U.S. states and foreign jurisdictions. Generally, the Company’s open tax years include those from 2006 to the present, although audits by taxing authorities for more recent years have been completed or are in process in several jurisdictions. As of December 31, 2019, the Company is under examination in the U.S., Singapore, and India.
As of December 31, 2019, and 2018, the Company has accumulated $6.5 billion and $2.8 billion of undistributed earnings. These earnings do not meet the indefinite reinvestment criteria because the Company does not intend to permanently reinvest such earnings. The deferred tax liability of $16.9 million as of December 31, 2019 relates to income taxes and withholding taxes on potential future distributions of cash balances in excess of working capital requirements.
As of December 31, 2019, and 2018, the Company had available operating loss carryforwards of $149.5 million and $191.0 million, respectively, which will begin to expire in 2020, and foreign tax credit carryforwards of $4.0 million and $8.2 million, respectively. The Company also had a U.S. interest expense disallowance carryforward of $76.8 million and $54.1 million as of December 31, 2019 and 2018, respectively, which has an indefinite carryforward.
The change in deferred tax balances for operating loss carryovers from 2018 to 2019 includes increases from current year losses and decreases from current year utilization. The jurisdictional location of the operating loss carryforward is broken out as follows:

	As of December 31, 2019	Range of expiration dates
United States	$23.0	2020 - Indefinite
All other countries	126.5	2020 - Indefinite
Total	$149.5

Valuation allowances have been provided regarding the tax benefit of certain net operating loss, interest expense disallowance, and tax credit carryforwards, for which it has been concluded that it is more likely than not that the deferred tax asset will not be realized. Management assesses the positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over a three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. Valuation allowances were decreased in 2019 by $23.1 million overall, primarily due to the expected future utilization and current year consumption of the tax attributes.

Note 12: Stock-based Payments
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
Time-Based Options
Time-based options vest over the requisite service period, which is generally between two years to five years. The compensation cost related to time-based options is recognized over the requisite service period using the straight-line vesting method. In accordance with ASU 2016-09, the Company will no longer estimate forfeitures, but instead record actual forfeiture activity as it occurs.
There were no time-based options granted during 2019. The fair value of time-based options granted during 2018 and 2017 was $6.13 and $5.02 per option, respectively. As there were multiple option grants during 2018 and 2017, assumptions below are calculated using a weighted average based on total shares issued. Fair value of time-based options was determined using the Black-Scholes model using the following assumptions:

	2019 (none granted)	2018	2017
Exercise price	$—	$17.00	$17.00
Expected option life	—	6.4 years	5.5 years
Risk-free interest rate	—%	2.8%	2.3%
Historical volatility rate	—%	29.0%	26.9%
Dividend yield	—%	—%	—%

The weighted average exercise price of the time-based options granted during both 2018 and 2017 was $17.00, which approximates the fair value of an ordinary share on the grant date. Because the Company has limited historic exercise behavior, the simplified method was used to determine the expected option life, which is calculated by averaging the contractual term and the vesting period. The risk-free interest rate is based on zero-coupon risk-free rates with a term equal to the expected option life. The historical volatility rate is based on the average historical volatility of a peer group over a period equal to the expected option life. The dividend yield is 0% as the Company has not paid any dividends nor does it plan to pay dividends in the near future.
In December 2017, the Company provided the ability for certain individuals to convert a specified number of performance-based options to time-based options which fully vested in 2019. In total, 1.3 million options were modified as part of this arrangement. Per ASC 718, the Company recorded incremental expense of $3.7 million during the year ended December 31, 2017 for the modified shares. As the performance condition of the modified options was not considered probable, no expense had been recorded to date prior to the modification.
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	2.2	$10.65	8.6	$14.2
Granted	0.1	17.00
Granted through modification	1.3	11.06
Exercised	0.0	12.00
Forfeited	(0.1)	11.79
Outstanding as of December 31, 2017	3.5	$10.88	8.5	$13.8
Granted	0.2	17.00
Exercised	(0.3)	10.19
Forfeited	(0.1)	12.58
Outstanding as of December 31, 2018	3.3	$11.23	6.8	$11.8
Granted	—	—
Exercised	(0.6)	10.05
Forfeited	(0.1)	11.19
Outstanding as of December 31, 2019	2.6	$11.51	5.9	$24.3
Exercisable as of December 31, 2019	1.9	$10.67	5.7	$19.0

Total recognized compensation cost related to these stock option awards was $4.6 million, $6.0 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the total unrecognized compensation cost related to non-vested time-based option awards was $1.0 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.
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
There were no performance-based options granted during 2019. The fair value of performance-based options granted during 2018 and 2017 was $1.25 and $2.23, respectively. As the performance-based options contain a market condition, the Company determined the fair value of these options using a Monte Carlo simulation model, which used the following assumptions:

	2019 (none granted)	2018	2017
Exercise price	$—	$17.00	$17.00
Expected term (1)	—	1.1 years	1.2 years
Risk-free interest rate (2)	—%	1.9% to 2.0%	0.4% to 1.5%
Historical volatility rate	—%	22.3% to 27.1%	25.4% to 29.0%
Dividend yield	—%	—%	—%

(1)	The expected term is an average expected term. The expected term assumption is based on an expected liquidity date probability distribution over the course of the next to one to two years.

(2)	The rate used for the awards granted in 2018 and 2017 is based on zero-coupon risk-free rates with a term equal to the expected term. The resulting rates range from 0.4% to 2.0%.
At the modification date in November 2018, the Company considered achievement of the added share-price based market condition to be probable. The weighted average fair value of the awards as a result of the modification was $9.13. As such the Company began recognizing expense for all such options as of the modification date. The expense for the modified awards was recognized over the period in which the Company expected the new market condition to be obtained, which the Company determined to be one year.
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	3.6	$10.90	8.6	$22.2
Granted	0.1	17.00
Modified (1)	(1.3)	11.06
Forfeited	(0.8)	10.50
Outstanding as of December 31, 2017	1.6	$11.23	7.8	$9.5
Granted	0.1	17.00
Forfeited	(0.2)	11.98
Outstanding as of December 31, 2018 (2)	1.5	$11.48	6.9	$4.5
Granted	—	—
Exercised	—	—
Forfeited	(0.1)	10.87
Outstanding as of December 31, 2019	1.4	$11.64	5.9	$12.0
Exercisable as of December 31, 2019	—	—	—	—
(1) As discussed above, 1.3 million shares were converted to time-based options during December 2017.
(2) During 2018, the Company modified all outstanding performance-based options to include an additional market-based condition.
Total recognized compensation cost related to these stock option awards was $11.0 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the compensation cost for performance-based options was fully recognized.

Restricted Stock Units
Co-Investment RSUs
In 2018 and 2017, the Company offered certain management employees two options to purchase or otherwise acquire shares. Management may purchase shares with cash, or they may elect to receive RSUs in lieu of all or a portion of their targeted cash bonus under the target Annual Incentive Plan (“AIP”). Participants choosing to receive RSUs under the AIP were granted a fixed number of RSUs based upon the fair value of an equity share at the grant date. 50% of the RSUs will vest on the annual AIP payment date in March of the following year, and the remaining 50% will vest one year later. If an individual’s actual bonus does not meet the total level of RSUs elected, any shortfall of shares will be forfeited. The Company recognizes compensation cost over the requisite service period using the straight-line vesting method. Since the co-investment RSUs are classified as equity awards, the fair value of the RSUs is the fair value of a limited liability share at the grant date. There are no vesting terms for shares purchased with cash, and as such, these awards are not considered compensation and are accounted for as an equity issuance.
Time-Based and Performance-Based RSUs
The Company may award certain individuals with RSUs. Time-based RSUs ("TBRSUs") contain only a service condition, and the related compensation cost is recognized over the requisite service period of between two and five years using the straight-line vesting method. The Company has determined the fair value of TBRSUs as the fair value of an ordinary share on the grant date. For any shares granted to non-employees, the expense is adjusted for any changes in fair value at the end of each reporting period under the guidance in ASC 505-50.

In March 2019, the Company granted 1.8 million TBRSUs to a select group of management and employees. An additional 0.1 million TBRSUs were granted throughout the remainder of the year. The compensation cost for these grants will be recognized over the requisite service period of four years.

As of December 31, 2019, the Company does not have any outstanding share awards that are liability classified as all shares granted have been determined to be equity instruments and are recorded into equity based on the straight-line vesting method noted above.
Performance-based RSUs ("PBRSUs") vest upon the achievement of a performance condition (change of control or liquidity event as defined in the award agreements) and a market condition (specified return upon the completion of a change of control or liquidity event). In November 2018, the majority of outstanding PBRSUs were modified to include an additional market condition connected to the Company's share price. The Company considered achievement of the newly added share-price based market condition to be probable. Based on this fact pattern, the Company began recognizing expense for all such awards as of the modification date. The expense for the modified awards was fully recognized as of the modification date and the modification also removed any future service condition from the awards. As the PBRSUs granted during 2018 contain a market condition, their fair value at grant date was determined using a Monte Carlo simulation using the assumptions described within the performance-based option section above. The weighted average fair value of PBRSUs granted during the year ended December 31, 2018 ranged from $2.00 per award to $3.68 per award.
In March 2019, the Company granted 0.4 million PBRSUs to a select group of management and employees. Of the new grants, 50% were margin accretion-based and 50% were total shareholder return ("TSR") based. As the margin accretion-based PBRSUs contain a performance condition, their fair value was equal to the fair value of an ordinary share on the grant date. The Company considered the achievement of the margin accretion-based awards' performance condition to be probable and therefore began recognizing expense for all such awards as of the grant date. As the TSR-based PBRSUs contain a market condition, their fair value at grant date was determined using a Monte Carlo simulation model, which used the following assumptions:

	2019	2018 (none granted)	2017 (none granted)
Stock price	$17.85	$—	$—
Time to maturity	3.0 years	—	—
Risk-free interest rate	2.4%	—%	—%
Historical volatility rate	27.4%	—%	—%
Correlation coefficients	24.0%	—%	—%
TSR starting factor	1.0	—	—
Dividend yield	—%	—	—

The stock price is equal to the fair value of an ordinary share on the grant date. Time to maturity is based on the term between the valuation date and maturity date. The rate used for the TSR-based awards is based on zero-coupon risk-free rates with a term equal to the expected time to maturity of the award. As the Company has limited publicly traded stock quotes, the average daily historical stock price volatility of a peer group for a period immediately preceding the date to the remaining time of maturity is used to determine the volatility for the PBRSUs. Similarly, the average daily correlation of peers was used to estimate the correlation of the Company in regards to our peer group (Russell 3000). The dividend yield is 0% as the Company has not paid any dividends nor does it plan to pay dividends in the near future.

The Company considered achievement of TSR-based awards' market condition to be probable and therefore began recognizing expense for all such awards as of the grant date. The fair value of the PBRSUs granted during the year ended December 31, 2019 ranged from $17.85 per margin-accretion based award to $21.43 per TSR-based award.
The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Unvested as of December 31, 2016	0.8	$10.90	7.6	$13.36	2.5	$1.50
Granted	0.1	17.00	0.5	17.00	—	—
Vested	(0.1)	12.00	(0.9)	11.81	—	—
Forfeited	(0.1)	12.00	(0.2)	12.16	—	—
Unvested as of December 31, 2017	0.7	$11.28	7.0	$13.48	2.5	$1.50
Granted	0.1	17.00	0.7	17.09	0.2	3.18
Granted through modification	—	—	1.8	18.08	0.9	17.29
Vested	(0.1)	10.32	(1.6)	14.63	(0.2)	17.29
Modified	—	—	—	—	(2.7)	1.56
Forfeited	(0.1)	11.77	(0.1)	13.44	—	—
Unvested as of December 31, 2018	0.6	$11.50	7.8	$14.63	0.7	$15.94
Granted	—	—	1.9	17.78	0.4	19.64
Vested	(0.6)	11.38	(3.9)	17.41	—	—
Forfeited	(0.0)	17.00	(0.1)	16.55	—	—
Unvested as of December 31, 2019	0.0	$17.00	5.7	$15.63	1.1	$17.08

The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Year Ended December 31,			Unrecognized at December 31, 2019
	2019	2018	2017
Time-Based RSUs	$43.4	$43.8	$20.0	$53.0
Co-Investment RSUs	0.4	0.6	1.5	0.1
Performance-Based RSUs	1.9	15.4	—	4.9
Equity classified compensation cost	$45.7	$59.8	$21.5	$58.0
Liability classified compensation cost (1)	—	4.9	8.1	—
Total RSU stock-based compensation cost	$45.7	$64.7	$29.6	$58.0
(1) In the third quarter of 2018, all liability classified awards were reclassified to equity, due to certain contingencies being lifted.
The total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted average period of approximately 1.9 years.

Note 13: Leases
As stated in Note 2: Summary of Significant Accounting Policies, the Company adopted Topic 842 effective January 1, 2019 using the optional transition method and did not revise prior comparative periods. Consequently, the Company’s reporting for the comparative periods will continue to be in accordance with previously existing GAAP (Topic 840, Leases).
For the year ended December 31, 2019 Reported in Accordance with Topic 842, the components of lease cost were as follows (in millions):

Year Ended December 31, 2019
Operating lease cost	$152.7

Finance lease cost:
Amortization of assets	11.7
Interest on lease liabilities	0.6
Total finance lease cost	$12.3

Variable lease cost	$30.4

Sublease income	$12.2

Supplemental balance sheet information related to leases was as follows (in millions):

As of December 31, 2019
Operating Leases
Non-current operating lease assets	$490.7

Other current liabilities	118.6
Non-current operating lease liabilities	457.1
Total operating lease liabilities	$575.7

Finance Leases
Property and equipment, gross	$55.3
Accumulated depreciation	(36.7)
Property and equipment, net	$18.6

Short-term borrowings and current portion of long-term debt	$10.7
Long-term debt	9.6
Total finance lease liabilities	$20.3

Weighted Average Remaining Lease Term (in years)
Operating leases	5.9 years
Finance leases	3.7 years

Weighted Average Discount Rate
Operating leases	5.9%
Finance leases	4.6%

Supplemental cash flow information related to leases was as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts used in the measurement of lease liabilities:
Operating cash flows used in operating leases	$158.8
Operating cash flows used in finance leases	0.6
Assets obtained in exchange for lease obligations:
Operating leases	49.9
Finance leases	12.3

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2020	$147.3	$10.9
2021	122.1	6.5
2022	104.9	2.6
2023	88.4	0.7
2024	78.8	—
Thereafter	143.6	—
Total lease payments	685.1	20.7
Less imputed interest	109.4	0.4
Total	$575.7	$20.3

As of December 31, 2019, we have operating leases that have not yet commenced for approximately $20.0 million. These operating leases will commence in 2020 with lease terms ranging from three years to twelve years.
For the year ended December 31, 2018 Reported in Accordance with Topic 840
The Company entered into operating leases for real estate and equipment such as, motor vehicles and IT equipment. Additionally, the Company entered into capital leases for the use of furniture, motor vehicles and IT equipment. Generally, both operating and capital leases have limited restrictions or covenants on the Company for incurring additional financial obligations. Total net rent expense of $136.0 million, net of sublease income of $13.2 million, for the year ended December 31, 2018.
Additionally, the Company entered into capital leases as a means of funding the acquisition of furniture and equipment and acquiring access to real estate and vehicles. Rental payments are generally fixed, with no special terms or conditions.
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

Note 14: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to eight years and maximum potential future payments of approximately $40.9 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the consolidated balance sheets. As of December 31, 2019 and 2018, contingent liabilities recorded within Other current liabilities were $74.8 million and $69.5 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $22.5 million and $23.4 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At December 31, 2019 and 2018, E&O and other claims were $30.2 million and $32.8 million, respectively, and workers’ compensation liabilities were $67.1 million and $60.1 million, respectively, included within Other current liabilities and Other non-current liabilities in the consolidated balance sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances as of December 31, 2019 and 2018 totaling $3.5 million and $3.9 million, respectively.
Note 15: Related Party Transactions
TPG Capital, L.P. (“TPG”) and PAG Asia Capital Limited (“PAG”), which are significant shareholders of the Company, previously provided management and transaction advisory services to the Company pursuant to a management services agreement. Under the management services agreement, the Company paid an annual fee of $4.3 million, payable quarterly, for management advisory services. In conjunction with the Company’s IPO in 2018, the management services agreement governing these payments was terminated and resulted in a termination fee of $11.9 million. For the years ended December 31, 2019, 2018, and 2017 the Company had no other material transactions with the majority shareholders.
Transactions with equity accounted investees
As of December 31, 2019 and 2018, the Company had no material sales or purchases with equity accounted investees.
As of December 31, 2019 and 2018, the Company had no material receivables or payables with equity accounted investees.
Receivables from affiliates
As of December 31, 2019 and 2018, the Company had receivables from affiliates of $33.4 million and $31.7 million and $198.8 million and $214.3 million that are included in Prepaid expenses and other current assets and Other non-current assets, respectively, in the consolidated balance sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
There were no significant transfers in or out of Level 1 and Level 2 during the years ended December 31, 2019 and 2018. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's consolidated financial statements for the year ended December 31, 2018.
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
The estimated fair value of external debt was $2.7 billion and $2.6 billion as of December 31, 2019 and 2018, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $2.7 billion as of December 31, 2019 and 2018, which excludes debt issuance costs. See Note 9: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in millions):

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$206.9	$206.9	$—	$—
Deferred compensation plan assets	54.9	54.9	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Deferred purchase price receivable	66.9	—	—	66.9
Total	$329.7	$261.8	$1.0	$66.9
Liabilities
Deferred compensation plan liabilities	$51.3	$51.3	$—	$—
Foreign currency forward contracts	2.2	—	2.2	—
Interest rate swap agreements	97.7	—	97.7	—
Earn-out liabilities	24.6	—	—	24.6
Total	$175.8	$51.3	$99.9	$24.6

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$173.5	$173.5	$—	$—
Deferred compensation plan assets	48.8	48.8	—	—
Foreign currency forward contracts	0.5	—	0.5	—
Deferred purchase price receivable	140.1	—	—	140.1
Total	$362.9	$222.3	$0.5	$140.1
Liabilities
Deferred compensation plan liabilities	$47.7	$47.7	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Interest rate swap agreements	25.1	—	25.1	—
Earn-out liabilities	38.3	—	—	38.3
Total	$111.9	$47.7	$25.9	$38.3
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
Deferred compensation plan assets are presented within Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheets. Deferred compensation liabilities are presented within Accrued compensation and Other non-current liabilities in the condensed consolidated balance sheets.
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
Earn-out Liabilities
The Company has various contractual obligations associated with the acquisition of several real estate service companies in the United States, Australia, Canada and Europe that were completed during the years ended December 31, 2019 and 2018. These acquisitions included contingent consideration, comprised of earn-out payments to the sellers subject to achievement of certain performance criteria in accordance with the terms and conditions set forth in the purchase agreements. An increase to a probability of achievement would result in a higher fair value measurement.

These amounts disclosed above are included in Other current and other long-term liabilities within the consolidated balance sheets. As of December 31, 2019, the Company had the potential to make a maximum of $30.6 million and a minimum of $0.0 million (undiscounted) in earn out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next four years.
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
The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2019	2018
Balance as of January 1,	$38.3	$51.3
Purchases/additions	6.2	5.9
Net change in fair value and other adjustments	4.0	3.4
Payments	(23.9)	(22.3)
Balance as of December 31,	$24.6	$38.3

Note 17: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million and extended the termination date to August 20, 2021, unless extended or an earlier termination event occurs. The termination date was further extended to August 20, 2022 in December 2019. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell (or contribute) receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of December 31, 2019 and 2018, the Company had $85.0 million and $0.0 million drawn on the investment limit, respectively.
All transactions under the A/R Securitization are accounted for as a true sale in accordance with ASC 860, Transfers and Servicing ("Topic 860"). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the statement of financial position. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with Topic 860. The Company has elected the amortization method for subsequent measurement of the servicing liability, which is assessed for impairment or increased obligation at each reporting date. As of December 31, 2019 and 2018, the Company reported servicing liabilities of $1.3 million and $3.4 million, and $2.1 million and $0.4 million in Other current liabilities and Other non-current liabilities, respectively, on the consolidated balance sheets. For years ended December 31, 2019 and 2018, the Company recorded servicing liability amortization of $1.4 million and $1.1 million, respectively.

This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the years ended December 31, 2019 and 2018, receivables sold under the A/R securitization were $1.2 billion and $1.1 billion, respectively, and cash collections from customers on receivables sold were $1.2 billion and $1.1 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the consolidated statement of cash flows. As of December 31, 2019 and 2018, the outstanding principal on receivables sold under the A/R Securitization were $187.8 million and $173.7 million, respectively. Refer to Note 16: Fair Value Measurements for additional discussion on the fair value of the DPP as of December 31, 2019 and 2018.
Note 18: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the audited consolidated balance sheets to the sum of such amounts presented in the audited consolidated statements of cash flows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents, beginning of period	$895.3	$405.6	$382.3
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	70.1	62.3	42.5
Total cash, cash equivalents and restricted cash in the statements of cash flows, beginning of period	$965.4	$467.9	$424.8

Cash and cash equivalents, end of period	$813.2	$895.3	$405.6
Restricted cash recorded in Prepaid expenses and other current assets, end of period	59.1	70.1	62.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$872.3	$965.4	$467.9

Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cash paid for:
Interest	$150.1	$184.0	$142.1
Income taxes	58.7	50.6	36.8
Non-cash investing/financing activities:
Property and equipment acquired through finance leases	12.3	7.2	14.0
Deferred and contingent payment obligation incurred through acquisitions	22.6	21.1	50.3
Equity issued in conjunction with acquisitions	—	0.7	1.0
Increase in beneficial interest in a securitization	11.8	13.2	41.9

Note 19: Subsequent Events
The Company has evaluated subsequent events through February 28, 2020, the date on which these financial statements were issued. Refer to Note 9: Long-term Debt and Other Borrowings for our subsequent event disclosure.

Note 20: Parent Company Information

Cushman & Wakefield plc
Parent Company Information
Condensed Balance Sheets

	As of December 31,
(in millions, except per share data)	2019	2018
Assets
Cash	$10.7	$10.5
Accounts receivables	85.4	34.9
Investments in subsidiaries	1,270.9	1,348.9
Total assets	$1,367.0	$1,394.3

Liabilities and Equity

Liabilities
Trade and other payables	$65.7	$34.2
Total liabilities	65.7	34.2

Equity
Ordinary shares, nominal value $0.10 per share, 219.5 shares issued and outstanding at December 31, 2019 and ordinary shares nominal value $0.10 per share, 216.6 shares issued and outstanding at December 31, 2018	22.0	21.7
Additional paid-in-capital	2,819.5	2,791.2
Treasury stock, at cost	(0.4)	—
Accumulated deficit	(1,297.0)	(1,298.4)
Accumulated other comprehensive loss	(242.8)	(154.4)
Total equity	1,301.3	1,360.1

Total liabilities and equity	$1,367.0	$1,394.3

Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2019	2018	2017
Interest and other income	$—	$2.6	$—
Interest and other expense	(0.2)	(17.9)	(5.8)
Income (loss) in earnings of subsidiaries	0.4	(170.5)	(215.5)
Income (loss) before taxes	0.2	(185.8)	(221.3)
Net income (loss) attributable to the Parent Company	0.2	(185.8)	(221.3)
Other comprehensive income (loss) of subsidiaries	(88.4)	(67.2)	61.3
Comprehensive loss attributable to the Parent Company	$(88.2)	$(253.0)	$(160.0)

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$0.2	$(185.8)	$(221.3)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
(Income) loss in earnings of subsidiaries	(0.4)	170.5	215.5
Unrealized foreign exchange gain	—	—	—
Increase in trade and other receivables	—	(128.7)	—
Increase in trade and other payables	—	20.0	0.5
Increase in other liabilities	—	6.2	5.8
Net cash (used in) provided by operating activities	(0.2)	(117.8)	0.5
Cash flows from investing activities:
Investment in subsidiaries	—	(865.5)	(22.5)
Net cash used in investing activities	—	(865.5)	(22.5)
Cash flows from financing activities:
Proceeds from issuance of common stock	0.3	—	22.0
Proceeds from initial public offering, net of underwriting	—	831.4	—
Proceeds from private placement	—	179.5	—
Payments of initial public offering and private placement costs	—	(17.3)	—
Other financing activities	0.1	0.2	—
Net cash provided by financing activities	0.4	993.8	22.0
Change in cash and cash equivalents	0.2	10.5	—
Cash and cash equivalents, beginning of year	10.5	—	—
Cash and cash equivalents, end of year	$10.7	$10.5	$—

Supplemental disclosure of non-cash activities:
Accretion of deferred purchase obligation	—	19.7	20.8
Capital contributions to subsidiaries	—	—	6.2
Stock-based compensation	61.3	51.4	43.3
Acquisition and disposal of non-controlling interest	—	—	2.0

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

The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The total restricted net assets as of December 31, 2019 are $1.1 billion.
Dividends
The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financings agreements (see Note 9: Long-term Debt and Other Borrowings). During the fiscal years ended December 31, 2019, 2018 and 2017, the Parent Company’s consolidated subsidiaries did not pay any cash dividends to the Parent Company.

Cushman & Wakefield plc
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)
The tables on the following pages set forth certain consolidated statements of operations data for each of our past eight quarters. In management’s view, this information has been presented on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments and accruals, we consider necessary for a fair presentation. The unaudited consolidated quarterly financial information includes where applicable, retrospective application of accounting standards that became effective in the first quarter of the year presented. The unaudited consolidated quarterly financial information should be read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any future period.

	For the Three Months Ended
(in millions, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$1,903.0	$2,121.7	$2,118.8	$2,607.5
Operating (loss)/income	(26.0)	53.2	37.0	123.1
Net (loss) income	(20.9)	6.3	11.7	3.1
Net (loss) earnings per share, basic	(0.10)	0.03	0.05	0.01
Net (loss) earnings per share, diluted	(0.10)	0.03	0.05	0.01

	For the Three Months Ended
(in millions, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$1,767.7	$1,974.3	$2,076.0	$2,401.9
Operating (loss)/income	(81.9)	30.6	20.6	43.2
Net loss	(92.9)	(33.5)	(41.4)	(18.0)
Net loss per share, basic	(0.64)	(0.23)	(0.22)	(0.09)
Net loss per share, diluted	(0.64)	(0.23)	(0.22)	(0.09)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None noted.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15 of the Exchange Act requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the period covered by this Annual Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of December 31, 2019 to accomplish their objectives at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2019.
On January 2, 2019, we acquired a facilities management company, Quality Solutions, Inc. (“QSI”), which had revenues of $198.6 million in 2019 and assets of $57.9 million as of December 31, 2019. QSI represents approximately 2% of overall revenue and 1% of total assets, which is immaterial in relation to the Company's global total revenue and assets. Accordingly, QSI is excluded from our report on internal control over financial reporting.
Under guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition while integrating the acquired company.
KPMG LLP, the Independent Registered Public Accounting Firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, issued an audit report on the Company's internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information appearing under the heading "Directors, Executive Officers and Corporate Governance" in Cushman & Wakefield's Proxy Statement (the "Proxy Statement") for the 2020 Annual General Meeting of Shareholders (the “Annual Meeting”), which we will file with the SEC on or before the date that is 120 days after our 2019 fiscal year end.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information appearing under the heading "Executive Compensation" in the Proxy Statement for the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Proxy Statement for the Annual Meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information appearing under the heading "Certain Relationships and Related Transactions, and Director Independence" in the Proxy Statement for the Annual Meeting.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information appearing under the heading "Principal Accountant Fees and Services" in the Proxy Statement for the Annual Meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
See Index to Consolidated Financial Statements set forth on page 51.
2. Financial Statement schedules
See Schedule II on page 103.
3. Exhibits
See Exhibit Index beginning on page 104.

Schedule II - Valuation & Qualifying Accounts

(in millions)	Allowance for Doubtful Accounts
Balance, December 31, 2016	$28.8
Charges to expense	3.9
Write-offs, payments and other	2.6
Balance, December 31, 2017	35.3
Charges to expense	21.7
Write-offs, payments and other	(7.6)
Balance, December 31, 2018	49.4
Charges to expense	22.0
Write-offs, payments and other	(13.0)
Balance, December 31, 2019	$58.4

EXHIBIT INDEX

Exhibit Number	Description of Exhibits	Method of Filing
3.1	Articles of Association of Cushman & Wakefield plc	Incorporated by reference to Exhibit 3.1 to the Company's Registration on Form S-1 on July 23, 2018
4.1	Form of Ordinary Shares Certificate	Incorporated by reference Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A filed on July 25, 2018
4.2	Registration Rights Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and certain shareholders	Incorporated by reference to Exhibit 4.1 to the Form 8-K on August 9, 2018
4.3	Joinder Agreement to Registration Rights Agreement, dated as of August 6, 2018, by and between Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 4.2 to the Form 8-K on August 9, 2018
4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	Filed herewith
10.1	Shareholders Agreement, dated August 6, 2019, by and among Cushman & Wakefield plc and the shareholders party thereto	Incorporated by reference to Exhibit 10.1 to the Form 10-Q on August 9, 2018
10.2	Purchase Agreement by and among Cushman & Wakefield plc and Vanke Service (Hong Kong) Co., Limited dates as of July 24, 2018	Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on July 30, 2018
10.3	Shareholder Agreement, dated as of August 6, 2018, by and among Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
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
10.23
Credit Agreement Amendment No. 1, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto
Filed herewith
10.24
Credit Agreement Amendment No. 2, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2020
10.25
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
10.26	Form of Deed of Indemnity for Directors*	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.27	Form of Deed of Indemnity for Officers*	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.28	Form of Non-executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.29	Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan, effective as of June 19, 2018*	Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.30	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.31	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.32	Form of Time and Performance-Based Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.33	Cushman & Wakefield plc 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective as of June 19, 2018*	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.34	DTZ Jersey Holdings Limited Management Equity Incentive Plan, amended and restated effective as of January 7, 2016*	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.35	Form of 2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.36	Form of Pre-2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.37	Form of Offer to Amend Certain Outstanding Stock Options in connection with the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.38	Form of DTZ Jersey Holdings Limited Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.39	Form of Bonus Deferral and Co-Investment Restricted Stock Unit Grant Letter Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.40	Form of DTZ Jersey Holdings Limited Management Stockholders’ Agreement*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019

10.41	Form of Trust Over Shares and Nominee Shareholder Agreement*	Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.42	Cushman & Wakefield, Inc. Executive Employee Severance Plan, effective June 14, 2018*	Incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.43	Amended and Restated Employment Agreement between Brett White, Cushman & Wakefield Global, Inc. and DTZ Jersey Holdings Limited, dated June 8, 2018*	Incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.44	Option Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.45	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.46	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.47	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated October 5, 2015*	Incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.48	Form of Restricted Stock Unit Grant Agreement for grants in 2018, 2019 and 2020 between Brett White and DTZ Jersey Holdings Limited*	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.49	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated June 8, 2018*	Incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.50	Employment Agreement between Duncan Palmer and DTZ US NewCo, Inc., dated March 16, 2015*	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.51	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated November 19, 2018*	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.52	Employment Agreement between John Forrester and Cushman & Wakefield Debenham Tie Leung Limited dated February 19, 2019*	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.53	Cushman & Wakefield plc Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on October 15, 2019
21.1	List of subsidiaries	Filed herewith
23.1	Consent of KPMG US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

/s/ Brett White
Brett White
Director, Executive Chairman and Chief Executive Officer
February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant an in the capacities and on the date indicated

Signature	Title	Date
/s/ Brett White	Director, Executive Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Representative in the United States)	February 28, 2020
Brett White
/s/ Duncan Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Duncan Palmer
/s/ Qi Chen	Director	February 28, 2020
Qi Chen
/s/ Jonathan Coslet	Director	February 28, 2020
Jonathan Coslet
/s/ Timothy Dattels	Director	February 28, 2020
Timothy Dattels
/s/ Michelle MacKay	Director	February 28, 2020
Michelle MacKay
/s/ Richard McGinn	Director	February 28, 2020
Richard McGinn
/s/ Jodie McLean	Director	February 28, 2020
Jodie McLean
/s/ Lincoln Pan	Director	February 28, 2020
Lincoln Pan
/s/ Rajeev Ruparelia	Director	February 28, 2020
Rajeev Ruparelia
/s/ Billie Williamson	Director	February 28, 2020
Billie Williamson