Form 10-Q
period 2020-03-31
Cushman & Wakefield plc
filed 2020-05-08
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 30, 2020, 220,418,489 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

FORM 10-Q
March 31, 2020

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(in millions, except per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$379.5	$813.2
Trade and other receivables, net of allowance balance of $63.1 million and $58.4 million, as of March 31, 2020 and December 31, 2019, respectively	1,244.6	1,524.2
Income tax receivable	35.4	39.0
Prepaid expenses and other current assets	559.0	484.4
Total current assets	2,218.5	2,860.8
Property and equipment, net	274.0	299.4
Goodwill	2,009.6	1,969.1
Intangible assets, net	1,062.7	1,062.6
Equity method investments	105.1	7.9
Deferred tax assets	79.7	86.6
Non-current operating lease assets	470.8	490.7
Other non-current assets	399.0	386.3
Total assets	$6,619.4	$7,163.4
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$38.8	$39.3
Accounts payable and accrued expenses	1,037.6	1,145.3
Accrued compensation	637.9	888.8
Income tax payable	44.1	59.6
Current operating lease liabilities	114.1	118.6
Other current liabilities	111.4	71.0
Total current liabilities	1,983.9	2,322.6
Long-term debt	2,611.1	2,620.3
Deferred tax liabilities	74.1	110.0
Non-current operating lease liabilities	443.3	457.1
Other non-current liabilities	422.6	352.1
Total liabilities	5,535.0	5,862.1
Commitments and contingencies (See Note 11)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 220.5 and 219.5 shares issued and outstanding at March 31, 2020 and at December 31, 2019, respectively	22.1	22.0
Additional paid-in capital	2,822.1	2,819.5
Treasury stock, at cost	(0.4)	(0.4)
Accumulated deficit	(1,362.8)	(1,297.0)
Accumulated other comprehensive loss	(396.8)	(242.8)
Total equity attributable to the Company	1,084.2	1,301.3
Non-controlling interests	0.2	—
Total equity	1,084.4	1,301.3
Total liabilities and shareholders' equity	$6,619.4	$7,163.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Revenue	$1,895.4	$1,903.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,598.8	1,564.8
Operating, administrative and other	284.0	286.8
Depreciation and amortization	72.0	73.5
Restructuring, impairment and related charges	26.1	3.9
Total costs and expenses	1,980.9	1,929.0
Operating loss	(85.5)	(26.0)
Interest expense, net of interest income	(36.5)	(37.2)
Earnings from equity method investments	1.3	0.8
Other income, net	39.1	0.6
Loss before income taxes	(81.6)	(61.8)
Benefit from income taxes	(26.5)	(40.9)
Net loss	$(55.1)	$(20.9)

Basic and diluted loss per share:
Loss per share attributable to common shareholders	$(0.25)	$(0.10)
Weighted average shares outstanding for basic and diluted loss per share	219.9	216.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net loss	$(55.1)	$(20.9)
Other comprehensive loss, net of tax:
Designated hedge losses	(89.3)	(27.4)
Defined benefit plan actuarial gain (loss)	2.0	(0.1)
Foreign currency translation	(66.7)	7.3
Total other comprehensive loss	(154.0)	(20.2)
Total comprehensive loss	$(209.1)	$(41.1)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2018	216.6	$21.7	$2,791.2	$(1,298.4)	$13.9	$(163.4)	$(4.9)	$(154.4)	$1,360.1
Net loss	—	—	—	(20.9)	—	—	—	—	(20.9)
Adoption of new stock-based compensation accounting standard (see Note 2)	—	—	(1.2)	1.2	—	—	—	—	—
Stock-based compensation	0.1	—	14.5	—	—	—	—	—	14.5
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	—	—	(3.1)	—	—	—	—	—	(3.1)
Foreign currency translation	—	—	—	—	—	7.3	—	7.3	7.3
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.1)	(0.1)	(0.1)
Unrealized loss on hedging instruments	—	—	—	—	(25.2)	—	—	(25.2)	(25.2)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(2.2)	—	—	(2.2)	(2.2)
Balance as of March 31, 2019	216.7	$21.7	$2,801.4	$(1,318.1)	$(13.5)	$(156.1)	$(5.0)	$(174.6)	$1,330.4

						Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Treasury Stock ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	219.5	$22.0	$(0.4)	$2,819.5	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	—	(55.1)	—	—	—	—	(55.1)	—	(55.1)
Adoption of new credit loss accounting standard (see Note 2)	—	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	—	11.7	—	—	—	—	—	11.7	—	11.7
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.0	0.1	—	(9.1)	—	—	—	—	—	(9.0)	—	(9.0)
Foreign currency translation	—	—	—	—	—	—	(66.7)	—	(66.7)	(66.7)	—	(66.7)
Defined benefit plans actuarial gain	—	—	—	—	—	—	—	2.0	2.0	2.0	—	2.0
Unrealized loss on hedging instruments	—	—	—	—	—	(85.3)	—	—	(85.3)	(85.3)	—	(85.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	(4.0)	—	—	(4.0)	(4.0)	—	(4.0)
Balance as of March 31, 2020	220.5	$22.1	$(0.4)	$2,822.1	$(1,362.8)	$(167.7)	$(225.1)	$(4.0)	$(396.8)	$1,084.2	$0.2	$1,084.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities
Net loss	$(55.1)	$(20.9)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	72.0	73.5
Impairment charges	2.8	3.9
Unrealized foreign exchange loss	5.8	—
Stock-based compensation	11.9	14.5
Lease amortization	27.8	27.8
Amortization of debt issuance costs	3.2	1.0
Change in deferred taxes	(34.0)	(76.5)
Bad debt expense	4.3	6.0
Other non-cash operating activities	(36.9)	0.2
Changes in assets and liabilities:
Trade and other receivables	227.6	128.5
Income taxes payable	(14.9)	21.8
Prepaid expenses and other current assets	(56.0)	7.8
Other non-current assets	4.3	(5.3)
Accounts payable and accrued expenses	(109.4)	(116.0)
Accrued compensation	(280.8)	(243.9)
Other current and non-current liabilities	(22.5)	(37.3)
Net cash used in operating activities	(249.9)	(214.9)
Cash flows from investing activities
Payment for property and equipment	(9.8)	(13.7)
Acquisitions of businesses, net of cash acquired	(102.5)	(262.2)
Investments in equity securities	(11.3)	—
Other investing activities, net	(7.8)	—
Net cash used in investing activities	(131.4)	(275.9)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(8.9)	(3.1)
Repayment of borrowings	—	(6.8)
Debt issuance costs	(11.1)	—
Payment of finance lease liabilities	(3.6)	(2.8)
Other financing activities, net	(0.3)	0.7
Net cash used in financing activities	(23.9)	(12.0)

Change in cash, cash equivalents and restricted cash	(405.2)	(502.8)
Cash, cash equivalents and restricted cash, beginning of the period	872.3	965.4
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(16.5)	0.7
Cash, cash equivalents and restricted cash, end of the period	$450.6	$463.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited interim Condensed Consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the "Company,” “we,” “our” and “us”) for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial reporting have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company's 2019 Annual Report on form 10-K for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Standards
The Company has adopted the following new accounting standards:
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (together with all subsequent amendments, (Topic 326)), which replaces the current U.S. GAAP that requires an incurred loss methodology for recognizing credit losses and delays recognition until it is probable a loss has been incurred. Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. Trade and other receivables are presented on the consolidated balance sheets net of estimated expected credit losses. Upon initial recognition of a receivable, the Company estimates credit losses over the contractual term of the receivable and establishes an allowance based on historical experience, current available information and expectations of future economic conditions.
The Company mitigates credit loss risk from its trade receivables by assessing customers for creditworthiness, including review of credit ratings, financial position, and historical experience with similar customers within similar geographic regions, where available. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, the Company aggregates its trade receivables on a collective basis when assessing estimated credit losses.
The Company adopted Topic 326 on January 1, 2020 in accordance with the modified retrospective approach, which resulted in an immaterial cumulative-effect adjustment to the opening balance of Accumulated deficit.

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
In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance is effective for public companies as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
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

Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before integration and other costs related to mergers, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives, and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.

As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

	Three Months Ended March 31,
	2020	2019	% Change in USD
Total Revenue
Americas	$1,394.8	$1,347.6	4%
EMEA	210.0	202.6	4%
APAC	290.6	352.8	(18)%
Total Revenue	$1,895.4	$1,903.0	—%

Adjusted EBITDA
Americas	$64.1	$70.3	(9)%
EMEA	(3.4)	(0.2)	(1,600)%
APAC	9.6	18.3	(48)%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA - Americas	$64.1	$70.3
Adjusted EBITDA - EMEA	(3.4)	(0.2)
Adjusted EBITDA - APAC	9.6	18.3
Add/(less):
Depreciation and amortization	(72.0)	(73.5)
Interest expense, net of interest income	(36.5)	(37.2)
Benefit from income taxes	26.5	40.9
Integration and other costs related to merger	(17.3)	(21.9)
Pre-IPO stock-based compensation	(6.3)	(11.6)
Acquisition related costs and efficiency initiatives	(15.9)	(3.7)
Other	(3.9)	(2.3)
Net loss	$(55.1)	$(20.9)

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the Weighted average shares outstanding. As the Company was in a loss position for the three months ended March 31, 2020 and 2019, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. As a result, the calculation of weighted average shares outstanding is the same for basic and diluted EPS.
Potentially dilutive securities of approximately 3.9 million and 7.4 million for the three months ended March 31, 2020 and 2019, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive in these periods.

The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic and Diluted EPS
Net loss attributable to shareholders	$(55.1)	$(20.9)
Weighted average shares outstanding for basic and diluted loss per share	219.9	216.6
Basic and diluted loss per share attributable to common shareholders	$(0.25)	$(0.10)

Note 5: Revenue
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
Contract Balances
The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the contractual right to consideration for completed performance not yet invoiced or able to be invoiced. As stated in Note 2, the Company adopted Topic 326 on January 1, 2020. Topic 326 replaces the impairment assessment requirement for contract assets with a methodology that reflects expected credit losses. As a result of adopting Topic 326, the Company records contract assets net of expected credit losses which are estimated based on historical experience, current available information and expectations of future economic conditions. The contract asset allowance is recorded in Operating, administrative, and other in the consolidated statement of operations. Contract liabilities are recorded when cash payments are received in advance of performance, including amounts which are refundable. The majority of contract liabilities are recognized as revenue within 90 days. The Company had no material asset impairment charges related to contract assets in the periods presented.

As of March 31, 2020 and December 31, 2019, the company had contract assets of $337.2 million and $313.4 million and $13.3 million and $26.7 million, which were recorded in Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2020 and December 31, 2019, the company had contract liabilities of $51.7 million and $54.4 million which were recorded in Accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets.
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$966.3	$106.6	$228.3	$1,301.2
Leasing	At a point in time	242.1	40.8	22.8	305.7
Capital markets	At a point in time	147.3	21.6	14.0	182.9
Valuation and other	At a point in time or over time	39.1	41.0	25.5	105.6
Total revenue		$1,394.8	$210.0	$290.6	$1,895.4

		Three Months Ended March 31, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$869.3	$87.9	$275.7	$1,232.9
Leasing	At a point in time	300.1	48.9	26.8	375.8
Capital markets	At a point in time	141.1	26.4	23.9	191.4
Valuation and other	At a point in time or over time	37.1	39.4	26.4	102.9
Total revenue		$1,347.6	$202.6	$352.8	$1,903.0

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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2020 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2019	$1,417.1	$282.2	$269.8	$1,969.1
Acquisitions	83.4	26.5	—	109.9
Disposals	—	—	(25.2)	(25.2)
Measurement period adjustments	3.9	—	—	3.9
Effect of movements in exchange rates and other	(4.8)	(12.6)	(30.7)	(48.1)
Balance as of March 31, 2020	$1,499.6	$296.1	$213.9	$2,009.6

Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
There was no impairment of goodwill and other intangible assets for the three months ended March 31, 2020 and 2019, respectively.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2020
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,332.6	(826.1)	506.5
Other intangible assets	2 – 13	17.0	(6.8)	10.2
Total intangible assets		$1,895.6	$(832.9)	$1,062.7

		As of December 31, 2019
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 – 15	1,333.1	(827.5)	505.6
Other intangible assets	2 – 13	17.2	(6.2)	11.0
Total intangible assets		$1,896.3	$(833.7)	$1,062.6

Amortization expense was $42.5 million and $47.3 million for the three months ended March 31, 2020 and 2019, respectively.

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
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2019.

Interest Rate Derivative Instruments
As of March 31, 2020, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of March 31, 2020 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets and subsequently reclassifies the change into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2020 and December 31, 2019, there is $164.5 million and $74.5 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Company's 2018 Credit Agreement; refer to Note 8: Long-term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that pre-tax losses of $33.0 million will be reclassified to Interest expense.

Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There are losses of $0.4 million and gains of $0.6 million for the three months ended March 31, 2020 and 2019, respectively. This activity was included in Other income, net, in the unaudited condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company had 26 and 23 foreign currency exchange forward contracts outstanding, respectively, covering a notional amount of $497.6 million and $498.2 million, respectively. As of March 31, 2020 and December 31, 2019, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of March 31, 2020 and December 31, 2019 (in millions):

		March 31, 2020		December 31, 2019
	March 31, 2020	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$2,050.0	$—	$183.3	$—	$97.7
Non-designated:
Foreign currency forward contracts	497.6	6.8	8.5	1.0	2.2

The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company does not net derivatives in the unaudited condensed consolidated balance sheets.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)		Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)		Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended March 31, 2020
Foreign currency cash flow hedges	$—	$—		$—		$—
Foreign currency net investment hedges	(0.6)	—		—		(0.6)
Interest rate cash flow hedges	79.0	85.3		4.0		168.3
	$78.4	$85.3	[1]	$4.0	[2]	$167.7

Three Months Ended March 31, 2019
Foreign currency cash flow hedges	$—	$—		$—		$—
Foreign currency net investment hedges	(0.6)	—		—		(0.6)
Interest rate cash flow hedges	(13.3)	25.2		2.2		14.1
	$(13.9)	$25.2	[1]	$2.2	[2]	$13.5
(1) Amount is net of related income tax (benefit) expense of $0.0 million and $(5.1) million for the three months ended March 31, 2020 and 2019, respectively.
(2) Amount is net of related income tax expense of $0.7 million and of $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
Gains of $4.7 million and $2.6 million were reclassified into earnings during the three months ended March 31, 2020 and 2019, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited condensed consolidated statements of operations.

Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2020	December 31, 2019
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $37.0 million and $28.8 million, respectively	$2,629.2	$2,637.5
Finance lease liability	18.9	20.3
Notes payable to former stockholders	0.3	0.3
Total long-term debt	2,648.4	2,658.1
Less current portion	(37.3)	(37.8)
Total non-current long-term debt	$2,611.1	$2,620.3

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
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of March 31, 2020, the Company had a total $3.7 billion credit agreement including a $1.0 billion Revolver.
On January 20, 2020, the Company refinanced the aggregate principal amount of its $2.7 billion term loan, incurring an additional $11.1 million in debt transaction costs. The term loan was refinanced under materially the same terms, except that of the applicable margin on the LIBOR for the replacement term loan in respect of the Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2020, the rate is equal to 1-month LIBOR plus 2.75% as a result of the refinancing. The 2018 First Lien Loan matures on August 21, 2025. As of March 31, 2020, the effective interest rate of the 2018 First Lien Loan is 4.0%.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of the end of the March 31, 2020 and December 31, 2019.
Financial Covenants and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of March 31, 2020 and December 31, 2019.

Note 9: Stock-based Payments
Options
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	2.6	$11.51	5.9
Exercised	(0.1)	10.10	—
Outstanding as of March 31, 2020	2.5	$11.54	5.6
Exercisable as of March 31, 2020	2.0	$10.80	5.5

Total recognized compensation cost related to these stock option awards was $0.2 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the total unrecognized compensation cost related to non-vested time-based option awards was $1.0 million.
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	1.4	$11.64	5.9
Outstanding as of March 31, 2020	1.4	$11.64	5.7
Exercisable as of March 31, 2020	—	—	—

Total recognized compensation cost related to these stock option awards was $0.0 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the compensation cost for performance-based options has been fully recognized.
Restricted Stock Units
The following table provides information about the Company’s outstanding restricted stock units ("RSUs") (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2019	0.0	$17.00	5.7	$15.63	1.1	$17.08
Granted	—	—	1.6	16.87	0.4	17.96
Vested	0.0	$17.00	(1.3)	15.19	(0.1)	17.29
Forfeited	—	—	(0.1)	17.70	—	—
Unvested as of March 31, 2020	—	$—	5.9	$16.03	1.4	$17.34

The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended March 31,		Unrecognized at March 31, 2020
	2020	2019
Time-Based RSUs	$10.8	$9.7	$67.4
Co-Investment RSUs	0.1	0.1	—
Performance-Based RSUs	0.8	0.2	11.9
Total RSU stock-based compensation cost	$11.7	$10.0	$79.3

Note 10: Restructuring
As a result of operating efficiency initiatives announced in February 2020, the Company recognized restructuring charges of $23.3 million during the three months ended March 31, 2020. The charges primarily consisted of severance and employment-related costs due to reductions in headcount.
All charges were classified as Restructuring, impairment and related charges in the unaudited condensed consolidated statements of operations.
The following table details the Company’s severance and employment-related restructuring activity for the three months ended March 31, 2020 (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total
Balance as of December 31, 2019	$1.2	$—	$1.2
Restructuring (Credits) Charges:
Americas	12.6	3.4	16.0
EMEA	7.2	—	7.2
APAC	0.1	—	0.1
Total Restructuring (Credits) Charges	19.9	3.4	23.3
Payments and Other:
Americas	(3.9)	(0.4)	(4.3)
EMEA	—	—	—
APAC	—	—	—
Total Payments and Other	(3.9)	(0.4)	(4.3)
Balance as of March 31, 2020	$17.2	$3.0	$20.2

As of March 31, 2020, and December 31, 2019, $20.2 million and $1.2 million were recorded as Other current liabilities within the unaudited condensed consolidated balance sheets.

Note 11: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 7.5 years and maximum potential future payments of $48.1 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, contingent liabilities recorded within Other current liabilities were $93.8 million and $74.8 million, respectively and contingent liabilities recorded within Other non-current liabilities were $22.8 million and $22.5 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At March 31, 2020 and December 31, 2019, E&O and other claims were $32.7 million and $30.2 million, respectively, and workers’ compensation liabilities were $83.9 million and $67.1 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances as of March 31, 2020 and December 31, 2019 totaling $5.0 million and $3.5 million.

Note 12: Related Party Transactions
On January 6, 2020, the Company formed a new asset services joint venture with Vanke Service, a leading Chinese real estate service provider, and a subsidiary of China Vanke Co. (“Cushman & Wakefield Vanke Service”). Cushman & Wakefield Vanke Service will have more than 1,000 commercial property and facility management projects in over 80 cities across Greater China, with more than 20,000 employees. The Company owns a 35% interest in this joint venture and accounts for its investment using the equity method of accounting. The Company recognized a gain of $36.9 million upon formation of the joint venture. The gain was calculated as the difference between the fair value of the consideration transferred and the carrying amount of the former subsidiary’s assets and liabilities.
For the three months ended March 31, 2020, the Company had $12.3 million in receivables that resulted from transactions with the joint venture. In addition, the Company had $2.4 million in sales related to the joint venture for the three months ended March 31, 2020.
For the three months ended March 31, 2020 and 2019, the Company had no other material transactions with majority shareholders or equity accounted investors.
Receivables from affiliates
As of March 31, 2020 and December 31, 2019, the Company had receivables from affiliates of $29.1 million and $33.4 million and $219.2 million and $198.8 million that are included in Prepaid expenses and other current assets and Other non-current assets, respectively, in the unaudited condensed consolidated balance sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
There were no significant transfers in or out of Level 2 assets or liabilities, but there were significant divestitures of Level 1 assets during the three months ended March 31, 2020. There were no significant transfers in or out of Level 1 and Level 2 for the three months ended March 31, 2019. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2019.
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
The estimated fair value of external debt was $2.3 billion and $2.7 billion as of March 31, 2020 and December 31, 2019, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $2.7 billion as of March 31, 2020 and December 31, 2019, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in millions):

	As of March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$27.5	$27.5	$—	$—
Deferred compensation plan assets	39.9	39.9	—	—
Foreign currency forward contracts	6.8	—	6.8	—
Deferred purchase price receivable	74.8	—	—	74.8
Total	$149.0	$67.4	$6.8	$74.8
Liabilities
Deferred compensation plan liabilities	$40.9	$40.9	$—	$—
Foreign currency forward contracts	8.5	—	8.5	—
Interest rate swap agreements	183.3	—	183.3	—
Earn-out liabilities	36.6	—	—	36.6
Total	$269.3	$40.9	$191.8	$36.6

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$206.9	$206.9	$—	$—
Deferred compensation plan assets	54.9	54.9	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Deferred purchase price receivable	66.9	—	—	66.9
Total	$329.7	$261.8	$1.0	$66.9
Liabilities
Deferred compensation plan liabilities	$51.3	$51.3	$—	$—
Foreign currency forward contracts	2.2	—	2.2	—
Interest rate swap agreements	97.7	—	97.7	—
Earn-out liabilities	24.6	—	—	24.6
Total	$175.8	$51.3	$99.9	$24.6

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
The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2020	2019
Balance as of January 1,	$24.6	$38.3
Purchases/additions	12.7	—
Net change in fair value and other adjustments	(0.6)	0.2
Payments	(0.1)	—
Balance as of March 31,	$36.6	$38.5

Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million and extended the termination date to August 20, 2021, unless extended or an earlier termination event occurs. The termination date was further extended to August 20, 2022 in December 2019. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell trade receivables to an unaffiliated financial institution. The Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of March 31, 2020 and December 31, 2019, the Company had an $85.0 million balance drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the three months ended March 31, 2020 and 2019, receivables sold under the A/R securitization were $299.8 million and $302.5 million, respectively, and cash collections from customers on receivables sold were $307.3 million and $302.9 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited Condensed Consolidated Statement of Cash Flows. As of March 31, 2020 and December 31, 2019, the outstanding principal on receivables sold under the A/R Securitization were $180.3 million and $187.8 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of March 31, 2020 and December 31, 2019.
The Company did not recognize any material income or loss related to receivables sold for the three months ended March 31, 2020 and 2019. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, which were included in Operating, administrative and other expenses in the unaudited Condensed Consolidated Statement of Operations.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the sum of such amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents, beginning of period	$813.2	$895.3
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	59.1	70.1
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$872.3	$965.4

Cash and cash equivalents, end of period	$379.5	$411.0
Restricted cash recorded in Prepaid expenses and other current assets, end of period	71.1	52.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$450.6	$463.3

Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for:
Interest	$31.0	$37.9
Income taxes	20.0	11.3
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	2.2	1.8
Deferred and contingent acquisition payment obligations	32.3	8.6
(Decrease) increase in beneficial interest in a securitization	(7.9)	7.5

Note 16: Subsequent Events
The Company has evaluated subsequent events through May 7, 2020, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.
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
Overview
Cushman & Wakefield is a leading global commercial real estate services firm, built on a trusted brand and backed by approximately 53,000 employees and serving the world's real estate owners and occupiers through a scalable platform. We operate across approximately 400 offices in 60 countries, managing over 4.1 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. Our business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services.
Impact of COVID-19
The emergence of a novel coronavirus (COVID-19) around the world, and particularly in the United States, Europe and China, presents significant risks to the Company. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantine measures, mandating business and school closure and restricting travel, all of which have had an adverse effect on the Company's operations. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity, much of which will depend on when and to what extent current restrictions are lifted and economic conditions improve. In response to the global pandemic, the Company has created a COVID-19 executive task force that has implemented business continuity plans and has taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures. This executive task force is comprised of representatives from every part of our business, including Health, Safety, Security & Environment experts. The task force has authority to make timely, informed decisions relating to our business continuity planning and actions. As a result of these actions, the Company has not experienced disruptions to date in its operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic.
The impact of COVID-19 was relatively minor in January and February, but in March, overall demand declined in our transaction related brokerage service lines, including Leasing and Capital markets. In March 2020, Leasing fee activity declined 28% and Capital markets 13%, compared to March 2019. Property, facilities and project management and Valuation and other grew 4% and 5%, respectively, in March 2020 as compared to March 2019.
Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.4 billion as of March 31, 2020, comprising of cash on hand of $379.5 million and an undrawn revolving credit facility of $1.0 billion.
The Company will continue to monitor the situation and may take further actions that affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and in other countries. For these reasons, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” for further information.

Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2019 included in the Company's 2019 Annual Report on Form 10-K. There have been no material changes to these policies as of March 31, 2020.
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
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (together with all subsequent amendments, (Topic 326)), which replaces the current U.S. GAAP that requires an incurred loss methodology for recognizing credit losses and delays recognition until it is probable a loss has been incurred. Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. The Company adopted Topic 326 on January 1, 2020 in accordance with the modified retrospective approach, which resulted in an immaterial cumulative-effect adjustment to the opening balance of Accumulated Deficit.

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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity; changes in interest rates; the impact of tax and regulatory policies; changes in employment rates; level of commercial construction spending; the cost and availability of credit; the impact of the COVID-19 global pandemic; and the geopolitical environment.
Our operating model helps to partially mitigate the negative effect of difficult market conditions on our margins as a substantial portion of our costs are variable compensation expenses, specifically commissions and bonuses paid to our professionals in our Leasing and Capital market service lines. Nevertheless, adverse economic trends pose significant risks to our operating performance and financial condition.
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

Seasonality
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. This impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Generally, our industry is focused on completing transactions by calendar year-end with a significant concentration of activity in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income tend to be lowest in the first quarter, and highest in the fourth quarter of each year. The Property, facilities and project management service line partially mitigates this intra-year seasonality, due to the recurring nature of this service line, which generates more stable revenues throughout the year.
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
International Operations
Our business consists of service lines operating in multiple regions inside and outside of the U.S. Our international operations expose us to global economic trends as well as foreign government tax, regulatory, and policy measures.
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
Key Performance Measures
We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. The measures include Segment operating expenses, Fee-based operating expenses, Adjusted EBITDA, Adjusted EBITDA margin and local currency. Certain of these metrics are non-GAAP measures currently utilized by management to assess performance, and we disclose these measures to investors to assist them in providing a meaningful understanding of our performance. See "Use of Non-GAAP Financial Measures" and "Results of Operations" below.
Use of Non-GAAP Financial Measures
We have used the following measures, which are considered "non-GAAP financial measures" under SEC guidelines:

i.	Segment operating expenses and Fee-based operating expenses;

ii.	Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and Adjusted EBITDA margin; and

iii.	Local currency.

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
The Company believes that these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods, and may be useful for investors to analyze our financial performance. The measures eliminate the impact of certain items that may obscure trends in the underlying performance of our business. The Company believes that they are useful to investors, for the additional purposes described below.
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives. Segment operating expense includes Fee-based operating expenses and Cost of gross contract reimbursables. We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to merger, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2018 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019 filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table sets forth items derived from our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$732.1	$706.8	4%	5%
Leasing	301.8	372.9	(19)%	(18)%
Capital markets	182.1	190.7	(5)%	(4)%
Valuation and other	104.4	101.6	3%	5%
Total service line fee revenue(1)	1,320.4	1,372.0	(4)%	(2)%
Gross contract reimbursables(2)	575.0	531.0	8%	10%
Total revenue	$1,895.4	$1,903.0	—%	1%

Costs and expenses:
Cost of services provided to clients	$1,023.8	$1,033.8	(1)%	—%
Cost of gross contract reimbursables	575.0	531.0	8%	10%
Total costs of services	1,598.8	1,564.8	2%	4%
Operating, administrative and other	284.0	286.8	(1)%	—%
Depreciation and amortization	72.0	73.5	(2)%	(1)%
Restructuring, impairment and related charges	26.1	3.9	569%	570%
Total costs and expenses	1,980.9	1,929.0	3%	4%
Operating loss	(85.5)	(26.0)	(229)%	(223)%
Interest expense, net of interest income	(36.5)	(37.2)	2%	1%
Earnings from equity method investments	1.3	0.8	63%	78%
Other income, net	39.1	0.6	6,417%	6,240%
Loss before income taxes	(81.6)	(61.8)	(32)%	(36)%
Benefit from income taxes	(26.5)	(40.9)	35%	35%
Net loss	$(55.1)	$(20.9)	(164)%	(173)%

Adjusted EBITDA	$70.3	$88.4	(20)%	(19)%
Adjusted EBITDA margin(3)	5.3%	6.4%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Net loss	$(55.1)	$(20.9)
Add/(less):
Depreciation and amortization(1)	72.0	73.5
Interest expense, net of interest income	36.5	37.2
Benefit from income taxes	(26.5)	(40.9)
Integration and other costs related to merger(2)	17.3	21.9
Pre-IPO stock-based compensation(3)	6.3	11.6
Acquisition related costs and efficiency initiatives(4)	15.9	3.7
Other(5)	3.9	2.3
Adjusted EBITDA	$70.3	$88.4
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $48.0 million and $52.8 million for the three months ended March 31, 2020 and 2019, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2020 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in the first quarter of 2020 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other reflects compliance implementation and one-time project costs of $1.4 million for the three months ended March 31, 2020 and other items including accounts receivable securitization.
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Revenue
Revenue of $1.9 billion was flat versus the three months ended March 31, 2019. Property, facilities and project management and Gross contract reimbursables revenue increased $25.3 million and $44.0 million, respectively, in the first quarter due to continued client growth momentum and acquisitions. These trends were offset by lower brokerage activity as well as the impact of contributing the Company’s China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture. Leasing declined $71.1 million or 18% on a local currency basis, including a decline of $59.2 million or 20% on a local currency basis in the Americas. Capital markets declined $8.6 million or 4% on a local currency basis. These trends were driven by lower activity experienced in the month of March due to COVID-19. Leasing and Capital markets were down 28% and 13%, respectively, in March 2020 as compared to March 2019. During this time Property, facilities and project management and Valuation and other grew 4% and 5%, respectively, in March 2020 as compared to March 2019.
Cost of services
Cost of services of $1.6 billion increased $34.0 million or 2% principally due to Costs of gross contract reimbursables which were up 8% due to growth in the Company’s Property, facilities and project management service lines. These costs were partially offset by cost savings actions.
Operating, administrative and other
Operating, administrative and other of $284.0 million decreased by $2.8 million. Overall, operating, administrative and other costs were approximately 15% of total revenue for the first quarter of 2020 and the first quarter of 2019.
Depreciation and amortization
Depreciation and amortization was $72.0 million, a decrease of $1.5 million. This decrease reflected lower amortization in APAC and EMEA totaling $5.1 million, partially offset by an increase in depreciation of $4.2 million from the Americas, due to a larger asset base.

Restructuring, impairment and related charges
Restructuring impairment and related charges were $26.1 million, an increase of $22.2 million, due to operating efficiency initiatives implemented in March 2020 as part of our previously announced strategic realignment of our business, which resulted in the Company incurring charges of $23.3 million for severance and other separation benefits.
Below is a summary of Total costs and expenses (in millions):

	Three Months Ended March 31,
	2020	2019
Americas Fee-based operating expenses	$861.2	$866.8
EMEA Fee-based operating expenses	192.1	185.4
APAC Fee-based operating expenses	200.2	232.8
Cost of gross contract reimbursables	575.0	531.0
Segment operating expenses:	1,828.5	1,816.0
Depreciation and amortization	72.0	73.5
Integration and other costs related to merger(1)	17.3	21.9
Pre-IPO stock-based compensation	6.3	11.6
Acquisition related costs and efficiency initiatives(2)	52.9	3.7
Other	3.9	2.3
Total costs and expenses	$1,980.9	$1,929.0
(1) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(2) Includes severance and employment-related costs due to reductions in headcount, as well as initiatives for the Cushman & Wakefield Vanke Service joint venture.
Interest expense, net
Net interest expense was $36.5 million, a decrease of $0.7 million, driven by a lower effective interest rate during the first quarter after the repricing of our term loan in January 2020.
Other income, net
Other income was $39.1 million, an increase of $38.5 million, reflecting a $36.9 million gain as a result of the formation of the Cushman & Wakefield Vanke Service joint venture in China.
Benefit from income taxes
The Company's income tax provision for the first quarter of 2020 was a benefit of $26.5 million on loss before taxes of $81.6 million. For the first quarter of 2019, the Company's income tax provision was a benefit of $40.9 million on loss before taxes of $61.8 million. The Company's effective tax rate was lower in the three months ended March 31, 2020, compared to the same period last year primarily due to a higher interest limitation deduction as a result of the 2020 U.S. CARES Act, which was partially offset by a release of the valuation allowance, resulting in a lower tax benefit.
Net loss and Adjusted EBITDA
Net loss of $55.1 million principally reflects the impact of an unfavorable revenue mix experienced during the first quarter, restructuring and operating efficiency costs, as well as a lower tax benefit realized in 2020.
Adjusted EBITDA of $70.3 million declined $18.1 million or 19%, on a local currency basis, primarily due to the impact of the lower brokerage activity experienced during the first quarter. As a result, Adjusted EBITDA margin, measured against service line fee revenue, was 5.3% for the three months ended March 31, 2020, compared to 6.4% in the three months ended March 31, 2019 principally due to the mix shift in revenue.

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

For segment reporting, Service line fee revenue represents revenue for fees generated from each of our of service lines. Gross contract reimbursables reflect revenue paid by clients which have substantially no margin. Our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to merger, pre-IPO stock-based compensation, and other items.

In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2018 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as this discussion can be found in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019 filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$501.8	$463.0	8%	9%
Leasing	238.1	297.3	(20)%	(20)%
Capital markets	146.5	140.4	4%	5%
Valuation and other	38.8	36.4	7%	7%
Total service line fee revenue(1)	925.2	937.1	(1)%	(1)%
Gross contract reimbursables(2)	469.6	410.5	14%	14%
Total revenue	$1,394.8	$1,347.6	4%	4%

Costs and expenses:
Americas Fee-based operating expenses	$861.2	$866.8	(1)%	—%
Cost of gross contract reimbursables	469.6	410.5	14%	14%
Segment operating expenses	$1,330.8	$1,277.3	4%	4%

Adjusted EBITDA	$64.1	$70.3	(9)%	(8)%
Adjusted EBITDA Margin(3)	6.9%	7.5%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Three months ended March 31, 2020 compared to three months ended March 31, 2019
Americas revenue was $1.4 billion, an increase of $47.2 million or 4%. The change in revenue includes higher gross contract reimbursables of $59.1 million attributed to the growth in Property, facilities and project management which was up 9% on a local currency basis. This growth was partially offset by lower leasing activity in March driven by COVID-19.
Fee-based operating expenses of $861.2 million was generally flat year over year or approximately 93% of total service line fee revenue for the first quarter of 2020 and 2019.
Adjusted EBITDA was $64.1 million a decrease of $6.2 million or 8% on a local currency basis driven by a decrease in Leasing and Capital markets service line fee revenue. Adjusted EBITDA margin, measured against service line fee revenue, was 6.9%, compared to 7.5% in the prior year.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$84.9	$69.8	22%	25%
Leasing	40.8	48.8	(16)%	(14)%
Capital markets	21.6	26.4	(18)%	(16)%
Valuation and other	40.2	38.8	4%	6%
Total service line fee revenue(1)	187.5	183.8	2%	5%
Gross contract reimbursables(2)	22.5	18.8	20%	23%
Total revenue	$210.0	$202.6	4%	7%

Costs and expenses:
EMEA Fee-based operating expenses	$192.1	$185.4	4%	6%
Cost of gross contract reimbursables	22.5	18.8	20%	23%
Segment operating expenses	$214.6	$204.2	5%	8%

Adjusted EBITDA	$(3.4)	$(0.2)	(1,600)%	(756)%
Adjusted EBITDA Margin(3)	(1.8)%	(0.1)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Three months ended March 31, 2020 compared to three months ended March 31, 2019
EMEA revenue was $210.0 million, an increase of $7.4 million or 4%. This increase was principally driven by acquisitions and client growth in Property, facilities and project management which was up 25% on a local currency basis. This increase was partially offset by declines in Leasing and Capital markets in March due to COVID-19. Foreign currency had a $5.9 million or 3% unfavorable impact on Revenue.
Fee-based operating expenses were $192.1 million, an increase of $6.7 million or 6% on a local currency basis. The increase in Fee-based operating expenses was driven primarily by higher cost of services associated with service line fee revenue growth as well as employee investments.
Adjusted EBITDA was $(3.4) million, a decrease of $3.2 million driven by unfavorable revenue mix and employee investments. Adjusted EBITDA margin, measured against service line fee revenue, was 1.8%, compared to 0.1% in the prior year.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$145.4	$174.0	(16)%	(12)%
Leasing	22.9	26.8	(15)%	(12)%
Capital markets	14.0	23.9	(41)%	(42)%
Valuation and other	25.4	26.4	(4)%	(1)%
Total service line fee revenue(1)	207.7	251.1	(17)%	(14)%
Gross contract reimbursables(2)	82.9	101.7	(18)%	(13)%
Total revenue	$290.6	$352.8	(18)%	(13)%

Costs and expenses:
APAC Fee-based operating expenses	$200.2	$232.8	(14)%	(12)%
Cost of gross contract reimbursables	82.9	101.7	(18)%	(13)%
Segment operating expenses	$283.1	$334.5	(15)%	(12)%

Adjusted EBITDA	$9.6	$18.3	(48)%	(44)%
Adjusted EBITDA Margin(3)	4.6%	7.3%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Three months ended March 31, 2020 compared to three months ended March 31, 2019
APAC revenue was $290.6 million, a decrease of $62.2 million or 18%. The decline in Property, facilities and project management, of 12% on a local currency basis was primarily due to the Company's contribution of its China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture. Leasing and Capital markets were down principally due to the impact of COVID-19. Foreign currency had a $15.2 million or 4% unfavorable impact on Revenue.
Fee-based operating expenses were $200.2 million, a decrease of $32.6 million or 12% on a local currency basis. The decreases in Fee-based operating expenses was driven primarily by lower cost of services associated with service line fee revenue stemming from the formation of the Cushman & Wakefield Vanke Service joint venture in China.
Adjusted EBITDA was $9.6 million, a decrease of $8.7 million or 44% on a local currency basis, driven by the decrease in service line fee revenue driven by COVID-19. Adjusted EBITDA margin, measured against service line fee revenue, was 4.6% compared to 7.3% in the prior year.

Liquidity and Capital Resources
While uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. We continually evaluate opportunities to obtain, retire, or restructure credit facilities or financing arrangements for strategic reasons or obtain additional financing to fund investments, operations and obligations, as we have done in the past, to further strengthen our financial position.
As of March 31, 2020, the Company had $1.4 billion of liquidity, consisting of cash on hand of $379.5 million and an undrawn revolving credit facility of $1.0 billion.
The Company's outstanding 2018 First Lien debt was $2.7 billion as of March 31, 2020, which net of cash on hand, provided for a net debt position of approximately $2.2 billion. The increase in net debt of approximately $425.5 million from December 31, 2019 was in line with our internal expectations and primarily driven by normal annual bonus payments and acquisitions completed in the three months ended March 31, 2020.

Historical Cash Flows

Cash Flow Summary
	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(249.9)	$(214.9)
Net cash used in investing activities	(131.4)	(275.9)
Net cash used in financing activities	(23.9)	(12.0)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(16.5)	0.7
Total change in cash, cash equivalents and restricted cash	$(421.7)	$(502.1)
Operating Activities
The Company used $249.9 million of cash for operating activities for the three months ended March 31, 2020, an increase of $35.0 million from the prior year. The increase was principally driven by higher working capital requirements, including higher bonus and commission payments and an increased net loss.
Investing Activities
The Company used $131.4 million of cash for investing activities for the three months ended March 31, 2020, a decrease of $144.5 million from the prior year principally driven by lower spending on acquisitions.
Financing Activities
The Company used $23.9 million of cash for financing activities the three months ended March 31, 2020, a change of $11.9 million from the prior year, primarily driven by expenses associated with the January 20, 2020 refinancing of the Company's First Lien Loan offset by a reduction in repayment of borrowings.
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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of March 31, 2020, the Company has not reached the investment limit. The A/R Securitization terminates on August 20, 2021, unless extended or an earlier termination event occurs. The termination date was further extended to August 20, 2022 in December 2019. See Note 14: Accounts Receivable Securitization of the Notes to the unaudited interim Condensed Consolidated Financial Statements for further information.

Indebtedness
We have incurred debt to finance the acquisitions of DTZ, Cassidy Turley and C&W Group, Inc. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness.
2018 Credit Agreement
On August 21, 2018, we entered into a $3.5 billion credit agreement, comprised of a $2.7 billion term loan and an $810.0 million revolving facility, which was expanded to $1.0 billion in December 2019. Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs). With the proceeds from the 2018 First Lien Loan, we subsequently paid off all outstanding principal and accrued interest of $2.6 billion and $25.9 million, respectively, under the credit agreement dated as of November 4, 2014, which also resulted in the write-off of unamortized deferred financing fees of $39.2 million.
On January 20, 2020, the Company refinanced the aggregate principal amount of its $2.7 billion term loan, incurring an additional $11.1 million in debt transaction costs. The term loan was refinanced under identical terms, except that the applicable margin on the LIBOR for the replacement term loan in respect of the Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2020, the rate is equal to 1-month LIBOR plus 2.75% as a result of the refinancing. The 2018 First Lien Loan matures on August 21, 2025. As of March 31, 2020, the effective interest rate of the 2018 First Lien Loan is 4.0%.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
As of March 31, 2020, we had no outstanding funds drawn under the Revolver, which matures on August 21, 2023.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of March 31, 2020 and December 31, 2019.
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

Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2019 in Part I, Item 1A.
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 in Part I, Item 1A. We believe that these factors include, but are not limited to:

•	disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve;

•
disruptions caused by the coronavirus pandemic to us or our clients due to facility closures, government restrictions or general economic deterioration as a result of measures taken to combat the pandemic;

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
Our 2018 First Lien Loan bears interest at an annual rate of 1-month LIBOR plus 2.75%.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of March 31, 2020 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our results of operations have been adversely affected and may continue to be materially adversely impacted by the coronavirus pandemic (COVID-19).
The global spread of the coronavirus pandemic (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response thereto; the effect on our clients and client demand for our services; our ability to provide our services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services; and any closures of our and our clients’ offices and facilities. The COVID-19 pandemic has already had several significant effects on our business, including decreased demand for our services as a result of the slowdown in the U.S. and global economies driven by the responses to the pandemic. For example, in March 2020, Leasing fee activity declined by 28% and Capital markets activity declined by 13% when compared to March 2019. Because the success of our business is significantly related to general economic conditions, the disruption caused by these factors could reduce demand across some or all of our service lines. These effects of the coronavirus pandemic could also adversely impact our ability to deliver our services. Any of these events could cause or exacerbate the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Apart from this disclosure surrounding the coronavirus pandemic (COVID-19), there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Item 6.     Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Transition Agreement, dated as of February 27, 2020, by and between Duncan Palmer and Cushman & Wakefield plc
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: May 7, 2020
/s/ Duncan Palmer
Duncan Palmer
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2020
/s/ Len Texter
Len Texter
Senior Vice President and Global Controller (Principal Accounting Officer)