Form 10-Q
period 2020-06-30
Cushman & Wakefield plc
filed 2020-08-07
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

44 20 3296 3000
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

As of July 31, 2020, 220,618,569 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

FORM 10-Q
June 30, 2020

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(in millions, except per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$875.5	$813.2
Trade and other receivables, net of allowance balance of $74.1 million and $58.4 million, as of June 30, 2020 and December 31, 2019, respectively	1,184.7	1,524.2
Income tax receivable	36.6	39.0
Prepaid expenses	108.6	70.7
Other current assets	425.4	413.7
Total current assets	2,630.8	2,860.8
Property and equipment, net	255.7	299.4
Goodwill	2,035.1	1,969.1
Intangible assets, net	1,023.8	1,062.6
Equity method investments	105.3	7.9
Deferred tax assets	82.8	86.6
Non-current operating lease assets	450.6	490.7
Other non-current assets	492.1	386.3
Total assets	$7,076.2	$7,163.4
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$38.1	$39.3
Accounts payable and accrued expenses	1,024.9	1,145.3
Accrued compensation	555.3	888.8
Income tax payable	40.1	59.6
Current operating lease liabilities	111.7	118.6
Other current liabilities	92.9	71.0
Total current liabilities	1,863.0	2,322.6
Long-term debt	3,243.0	2,620.3
Deferred tax liabilities	65.5	110.0
Long-term tax liabilities	29.2	28.5
Non-current operating lease liabilities	424.2	457.1
Other non-current liabilities	421.5	323.6
Total liabilities	6,046.4	5,862.1
Commitments and contingencies (See Note 11)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 220.8 and 219.5 shares issued and outstanding at June 30, 2020 and at December 31, 2019, respectively	22.1	22.0
Additional paid-in capital	2,832.7	2,819.5
Treasury stock, at cost	(0.4)	(0.4)
Accumulated deficit	(1,463.6)	(1,297.0)
Accumulated other comprehensive loss	(361.4)	(242.8)
Total equity attributable to the Company	1,029.4	1,301.3
Non-controlling interests	0.4	—
Total equity	1,029.8	1,301.3
Total liabilities and shareholders' equity	$7,076.2	$7,163.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue	$1,743.6	$2,121.7	$3,639.0	$4,024.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,453.9	1,687.1	3,052.7	3,251.9
Operating, administrative and other	272.1	306.9	556.1	593.7
Depreciation and amortization	74.6	74.3	146.6	147.8
Restructuring, impairment and related charges	5.8	0.2	31.9	4.1
Total costs and expenses	1,806.4	2,068.5	3,787.3	3,997.5
Operating income (loss)	(62.8)	53.2	(148.3)	27.2
Interest expense, net of interest income	(38.8)	(38.2)	(75.3)	(75.4)
Earnings from equity method investments	1.7	0.5	3.0	1.3
Other income (expense), net	(8.6)	2.2	30.5	2.8
Earnings (loss) before income taxes	(108.5)	17.7	(190.1)	(44.1)
Provision (benefit) from income taxes	(7.7)	11.4	(34.2)	(29.5)
Net income (loss)	$(100.8)	$6.3	$(155.9)	$(14.6)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$(0.46)	$0.03	$(0.71)	$(0.07)
Weighted average shares outstanding for basic earnings (loss) per share	220.4	216.9	220.2	216.8

Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$(0.46)	$0.03	$(0.71)	$(0.07)
Weighted average shares outstanding for diluted earnings (loss) per share	220.4	224.8	220.2	216.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$(100.8)	$6.3	$(155.9)	$(14.6)
Other comprehensive loss, net of tax:
Designated hedge losses	(9.7)	(55.9)	(99.0)	(83.3)
Defined benefit plan actuarial gain	—	0.1	2.0	—
Foreign currency translation	45.1	(5.8)	(21.6)	1.5
Total other comprehensive income (loss)	35.4	(61.6)	(118.6)	(81.8)
Total comprehensive loss	$(65.4)	$(55.3)	$(274.5)	$(96.4)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of March 31, 2019	216.7	$21.7	$2,801.4	$(1,318.1)	$(13.5)	$(156.1)	$(5.0)	$(174.6)	$1,330.4
Net income	—	—	—	6.3	—	—	—	—	6.3
Stock-based compensation	—	—	15.5	—	—	—	—	—	15.5
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	0.3	—	(2.6)	—	—	—	—	—	(2.6)
Foreign currency translation	—	—	—	—	—	(5.8)	—	(5.8)	(5.8)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.1	0.1	0.1
Unrealized loss on hedging instruments	—	—	—	—	(54.1)	—	—	(54.1)	(54.1)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(1.8)	—	—	(1.8)	(1.8)
Balance as of June 30, 2019	217.0	$21.7	$2,814.3	$(1,311.8)	$(69.4)	$(161.9)	$(4.9)	$(236.2)	$1,288.0

						Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Treasury Stock ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2020	220.5	$22.1	$(0.4)	$2,822.1	$(1,362.8)	$(167.7)	$(225.1)	$(4.0)	$(396.8)	$1,084.2	$0.2	$1,084.4
Net loss	—	—	—	—	(100.8)	—	—	—	—	(100.8)	—	(100.8)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	—	12.8	—	—	—	—	—	12.8	—	12.8
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	0.3	—	—	(2.2)	—	—	—	—	—	(2.2)	—	(2.2)
Foreign currency translation	—	—	—	—	—	—	45.1	—	45.1	45.1	—	45.1
Unrealized loss on hedging instruments	—	—	—	—	—	(12.0)	—	—	(12.0)	(12.0)	—	(12.0)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	2.3	—	—	2.3	2.3	—	2.3
Balance as of June 30, 2020	220.8	$22.1	$(0.4)	$2,832.7	$(1,463.6)	$(177.4)	$(180.0)	$(4.0)	$(361.4)	$1,029.4	$0.4	$1,029.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity
Balance as of December 31, 2018	216.6	$21.7	$2,791.2	$(1,298.4)	$13.9	$(163.4)	$(4.9)	$(154.4)	$1,360.1
Net loss	—	—	—	(14.6)	—	—	—	—	(14.6)
Adoption of new stock-based compensation accounting standard (see Note 2)	—	—	(1.2)	1.2	—	—	—	—	—
Stock-based compensation	—	—	30.0	—	—	—	—	—	30.0
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	0.4	—	(5.7)	—	—	—	—	—	(5.7)
Foreign currency translation	—	—	—	—	—	1.5	—	1.5	1.5
Unrealized loss on hedging instruments	—	—	—	—	(79.3)	—	—	(79.3)	(79.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(4.0)	—	—	(4.0)	(4.0)
Balance as of June 30, 2019	217.0	$21.7	$2,814.3	$(1,311.8)	$(69.4)	$(161.9)	$(4.9)	$(236.2)	$1,288.0

						Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Treasury Stock ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	219.5	$22.0	$(0.4)	$2,819.5	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	—	(155.9)	—	—	—	—	(155.9)	—	(155.9)
Adoption of new credit loss accounting standard (see Note 2)	—	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	—	24.5	—	—	—	—	—	24.5	—	24.5
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.3	0.1	—	(11.3)	—	—	—	—	—	(11.2)	—	(11.2)
Foreign currency translation	—	—	—	—	—	—	(21.6)	—	(21.6)	(21.6)	—	(21.6)
Defined benefit plans actuarial gain	—	—	—	—	—	—	—	2.0	2.0	2.0	—	2.0
Unrealized loss on hedging instruments	—	—	—	—	—	(97.3)	—	—	(97.3)	(97.3)	—	(97.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	—	(1.7)	—	—	(1.7)	(1.7)	—	(1.7)
Balance as of June 30, 2020	220.8	$22.1	$(0.4)	$2,832.7	$(1,463.6)	$(177.4)	$(180.0)	$(4.0)	$(361.4)	$1,029.4	$0.4	$1,029.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities
Net loss	$(155.9)	$(14.6)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	146.6	147.8
Impairment charges	2.8	3.9
Unrealized foreign exchange loss	(4.3)	—
Stock-based compensation	24.8	30.0
Lease amortization	55.8	56.2
Amortization of debt issuance costs	5.0	2.3
Change in deferred taxes	(43.7)	(101.4)
Bad debt expense	17.9	8.8
Other non-cash operating activities	(33.1)	(11.4)
Changes in assets and liabilities:
Trade and other receivables	292.3	142.4
Income taxes payable	(19.8)	40.2
Prepaid expenses and other current assets	(38.7)	(111.3)
Other non-current assets	(3.6)	13.6
Accounts payable and accrued expenses	(133.1)	(93.8)
Accrued compensation	(367.2)	(200.7)
Other current and non-current liabilities	(45.7)	(70.3)
Net cash used in operating activities	(299.9)	(158.3)
Cash flows from investing activities
Payment for property and equipment	(17.8)	(30.3)
Proceeds from sale of property and equipment	—	0.3
Acquisitions of businesses, net of cash acquired	(102.5)	(268.5)
Return of beneficial interest in a securitization	(85.0)	—
Investments in equity securities	(10.6)	(1.7)
Other investing activities, net	(7.8)	—
Net cash used in investing activities	(223.7)	(300.2)
Cash flows from financing activities
Net proceeds from issuance of shares	—	0.1
Shares repurchased for payment of employee taxes on stock awards	(11.3)	(5.8)
Payment of contingent consideration	(1.4)	(6.7)
Proceeds from senior secured notes	650.0	—
Repayment of borrowings	(6.7)	(13.7)
Debt issuance costs	(22.7)	—
Payment of finance lease liabilities	(6.8)	(6.0)
Other financing activities, net	1.1	0.2
Net cash provided by (used in) financing activities	602.2	(31.9)

Change in cash, cash equivalents and restricted cash	78.6	(490.4)
Cash, cash equivalents and restricted cash, beginning of the period	872.3	965.4
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(8.4)	1.5
Cash, cash equivalents and restricted cash, end of the period	$942.5	$476.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts and is effective through December 31, 2022. In the second quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability of forecasted transactions and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The application of these expedients preserves the presentation of the derivatives with no impact to the financial statements and related disclosures.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Total Revenue
Americas	$1,248.5	$1,492.9	(16)%	$2,643.3	$2,840.5	(7)%
EMEA	205.1	228.9	(10)%	415.1	431.5	(4)%
APAC	290.0	399.9	(27)%	580.6	752.7	(23)%
Total Revenue	$1,743.6	$2,121.7	(18)%	$3,639.0	$4,024.7	(10)%

Adjusted EBITDA
Americas	$53.8	$122.5	(56)%	$117.9	$192.8	(39)%
EMEA	26.1	15.4	69%	22.7	15.2	49%
APAC	38.9	36.6	6%	48.5	54.9	(12)%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA - Americas	$53.8	$122.5	$117.9	$192.8
Adjusted EBITDA - EMEA	26.1	15.4	22.7	15.2
Adjusted EBITDA - APAC	38.9	36.6	48.5	54.9
Add/(less):
Depreciation and amortization	(74.6)	(74.3)	(146.6)	(147.8)
Interest expense, net of interest income	(38.8)	(38.2)	(75.3)	(75.4)
Benefit (provision) from income taxes	7.7	(11.4)	34.2	29.5
Integration and other costs related to merger	(17.5)	(22.3)	(34.8)	(44.2)
Pre-IPO stock-based compensation	(5.9)	(10.6)	(12.2)	(22.2)
Acquisition related costs and efficiency initiatives	(70.5)	(6.0)	(86.4)	(9.7)
Other	(20.0)	(5.4)	(23.9)	(7.7)
Net income (loss)	$(100.8)	$6.3	$(155.9)	$(14.6)

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the Weighted average shares outstanding. As the Company was in a loss position for the three months ended June 30, 2020 and six months ended June 30, 2020 and 2019, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. As a result, the calculation of weighted average shares outstanding is the same for basic and diluted EPS, for these periods.
Potentially dilutive securities of approximately 0.4 million for the three months ended June 30, 2020 and 2.5 million and 7.6 million for the six months ended June 30, 2020 and 2019, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive in these periods.

The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic EPS
Net income (loss) attributable to shareholders	$(100.8)	$6.3	$(155.9)	$(14.6)
Weighted average shares outstanding for basic earnings (loss) per share	220.4	216.9	220.2	216.8
Basic earnings (loss) per common share attributable to shareholders	$(0.46)	$0.03	$(0.71)	$(0.07)
Diluted EPS
Net income (loss) attributable to shareholders	$(100.8)	$6.3	$(155.9)	$(14.6)
Weighted average shares outstanding for basic earnings (loss) per share	220.4	216.9	220.2	216.8
Dilutive effect of restricted stock units	—	6.4	—	—
Dilutive effective of stock options	—	1.5	—	—
Weighted average shares outstanding for diluted earnings (loss) per share	220.4	224.8	220.2	216.8
Diluted earnings (loss) per common share attributable to shareholders	$(0.46)	$0.03	$(0.71)	$(0.07)

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

As of June 30, 2020 and December 31, 2019, the Company had contract assets of $324.1 million and $313.4 million and $20.3 million and $26.7 million, which were recorded in Other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
As of June 30, 2020 and December 31, 2019, the Company had contract liabilities of $52.1 million and $54.4 million which were recorded in Accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets.
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended June 30, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$945.8	$102.5	$214.3	$1,262.6
Leasing	At a point in time	193.4	41.5	32.3	267.2
Capital markets	At a point in time	75.9	24.0	13.3	113.2
Valuation and other	At a point in time or over time	33.4	37.1	30.1	100.6
Total revenue		$1,248.5	$205.1	$290.0	$1,743.6

		Three Months Ended June 30, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$892.5	$95.8	$292.5	$1,280.8
Leasing	At a point in time	389.0	57.0	45.7	491.7
Capital markets	At a point in time	170.9	33.2	33.1	237.2
Valuation and other	At a point in time or over time	40.5	42.9	28.6	112.0
Total revenue		$1,492.9	$228.9	$399.9	$2,121.7

		Six Months Ended June 30, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,912.1	$209.1	$442.6	$2,563.8
Leasing	At a point in time	435.5	82.3	55.1	572.9
Capital markets	At a point in time	223.2	45.6	27.3	296.1
Valuation and other	At a point in time or over time	72.5	78.1	55.6	206.2
Total revenue		$2,643.3	$415.1	$580.6	$3,639.0

		Six Months Ended June 30, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,761.8	$183.7	$568.2	$2,513.7
Leasing	At a point in time	689.1	105.9	72.5	867.5
Capital markets	At a point in time	312.0	59.6	57.0	428.6
Valuation and other	At a point in time or over time	77.6	82.3	55.0	214.9
Total revenue		$2,840.5	$431.5	$752.7	$4,024.7

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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2020 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2019	$1,417.1	$282.2	$269.8	$1,969.1
Acquisitions	83.4	26.5	—	109.9
Disposals	—	—	(25.2)	(25.2)
Measurement period adjustments	(0.8)	(0.3)	—	(1.1)
Effect of movements in exchange rates and other	(2.7)	(10.6)	(4.3)	(17.6)
Balance as of June 30, 2020	$1,497.0	$297.8	$240.3	$2,035.1
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
There was no impairment of goodwill and other intangible assets for the three and six months ended June 30, 2020 and 2019, respectively.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2020
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,342.9	(874.4)	468.5
Other intangible assets	2 - 13	16.9	(7.6)	9.3
Total intangible assets		$1,905.8	$(882.0)	$1,023.8

		As of December 31, 2019
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,333.1	(827.5)	505.6
Other intangible assets	2 - 13	17.2	(6.2)	11.0
Total intangible assets		$1,896.3	$(833.7)	$1,062.6
Amortization expense was $45.4 million and $48.0 million for the three months ended June 30, 2020 and 2019, respectively, and $87.9 million and $95.3 million for the six months ended June 30, 2020 and 2019, respectively.

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
Interest Rate Derivative Instruments
As of June 30, 2020, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of June 30, 2020 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.

The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets and subsequently reclassifies the change into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2020 and December 31, 2019, there is $174.9 million and $74.5 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Company's 2018 Credit Agreement; refer to Note 8: Long-term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that pre-tax losses of $36.3 million will be reclassified to Interest expense in the unaudited Condensed Consolidated Statements of Operations.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair value of these contracts are recorded directly in earnings. There are gains of $0.6 million and losses of $0.7 million for the three months ended June 30, 2020 and 2019, respectively. There are gains of $0.2 million and losses of $0.1 million for the six months ended June 30, 2020 and 2019, respectively. This activity was included in Other income, net, in the unaudited Condensed Consolidated Statements of Operations.
As of June 30, 2020 and December 31, 2019, the Company had 21 and 23 foreign currency exchange forward contracts outstanding, respectively, covering a notional amount of $543.4 million and $498.2 million, respectively. The fair value of forward contracts disclosed above are included in Other current assets and Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of June 30, 2020 and December 31, 2019 (in millions):

		June 30, 2020		December 31, 2019
	June 30, 2020	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$2,050.0	$—	$189.6	$—	$97.7
Non-designated:
Foreign currency forward contracts	543.4	0.1	0.9	1.0	2.2
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company does not net derivatives in the unaudited Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)		Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)		Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended June 30, 2020
Foreign currency net investment hedges	$(0.6)	$—		$—		$(0.6)
Interest rate cash flow hedges	168.3	12.0		(2.3)		178.0
	$167.7	$12.0	[1]	$(2.3)	[2]	$177.4

Three Months Ended June 30, 2019
Foreign currency net investment hedges	$(0.6)	$—		$—		$(0.6)
Interest rate cash flow hedges	14.1	54.1		1.8		70.0
	$13.5	$54.1	[1]	$1.8	[2]	$69.4

(1) Amount is net of related income tax expense of $0.0 million and $10.2 million for the three months ended June 30, 2020 and 2019, respectively.
(2) Amount is net of related income tax expense of $0.7 million and of $1.1 million for the three months ended June 30, 2020 and 2019, respectively.
Losses of of $1.6 million and gains of $2.9 million were reclassified into earnings during the three months ended June 30, 2020 and 2019, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)		Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)		Ending Accumulated Other Comprehensive Loss (Gain)
Six Months Ended June 30, 2020
Foreign currency net investment hedges	$(0.6)	$—		$—		$(0.6)
Interest rate cash flow hedges	79.0	97.3		1.7		178.0
	$78.4	$97.3	[1]	$1.7	[2]	$177.4

Six Months Ended June 30, 2019
Foreign currency net investment hedges	$(0.6)	$—		$—		$(0.6)
Interest rate cash flow hedges	(13.3)	79.3		4.0		70.0
	$(13.9)	$79.3	[1]	$4.0	[2]	$69.4
(1) Amount is net of related income benefit of $0.0 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.
(2) Amount is net of related income tax expense of $1.4 million and of $1.5 million for the six months ended June 30, 2020 and 2019, respectively.
Gains of $3.1 million and $5.5 million were reclassified into earnings during the six months ended June 30, 2020 and 2019, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.

Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	June 30, 2020	December 31, 2019
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $35.8 million and $28.8 million, respectively	$2,623.7	$2,637.5
2020 Senior Secured Notes, net of unamortized issuance costs of $11.4 million due 2028	638.6	—
Finance lease liability	16.6	20.3
Notes payable to former stockholders	0.3	0.3
Total long-term debt	3,279.2	2,658.1
Less current portion	(36.2)	(37.8)
Total non-current long-term debt	$3,243.0	$2,620.3
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
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of June 30, 2020, the Company had a total $3.7 billion credit agreement including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of the end of the June 30, 2020 and December 31, 2019.
On January 20, 2020, the Company refinanced the aggregate principal amount of its 2018 First Lien Loan, incurring an additional $11.1 million in debt transaction costs. The 2018 First Lien Loan was refinanced under materially the same terms, except that of the applicable margin on the LIBOR for the replacement term loan in respect of the Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2020, the rate is equal to 1-month LIBOR plus 2.75% as a result of the refinancing. The 2018 First Lien Loan matures on August 21, 2025. As of June 30, 2020, the effective interest rate of the 2018 First Lien Loan is 3.0%.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of June 30, 2020 and December 31, 2019.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 7% as of June 30, 2020.

Note 9: Stock-based Payments
Options
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	2.6	$11.51	5.9
Exercised	(0.1)	10.10	—
Forfeited	(0.0)	13.11	—
Outstanding as of June 30, 2020	2.5	$11.52	5.4
Exercisable as of June 30, 2020	1.9	$10.82	5.3
Total recognized compensation cost related to these stock option awards was $0.1 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the total unrecognized compensation cost related to non-vested time-based option awards was $0.8 million.
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	1.4	$11.64	5.9
Outstanding as of June 30, 2020	1.4	$11.64	5.4
Exercisable as of June 30, 2020	—	—	—
Total recognized compensation cost related to these stock option awards was $0.0 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively and $0.0 million and $5.4 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the compensation cost for performance-based options has been fully recognized.
Restricted Stock Units
The following table provides information about the Company’s outstanding restricted stock units ("RSUs") (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2019	0.0	$17.00	5.7	$15.63	1.1	$17.08
Granted	—	—	1.8	16.26	0.5	17.59
Vested	(0.0)	17.00	(1.8)	14.22	(0.1)	17.29
Forfeited	—	—	(0.1)	17.73	—	—
Unvested as of June 30, 2020	—	$—	5.6	$15.96	1.5	$16.46

The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Unrecognized at June 30, 2020
	2020	2019	2020	2019
Time-Based RSUs	$11.4	$11.4	$22.2	$21.1	$58.1
Co-Investment RSUs	—	0.1	0.1	0.2	—
Performance-Based RSUs	1.3	0.5	2.1	0.7	11.8
Total RSU stock-based compensation cost	$12.7	$12.0	$24.4	$22.0	$69.9

Note 10: Restructuring
As a result of operating efficiency initiatives announced in February 2020, the Company recognized restructuring charges of $29.2 million during the six months ended June 30, 2020. The charges primarily consisted of severance and employment-related costs due to reductions in headcount.
All charges were classified as Restructuring, impairment and related charges in the unaudited Condensed Consolidated Statements of Operations.
The following table details the Company’s severance and employment-related restructuring activity for the six months ended June 30, 2020 (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total
Balance as of December 31, 2019	$1.2	$—	$1.2
Restructuring Charges:
Americas	13.8	7.1	20.9
EMEA	7.3	—	7.3
APAC	1.0	—	1.0
Total Restructuring Charges	22.1	7.1	29.2
Payments and Other:
Americas	(10.9)	(6.9)	(17.8)
EMEA	(5.0)	—	(5.0)
APAC	(1.0)	—	(1.0)
Total Payments and Other	(16.9)	(6.9)	(23.8)
Balance as of June 30, 2020	$6.4	$0.2	$6.6
As of June 30, 2020, and December 31, 2019, $6.6 million and $1.2 million were recorded as Other current liabilities within the unaudited Condensed Consolidated Balance Sheets, respectively.

Note 11: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 7.4 years and maximum potential future payments of $38.3 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, contingent liabilities recorded within Other current liabilities were $108.8 million and $74.8 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $25.5 million and $22.5 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At June 30, 2020 and December 31, 2019, E&O and other claims were $42.3 million and $30.2 million, respectively, and workers’ compensation liabilities were $92.0 million and $67.1 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances for E&O claims as of June 30, 2020 and December 31, 2019 totaling $4.8 million and $3.5 million, respectively.

Note 12: Related Party Transactions
On January 6, 2020, the Company formed a new asset services joint venture with Vanke Service, a leading Chinese real estate service provider, and a subsidiary of China Vanke Co. (“Cushman & Wakefield Vanke Service”). Cushman & Wakefield Vanke Service has more than 1,000 commercial property and facility management projects in over 80 cities across Greater China, with more than 20,000 employees. The Company owns a 35% interest in this joint venture and accounts for its investment using the equity method of accounting. The Company recognized a gain of $36.9 million upon formation of the joint venture. The gain was calculated as the difference between the fair value of the consideration transferred and the carrying amount of the former subsidiary’s assets and liabilities.
Receivables from affiliates
As of June 30, 2020 and December 31, 2019, the Company had receivables from affiliates of $28.9 million and $33.4 million and $207.7 million and $198.8 million that are included in Other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 13: Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:
•Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;
•Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
•Level 3: inputs for the asset or liability that are based on unobservable inputs in which there is little or no market data.
There were no significant transfers in or out of Level 2 assets or liabilities for the three and six months ended June 30, 2020 and 2019, but there were significant additions and divestitures to Level 1 assets during the three and six months ended June 30, 2020. There were no significant transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2019. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2019.

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
The estimated fair value of external debt was $3.2 billion and $2.7 billion as of June 30, 2020 and December 31, 2019, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $2.7 billion as of June 30, 2020 and December 31, 2019, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in millions):

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$302.6	$302.6	$—	$—
Deferred compensation plan assets	46.8	46.8	—	—
Foreign currency forward contracts	0.1	—	0.1	—
Deferred purchase price receivable	158.8	—	—	158.8
Total	$508.3	$349.4	$0.1	$158.8
Liabilities
Deferred compensation plan liabilities	$48.0	$48.0	$—	$—
Foreign currency forward contracts	0.9	—	0.9	—
Interest rate swap agreements	189.6	—	189.6	—
Earn-out liabilities	24.5	—	—	24.5
Total	$263.0	$48.0	$190.5	$24.5

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$206.9	$206.9	$—	$—
Deferred compensation plan assets	54.9	54.9	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Deferred purchase price receivable	66.9	—	—	66.9
Total	$329.7	$261.8	$1.0	$66.9
Liabilities
Deferred compensation plan liabilities	$51.3	$51.3	$—	$—
Foreign currency forward contracts	2.2	—	2.2	—
Interest rate swap agreements	97.7	—	97.7	—
Earn-out liabilities	24.6	—	—	24.6
Total	$175.8	$51.3	$99.9	$24.6
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

The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2020	2019
Balance as of January 1,	$24.6	$38.3
Purchases/additions	2.7	—
Net change in fair value and other adjustments	0.6	0.1
Payments	(3.4)	(13.3)
Balance as of June 30,	$24.5	$25.1

Balance as of April 1,	$26.6	$38.5
Purchases/additions	—	—
Net change in fair value and other adjustments	1.2	(0.1)
Payments	(3.3)	(13.3)
Balance as of June 30,	$24.5	$25.1

Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million. The termination date was extended to August 20, 2022 in December 2019. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell trade receivables to an unaffiliated financial institution. The Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of June 30, 2020 the Company had no outstanding balance drawn on the investment limit. At December 31, 2019, the balance drawn on the investment limit was $85.0 million.
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
This program allows the Company to receive a cash payment and with a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the six months ended June 30, 2020 and 2019, receivables sold under the A/R securitization were $555.1 million and $554.3 million, respectively, and cash collections from customers on receivables sold were $573.3 million and $567.6 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited Condensed Consolidated Statement of Cash Flows. As of June 30, 2020 and December 31, 2019, the outstanding principal on receivables sold under the A/R Securitization were $169.6 million and $187.8 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of June 30, 2020 and December 31, 2019.
The Company did not recognize any material income or loss related to receivables sold for the three and six months ended June 30, 2020 and 2019. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $0.3 million and $0.4 million, for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, which were included in Operating, administrative and other expenses in the unaudited Condensed Consolidated Statement of Operations.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the sum of such amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents, beginning of period	$813.2	$895.3
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	59.1	70.1
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$872.3	$965.4

Cash and cash equivalents, end of period	$875.5	$423.7
Restricted cash recorded in Prepaid expenses and other current assets, end of period	67.0	52.8
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$942.5	$476.5

Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for:
Interest	$53.0	$76.8
Income taxes	28.0	35.2
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	2.5	5.0
Deferred and contingent acquisition payment obligations	31.5	12.3
Increase in beneficial interest in a securitization	6.9	1.7

Note 16: Subsequent Events
The Company has evaluated subsequent events through August 6, 2020, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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
Impact of COVID-19
The emergence and proliferation of a novel coronavirus (COVID-19) around the world, and particularly in the United States, Europe and China, presents significant risks to the Company. In response to the outbreak, many countries reacted by instituting quarantine measures, mandating business and school closure and restricting travel, all of which have had an adverse effect on the Company's operations. While restrictions in some areas have been lifted or relaxed, precautions and procedures remain in place in many countries which could continue to impact the Company’s operations for a significant period of time. In addition, some locations have experienced, or may in the future experience, resurgences in COVID-19 cases. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity, much of which will depend on when and to what extent current restrictions are lifted and economic conditions improve. In response to the global pandemic, the Company created a COVID-19 executive task force that has implemented business continuity plans and has taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures. This executive task force is comprised of representatives from every part of our business, including Health, Safety, Security & Environment experts. The task force has authority to make timely, informed decisions relating to our business continuity planning and actions. As a result of these actions, the Company has not experienced disruptions to date in its operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic.
The impact of COVID-19 was significant in the second quarter of 2020, as demand declined in our transaction related brokerage service lines. In the second quarter of 2020, Leasing revenue declined 45% and Capital markets revenue declined 52%, compared to the second quarter of 2019.
Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.9 billion as of June 30, 2020, comprising of cash on hand of $875.5 million and an undrawn revolving credit facility of $1.0 billion.
The Company will continue to monitor the circumstances and may take further actions that affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders. The circumstances surrounding COVID-19 remains fluid, and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and in other countries. For these reasons, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” for further information.

Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2019 included in the Company's 2019 Annual Report on Form 10-K. There have been no material changes to these policies as of June 30, 2020.
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

Use of Non-GAAP Financial Measures
We have used the following measures, which are considered "non-GAAP financial measures" under SEC guidelines:
i.Segment operating expenses and Fee-based operating expenses;
ii.Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and Adjusted EBITDA margin; and
iii.Local currency.
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

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2018 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our Quarterly Report on Form 10-Q for the three months ended June 30, 2019 filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table sets forth items derived from our unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change in USD	% Change in Local Currency	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$693.3	$739.8	(6)%	(4)%	$1,425.4	$1,446.6	(1)%	—%
Leasing	263.5	489.1	(46)%	(45)%	565.3	862.0	(34)%	(34)%
Capital markets	112.8	236.2	(52)%	(52)%	294.9	426.9	(31)%	(30)%
Valuation and other	100.1	111.0	(10)%	(8)%	204.5	212.6	(4)%	(2)%
Total service line fee revenue(1)	1,169.7	1,576.1	(26)%	(24)%	2,490.1	2,948.1	(16)%	(14)%
Gross contract reimbursables(2)	573.9	545.6	5%	7%	1,148.9	1,076.6	7%	8%
Total revenue	$1,743.6	$2,121.7	(18)%	(16)%	$3,639.0	$4,024.7	(10)%	(8)%

Costs and expenses:
Cost of services provided to clients	$880.0	$1,141.5	(23)%	(22)%	$1,903.8	$2,175.3	(12)%	(11)%
Cost of gross contract reimbursables	573.9	545.6	5%	7%	1,148.9	1,076.6	7%	8%
Total costs of services	1,453.9	1,687.1	(14)%	(12)%	3,052.7	3,251.9	(6)%	(5)%
Operating, administrative and other	272.1	306.9	(11)%	(10)%	556.1	593.7	(6)%	(5)%
Depreciation and amortization	74.6	74.3	—%	1%	146.6	147.8	(1)%	—%
Restructuring, impairment and related charges	5.8	0.2	2,800%	4,293%	31.9	4.1	678%	694%
Total costs and expenses	1,806.4	2,068.5	(13)%	(11)%	3,787.3	3,997.5	(5)%	(4)%
Operating income (loss)	(62.8)	53.2	(218)%	(219)%	(148.3)	27.2	(645)%	(659)%
Interest expense, net of interest income	(38.8)	(38.2)	(2)%	(3)%	(75.3)	(75.4)	—%	1%
Earnings from equity method investments	1.7	0.5	240%	219%	3.0	1.3	131%	137%
Other income (expense), net	(8.6)	2.2	(491)%	(483)%	30.5	2.8	989%	872%
Earnings (loss) before income taxes	(108.5)	17.7	(713)%	(732)%	(190.1)	(44.1)	(331)%	(332)%
Provision (benefit) from income taxes	(7.7)	11.4	(168)%	(169)%	(34.2)	(29.5)	(16)%	(16)%
Net income (loss)	$(100.8)	$6.3	(1,700)%	(1,796)%	$(155.9)	$(14.6)	(968)%	(948)%

Adjusted EBITDA	$118.8	$174.5	(32)%	(31)%	$189.1	$262.9	(28)%	(27)%
Adjusted EBITDA margin(3)	10.2%	11.1%			7.6%	8.9%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(100.8)	$6.3	$(155.9)	$(14.6)
Add/(less):
Depreciation and amortization(1)	74.6	74.3	146.6	147.8
Interest expense, net of interest income	38.8	38.2	75.3	75.4
Provision (benefit) from income taxes	(7.7)	11.4	(34.2)	(29.5)
Integration and other costs related to merger(2)	17.5	22.3	34.8	44.2
Pre-IPO stock-based compensation(3)	5.9	10.6	12.2	22.2
Acquisition related costs and efficiency initiatives(4)	70.5	6.0	86.4	9.7
Other(5)	20.0	5.4	23.9	7.7
Adjusted EBITDA	$118.8	$174.5	$189.1	$262.9
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $50.5 million and $53.5 million for the three months ended June 30, 2020 and 2019 and $98.5 million and $106.3 million for the six months ended June 30, 2020 and 2019, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in the first half of 2020 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other principally reflects COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office, which totaled $11.6 million for the three and six months ended June 30, 2020 and other items including accounts receivable securitization.

Below is a summary of Total costs and expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas Fee-based operating expenses	$733.4	$958.6	$1,594.6	$1,825.4
EMEA Fee-based operating expenses	159.6	191.8	351.7	377.2
APAC Fee-based operating expenses	162.9	253.9	363.1	486.7
Cost of gross contract reimbursables	573.9	545.6	1,148.9	1,076.6
Segment operating expenses:	1,629.8	1,949.9	3,458.3	3,765.9
Depreciation and amortization	74.6	74.3	146.6	147.8
Integration and other costs related to merger(1)	17.5	22.3	34.8	44.2
Pre-IPO stock-based compensation	5.9	10.6	12.2	22.2
Acquisition related costs and efficiency initiatives(2)	58.6	6.0	111.5	9.7
Other	20.0	5.4	23.9	7.7
Total costs and expenses	$1,806.4	$2,068.5	$3,787.3	$3,997.5
(1) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(2) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in the first half of 2020 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Revenue
Revenue was $1.7 billion a decrease of $378.1 million or 18% versus the three months ended June 30, 2019. This decrease was primarily attributed to lower brokerage activity in the second quarter due to the impact of the COVID-19 pandemic. This decline was also driven in part by the impact of contributing the Company’s China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture in the first quarter of 2020. Leasing declined $225.6 million or 45% on a local currency basis. In addition, Capital markets declined $123.4 million or 52% on a local currency basis. Partially offsetting these trends was the stability of the Company's Property, facilities and project management service line including the increase of $28.3 million in Gross contract reimbursables revenue.
Cost of services
Cost of services of $1.5 billion decreased $233.2 million or 14%. Costs of services provided to clients declined 23% principally due to lower revenue as described above as well as the Company's cost savings actions and operating efficiency initiatives. This decrease was partially offset by higher Cost of gross contract reimbursables primarily related to the Property, facilities and project management service line.
Operating, administrative and other
Operating, administrative and other of $272.1 million decreased by $34.8 million principally due to lower revenue as well as the Company's cost savings actions and operating efficiency initiatives. Overall, as a percentage of total revenue operating, administrative and other costs were flat for the second quarter of 2020 as compared to the second quarter of 2019.
Depreciation and amortization
Depreciation and amortization was $74.6 million, an increase of $0.3 million. This reflected an increase in depreciation and amortization costs of $5.9 million from the Americas, driven by a larger asset base, partially offset by a decrease in amortization of $4.7 million in APAC and EMEA.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $5.8 million, an increase of $5.6 million, due to operating efficiency initiatives carried out in the second quarter of 2020, as part of the Company's strategic realignment of our business announced earlier this year.
Interest expense, net
Net interest expense was $38.8 million, an increase of $0.6 million. This increase was attributed to the incremental interest incurred as a result of the issuance of our 2020 senior secured notes in May 2020 (the "2020 Notes").
Other income, net
Other income was a net loss of $8.6 million, a decrease of $10.8 million year over year, driven by losses incurred from the disposal of holding companies in connection with the Company's strategic realignment of the business.
Benefit from income taxes
The Company's income tax provision for the second quarter of 2020 was a benefit of $7.7 million on the loss before taxes of $108.5 million. For the second quarter of 2019, the Company's income tax provision was an expense of $11.4 million on income before taxes of $17.7 million. The Company's effective tax rate was lower in the three months ended June 30, 2020 compared to the same period last year primarily due to higher interest deduction as a result of the 2020 U.S. CARES Act. The increase in tax benefit is primarily due to a higher current quarter loss before taxes, which was partially offset by a decrease in the effective tax rate, resulting in a greater tax benefit.

Net loss and Adjusted EBITDA
The net loss of $100.8 million principally reflects the impact of COVID-19 on brokerage activity experienced during the second quarter as Leasing and Capital markets revenue declined 45% and 52%, respectively.
Adjusted EBITDA of $118.8 million declined $55.7 million or 31%, on a local currency basis, primarily due to the lower brokerage activity resulting from COVID-19 partially offset by savings generated by cost reduction actions and operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue, was 10.2% for the three months ended June 30, 2020, compared to 11.1% in the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Revenue
Revenue of $3.6 billion decreased $385.7 million or 10% versus the six months ended June 30, 2019. This trend was primarily attributed to lower brokerage activity due to the impact of the COVID-19 pandemic. This decline was driven in part by the impact of contributing the Company’s China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture. Leasing declined $296.7 million or 34% on a local currency basis. In addition, Capital markets declined $132.0 million or 30% on a local currency basis. Partially offsetting these trends was the stability of the Company's Property, facilities and project management service line including the increase of $72.3 million in Gross contract reimbursables revenue.
Cost of services
Cost of services of $3.1 billion decreased $199.2 million or 6%. Cost of services provided to clients declined 12% principally due to the Company's cost savings actions as well as lower revenue as described above. This decrease was partially offset by higher Cost of gross contract reimbursables primarily related to the Property, facilities and project management service line.
Operating, administrative and other
Operating, administrative and other of $556.1 million decreased by $37.6 million principally due to the Company's cost savings actions and operating efficiency initiatives. Overall, as a percentage of total revenue operating, administrative and other costs were flat for the six months ended June 30, 2020 as compared to the first half of 2019.
Depreciation and amortization
Depreciation and amortization was $146.6 million, a decrease of $1.2 million. This decrease reflected lower amortization in APAC and EMEA totaling $9.9 million, partially offset by an increase in depreciation of $7.8 million from the Americas, driven by a larger asset base.
Restructuring, impairment and related charges
Restructuring impairment and related charges were $31.9 million, an increase of $27.8 million, due to operating efficiency initiatives implemented in March 2020 as part of our previously announced strategic realignment of our business, which resulted in the Company incurring charges of $29.2 million for severance and other separation benefits.
Interest expense, net
Net interest expense of $75.3 million, was flat compared to the six months ended June 30, 2019. In January 2020 the Company repriced its term loan to a lower effective interest rate, which was offset by incremental interest incurred as a result of the issuance of the 2020 Notes.

Other income, net
Other income was $30.5 million, an increase of $27.7 million, reflecting a $36.9 million gain as a result of the formation of the Cushman & Wakefield Vanke Service joint venture in China, partially offset by losses incurred from the disposal of holding companies in connection with the Company's strategic realignment of the business.
Benefit from income taxes
The Company's income tax provision for the first six months of 2020 was a benefit of $34.2 million on the loss before taxes of $190.1 million. For the first six months of 2019, the Company's income tax provision was a benefit of $29.5 million on the loss before taxes of $44.1 million. The Company's effective tax rate was lower in the six months ended June 30, 2020 compared to the same period last year primarily due to higher interest deduction as a result of the 2020 U.S. CARES Act. The increase in tax benefit is primarily due to a higher loss before taxes, which was partially offset by a decrease in the effective tax rate, resulting in a greater tax benefit.
Net loss and Adjusted EBITDA
Net loss of $155.9 million principally reflects the impact of COVID-19 on brokerage activity experienced during the first half of 2020, as Leasing and Capital markets revenue declined 34% and 30%, respectively.
Adjusted EBITDA of $189.1 million declined $73.8 million or 27%, on a local currency basis, primarily due to the impact of the lower brokerage activity due to COVID-19 experienced in the first half of 2020 partially offset by savings generated by cost reduction actions and operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue, was 7.6% for the six months ended June 30, 2020, compared to 8.9% in the six months ended June 30, 2019.

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

In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2018 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as this discussion can be found in our Quarterly Report on Form 10-Q for the three months ended June 30, 2019 filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change in USD	% Change in Local Currency	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$487.1	$484.6	1%	2%	$988.9	$947.6	4%	5%
Leasing	189.9	386.5	(51)%	(51)%	428.0	683.8	(37)%	(37)%
Capital markets	75.5	170.0	(56)%	(55)%	222.0	310.4	(28)%	(28)%
Valuation and other	33.4	40.0	(17)%	(15)%	72.2	76.4	(5)%	(5)%
Total service line fee revenue(1)	785.9	1,081.1	(27)%	(27)%	1,711.1	2,018.2	(15)%	(15)%
Gross contract reimbursables(2)	462.6	411.8	12%	12%	932.2	822.3	13%	13%
Total revenue	$1,248.5	$1,492.9	(16)%	(16)%	$2,643.3	$2,840.5	(7)%	(7)%

Costs and expenses:
Americas Fee-based operating expenses	$733.4	$958.6	(23)%	(23)%	$1,594.6	$1,825.4	(13)%	(12)%
Cost of gross contract reimbursables	462.6	411.8	12%	12%	932.2	822.3	13%	13%
Segment operating expenses	$1,196.0	$1,370.4	(13)%	(12)%	$2,526.8	$2,647.7	(5)%	(4)%

Adjusted EBITDA	$53.8	$122.5	(56)%	(56)%	$117.9	$192.8	(39)%	(39)%
Adjusted EBITDA Margin(3)	6.8%	11.3%			6.9%	9.6%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Americas revenue was $1.2 billion, a decrease of $244.4 million or 16%. This decline was principally driven by lower brokerage activity as a result of the impact of the COVID-19 pandemic. Leasing and Capital Markets were down 51% and 55%, respectively, on a local currency basis for the quarter. Partially offsetting these trends was the growth of the Company’s Property, facilities and project management service line including the increase of $50.8 million in gross contract reimbursables.

Fee-based operating expenses of $733.4 million were down 23% year over year principally due to lower service line fee revenue for the quarter as well as the impact of the Company’s costs savings actions and operating efficiency initiatives.
Adjusted EBITDA was $53.8 million, a decrease of $68.7 million or 56% on a local currency basis principally driven by lower Leasing and Capital markets service line fee revenue.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Americas revenue was $2.6 billion, a decrease of $197.2 million or 7%. This decline was principally driven by lower brokerage activity as a result of the impact of the COVID-19 pandemic. Leasing and Capital Markets were down 37% and 28%, respectively, on a local currency basis for the first half of 2020. Partially offsetting these trends was the growth of the Company’s Property, facilities and project management service line as well as gross contract reimbursables of $109.9 million.

Fee-based operating expenses of $1.6 billion were down 12% on a local currency basis principally due to lower service line fee revenue as well as the impact of the Company’s cost savings actions and operating efficiency initiatives.
Adjusted EBITDA was $117.9 million, a decrease of $74.9 million or 39% on a local currency basis principally driven by lower Leasing and Capital markets service line fee revenue.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change in USD	% Change in Local Currency	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$82.9	$73.5	13%	16%	$167.8	$143.3	17%	20%
Leasing	41.4	56.9	(27)%	(25)%	82.2	105.7	(22)%	(20)%
Capital markets	24.0	33.1	(27)%	(25)%	45.6	59.5	(23)%	(21)%
Valuation and other	36.6	42.5	(14)%	(11)%	76.8	81.3	(6)%	(3)%
Total service line fee revenue(1)	184.9	206.0	(10)%	(8)%	372.4	389.8	(4)%	(2)%
Gross contract reimbursables(2)	20.2	22.9	(12)%	(8)%	42.7	41.7	2%	6%
Total revenue	$205.1	$228.9	(10)%	(8)%	$415.1	$431.5	(4)%	(1)%

Costs and expenses:
EMEA Fee-based operating expenses	$159.6	$191.8	(17)%	(14)%	$351.7	$377.2	(7)%	(4)%
Cost of gross contract reimbursables	20.2	22.9	(12)%	(8)%	42.7	41.7	2%	6%
Segment operating expenses	$179.8	$214.7	(16)%	(14)%	$394.4	$418.9	(6)%	(3)%

Adjusted EBITDA	$26.1	$15.4	69%	75%	$22.7	$15.2	49%	60%
Adjusted EBITDA Margin(3)	14.1%	7.5%			6.1%	3.9%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Three months ended June 30, 2020 compared to three months ended June 30, 2019
EMEA revenue was $205.1 million, a decrease of $23.8 million or 10%. This decline was principally driven by lower brokerage activity as a result of the impact of the COVID-19 pandemic. Leasing and Capital Markets were both down 25% on a local currency basis for the quarter. This decline was partially offset by an increase in Property, facilities, and project management, which was up 16% on a local currency basis. Foreign currency had a $6.1 million or 3% unfavorable impact on Revenue.
Fee-based operating expenses of $159.6 million were down 14% on a local currency basis principally due to lower service line fee revenue as well as the impact of the Company's cost savings actions and operating efficiency initiatives.

Adjusted EBITDA of $26.1 million increased $10.7 million principally due to the impact of the Company's cost savings actions and operating efficiency initiatives.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
EMEA revenue was $415.1 million, a decrease of $16.4 million or 4%. This decline was principally driven by lower brokerage activity as a result of the impact of the COVID-19 pandemic. Leasing and Capital markets were down 20% and 21%, respectively, on a local currency basis. This decrease was partially offset by an increase in Property, facilities and project management, which was up 20% on a local currency basis. Foreign currency had a $12.1 million or 3% unfavorable impact on Revenue.
Fee-based operating expenses of $351.7 million were down 4% on a local currency basis principally due to lower service line fee revenue as well as the impact of the Company's cost savings actions and operating efficiency initiatives.
Adjusted EBITDA of $22.7 million increased $7.5 million principally due to the impact of the Company’s cost savings actions and operating efficiency initiatives.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change in USD	% Change in Local Currency	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$123.3	$181.7	(32)%	(28)%	$268.7	$355.7	(24)%	(20)%
Leasing	32.2	45.7	(30)%	(27)%	55.1	72.5	(24)%	(21)%
Capital markets	13.3	33.1	(60)%	(59)%	27.3	57.0	(52)%	(52)%
Valuation and other	30.1	28.5	5%	8%	55.5	54.9	1%	4%
Total service line fee revenue(1)	198.9	289.0	(31)%	(28)%	406.6	540.1	(25)%	(21)%
Gross contract reimbursables(2)	91.1	110.9	(18)%	(12)%	174.0	212.6	(18)%	(12)%
Total revenue	$290.0	$399.9	(27)%	(24)%	$580.6	$752.7	(23)%	(19)%

Costs and expenses:
APAC Fee-based operating expenses	$162.9	$253.9	(36)%	(33)%	$363.1	$486.7	(25)%	(23)%
Cost of gross contract reimbursables	91.1	110.9	(18)%	(12)%	174.0	212.6	(18)%	(12)%
Segment operating expenses	$254.0	$364.8	(30)%	(27)%	$537.1	$699.3	(23)%	(20)%

Adjusted EBITDA	$38.9	$36.6	6%	10%	$48.5	$54.9	(12)%	(8)%
Adjusted EBITDA Margin(3)	19.6%	12.7%			11.9%	10.2%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against service line fee revenue

Three months ended June 30, 2020 compared to three months ended June 30, 2019
APAC revenue was $290.0 million, a decrease of $109.9 million or 27%. The decline in Property, facilities and project management of 28% on a local currency basis was primarily due to the Company's contribution of its China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture in the prior quarter. Leasing and Capital markets were down 27% and 59%, respectively, on a local currency basis principally due to the impact of the COVID-19 pandemic. Foreign currency had a $15.3 million or 4% unfavorable impact on Revenue.
Fee-based operating expenses of $162.9 million were down 33% on a local currency basis principally due to lower service line revenue as well as the impact of the Company's cost savings actions and operating efficiency initiatives.

Adjusted EBITDA of $38.9 million increased $2.3 million or 10% on a local currency basis, principally due to the impact of the Company’s cost savings actions and operating efficiency initiatives.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
APAC revenue was $580.6 million, a decrease of $172.1 million or 23%. The decline in Property, facilities and project management of 20% on a local currency basis was primarily due to the Company's contribution of its China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture. Leasing and Capital markets were down 21% and 52%, respectively, on a local currency basis principally due to the impact of the COVID-19 pandemic. Foreign currency had a $30.4 million or 4% unfavorable impact on Revenue.
Fee-based operating expenses of $363.1 million were down 23% on a local currency basis principally due to lower service line fee revenue as well as the impact of the Company’s cost savings actions and operating efficiency initiatives.
Adjusted EBITDA of $48.5 million decreased $6.4 million or 8% on a local currency basis principally driven by lower Leasing and Capital markets service line fee revenue.

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
As of June 30, 2020, the Company had $1.9 billion of liquidity, consisting of cash on hand of $875.5 million and an undrawn revolving credit facility of $1.0 billion.
The Company's outstanding 2018 First Lien debt and 2020 Notes were $2.7 billion and $638.6 million, respectively as of June 30, 2020, which net of cash on hand, provided for a net debt position of approximately $2.4 billion. The increase in net debt of approximately $562.6 million from December 31, 2019 was in line with our internal expectations and primarily driven by the 2020 Notes, offset by normal annual bonus payments and acquisitions.

Historical Cash Flows

Cash Flow Summary
	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(299.9)	$(158.3)
Net cash used in investing activities	(223.7)	(300.2)
Net cash provided by (used in) financing activities	602.2	(31.9)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(8.4)	1.5
Total change in cash, cash equivalents and restricted cash	$70.2	$(488.9)
Operating Activities
The Company used $299.9 million of cash for operating activities for the six months ended June 30, 2020, an increase of $141.6 million from the prior year principally driven by an increase in net loss due to the impact of the COVID-19 pandemic on demand for transaction services in the Company’s brokerage service lines as well as costs associated with the Company’s strategic realignment of the business, principally severance related costs.

Investing Activities
The Company used $223.7 million of cash for investing activities for the six months ended June 30, 2020, a decrease of $76.5 million from the prior year principally driven by lower spending on acquisitions partially offset by the repayment of $85.0 million under the Company’s A/R Securitization arrangement.

Financing Activities
The Company generated $602.2 million of cash from financing activities for the six months ended June 30, 2020, a change of $634.1 million from the prior year. This change was attributed to the net proceeds generated from the issuance of the 2020 Notes.

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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. The termination date was extended to August 20, 2022 in December 2019. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of June 30, 2020, the Company has not drawn against the investment limit. See Note 14: Accounts Receivable Securitization of the Notes to the unaudited interim Condensed Consolidated Financial Statements for further information.

Indebtedness
We have incurred debt to finance the acquisitions of DTZ, Cassidy Turley and C&W Group, Inc., as well as for working capital and general corporate purposes. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness.
2018 Credit Agreement and Revolver
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
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of June 30, 2020, the Company had a total $3.7 billion credit agreement including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of the end of the June 30, 2020 and December 31, 2019.
On January 20, 2020, the Company refinanced the aggregate principal amount of its 2018 First Lien Loan, incurring an additional $11.1 million in debt transaction costs. The 2018 First Lien Loan was refinanced under materially the same terms, except that the applicable margin on the LIBOR for the replacement term loan in respect of the Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2020, the rate is equal to 1-month LIBOR plus 2.75% as a result of the refinancing. The 2018 First Lien Loan matures on August 21, 2025. As of June 30, 2020, the effective interest rate of the 2018 First Lien Loan is 3.0%.

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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of June 30, 2020 and December 31, 2019.
2020 Senior Secured Notes
On May 22, 2020 the Company issued $650.0 million of 6.75% senior secured notes due 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at 6.75% and mature on May 15, 2028. As of June 30, 2020, the effective interest rate of the 2020 Notes is 7%.
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
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 in Part I, Item 1A. We believe that these factors include, but are not limited to:
•disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve;
•disruptions caused by the coronavirus pandemic to us or our clients due to facility closures, government restrictions or general economic deterioration as a result of measures taken to combat the pandemic;

•logistical and other challenges inherent in operating in numerous different countries;
•the operating and financial restrictions that our 2018 First Lien Credit Agreement and the indenture governing the 2020 Notes impose on us and the possibility that in an event of default all of our borrowings may become immediately payable;
•the substantial amount of our indebtedness, our ability and the ability of our subsidiaries to incur substantially more debt and our ability to generate cash to service our indebtedness;
•the possibility we may face financial liabilities and/or damage to our reputation as a result of litigation;
•the possibility that the rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware;
•the actions and initiatives of current and potential competitors;
•the possibility that English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others and may prevent attempts by our shareholders to replace or remove our current management;
•the possibility that provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others;
•the possibility that given our status as a public limited company incorporated in England and Wales, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure;
•the fluctuation of the market price of our ordinary shares;
•the volatility level of real estate prices, interest rates, and currency values; and
•the possibility that securities or industry analysts may not publish research or may publish inaccurate or unfavorable research about our business.
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
i.interest rates on debt obligations; and
ii.foreign exchange risk.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of June 30, 2020 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The global spread of the coronavirus pandemic (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response thereto; the effect on our clients and client demand for our services; our ability to provide our services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services; and any closures of our and our clients’ offices and facilities. The COVID-19 pandemic has already had several significant effects on our business, including decreased demand for our services as a result of the slowdown in the U.S. and global economies driven by the responses to the pandemic. For example, in the second quarter of 2020, Leasing fee activity declined by 45% and Capital markets activity declined by 52% when compared to the second quarter of 2019. Because the success of our business is significantly related to general economic conditions, the disruption caused by these factors could reduce demand across some or all of our service lines. These effects of the coronavirus pandemic could also adversely impact our ability to deliver our services. Any of these events could cause or exacerbate the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019, and could materially adversely affect our business, financial condition, results of operations and/or stock price.
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

Date: August 6, 2020
/s/ Duncan Palmer
Duncan Palmer
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2020
/s/ Len Texter
Len Texter
Senior Vice President and Global Controller (Principal Accounting Officer)