Form 10-K
period 2020-12-31
Cushman & Wakefield plc
filed 2021-02-26
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 001-38611

Cushman & Wakefield plc
(Exact name of registrant as specified in its charter)

England and Wales		98-1193584
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
125 Old Broad Street
London	United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Country)	(Zip Code)

+	44 20 3296 3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Share, $0.10 par value	CWK	New York Stock Exchange

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☒   No  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐
 No ☒

The aggregate market value of the registrant's ordinary shares at June 30, 2020 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2020) held by those persons deemed by the registrant to be non-affiliates was approximately $1.4 billion. Ordinary shares held by each executive officer and director of the registrant and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2020 or had a contractual right to nominate a director have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2021, the number of ordinary shares outstanding was 222,179,088.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2021 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CUSHMAN & WAKEFIELD plc
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business Overview
Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is a leading global commercial real estate services firm with an iconic brand and approximately 50,000 employees led by an experienced executive team. We operate from over 400 offices in 60 countries, managing over 4.1 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. We serve the world’s real estate owners and occupiers, delivering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including Property, facilities and project management, Leasing, Capital markets, Valuation and other services. In 2020, 2019 and 2018, we generated revenues of $7.8 billion, $8.8 billion and $8.2 billion, respectively, and service line fee revenue of $5.5 billion, $6.4 billion and $6.0 billion, respectively.
Since 2014, we have built our company organically and through the combination of DTZ, Cassidy Turley and Cushman & Wakefield, giving us the scale and global footprint to effectively serve our clients’ multinational businesses. The result is a global real estate services firm with the iconic Cushman & Wakefield brand, steeped in over 100 years of leadership. In 2020, 2019 and 2018, we were named #2 in our industry’s top brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands.
Our recent history has been a period of rapid growth and transformation for our company. Our experienced management team has been focused on integrating companies, driving operating efficiencies, realizing cost savings, attracting and retaining talent and improving financial performance. In August 2018, Cushman & Wakefield successfully completed an initial public offering (the "IPO"), listing the firm on the New York Stock Exchange (NYSE: CWK).
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

Our Principal Services and Regions of Operation
We have organized our business, and report our operating results, through three geographic segments: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC") representing 73%, 12% and 15% of our 2020 revenue and 69%, 16% and 15% of our 2020 service line fee revenue, respectively. Within those segments, we operate the following service lines: Property, facilities and project management; Leasing; Capital markets; and Valuation and other, representing 54%, 23%, 14% and 9% of our 2020 service line fee revenue, respectively.

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
By revenue, our largest country was the United States, representing 69%, 67% and 66% of revenue in the years ended December 31, 2020, 2019 and 2018, respectively, followed by Australia, representing 6%, 6% and 7% of revenue in the years ended December 31, 2020, 2019 and 2018, respectively.

Our Service Lines
Property, Facilities and Project Management. Our largest service line includes property management, facilities management, facilities services and project and development services. Revenues in this service line are recurring in nature, many through multi-year contracts with relatively high switching costs.

For occupiers, we offer integrated facilities management, project and development services, portfolio administration, transaction management and strategic consulting. These services are offered individually, or through our global occupier services offering, which provides a comprehensive range of bundled services resulting in consistent quality of service and cost savings.
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
Fees in this service line are generally based on a fixed recurring fee or a variable fee, which may be based on hours incurred, a percentage mark-up on actual costs incurred or a percentage of monthly gross receipts. As such, this service line has a large component of revenue that consists of us contracting with third-party providers (engineers, landscapers, etc.) and then passing these expenses on to our clients.
Leasing. Our second largest service line, Leasing, consists of two primary sub-services: owner representation and tenant representation. In owner representation leasing, we typically contract with a building owner on a multi-year agreement to lease their available space. In tenant representation leasing, we are typically engaged by a tenant to identify and negotiate a lease for them in the form of a renewal, expansion or relocation. We have a higher degree of visibility into Leasing services fees due to contractual renewal dates, leading to renewal, expansion or new lease revenue. In addition, Leasing fees are less cyclical as tenants need to renew or lease space to operate in all economic conditions.
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

Human Capital Resources and Management
Cushman & Wakefield continues to place our people at the center of everything we do. We invest in our people by focusing on learning and development, work-life balance, and diversity and inclusion practices, all while providing a healthy culture where employees feel engaged and empowered to be themselves at work.
Our people come from a diverse set of backgrounds, cultures and expertise that creates a culture of collaboration and collective success. We work to support the success and development of our people by continuing to build an inclusive culture, focusing on the manager-employee relationship and providing our employees with opportunities to support their ongoing career growth.
As of December 31, 2020, we had approximately 50,000 employees worldwide. Our employees include management, brokers and other sales staff, administrative specialists, valuation specialists, maintenance, landscaping, janitorial and office staff and others. We offer an equal opportunity workplace where our people feel safe, respected, rewarded and appreciated for their contributions.
Across our Property, facilities and project management, Leasing, Capital markets, and Valuation and other service lines, our employees are compensated in different manners in line with common practices in their professional field and geographic region. Many of our real estate professionals in the Americas and in certain international markets work on a commission basis, particularly our Leasing and Capital markets professionals in the United States. Commissions are tied to the value of transactions and subject to fluctuation.

Leasing and Capital markets real estate professionals in EMEA and Asia Pacific work on a salary basis, with an additional performance bonus based on a share of the profits of their business unit. Even within our geographic segments, our service lines employee base includes a mix of professional and non-salaried employees.
With the exception of approximately 9,000 employees, the majority of whom are employed in facilities services, including janitorial, security and mechanical maintenance services, our employees do not report being members of any labor unions. We consider relations with our employees to be good.

Coronavirus Pandemic (COVID-19)
The coronavirus (COVID-19) pandemic has left an extraordinary impact on the world and its effects are still being realized across sectors and industries. Our commitment during this unprecedented time remains to our clients and to our 50,000 people who are working tirelessly to continue to deliver exceptional service and maintain essential operations in buildings we manage. We recognize all our employees for their dedication, but especially those janitors, tradespeople and building managers who put their lives at risk every time they leave their houses to ensure essential buildings are clean, safe and operational during the pandemic.
In 2020, Cushman & Wakefield launched a Global Employee Assistance Fund, part of a $5 million commitment to employee assistance programs to support our employees impacted by COVID-19. In addition, members of Cushman & Wakefield's global management team have chosen to voluntarily forego a portion of their salaries in support of frontline employees, and all employees have been given the opportunity to make a charitable donation to the employee fund. We have also created a COVID-19 Executive Task Force that has implemented business continuity plans and taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures. This executive task force is comprised of representatives from every part of our business, including Health, Safety, and Security & Environment experts. The task force has authority to make timely, informed decisions relating to our business continuity planning and actions.

Industry Overview and Market Trends
We operate in an industry where the increasing complexity of our clients’ real estate operations drives demand for high quality services providers. The sector is fragmented among regional, local and boutique providers. Industry sources estimate that the five largest global firms combined account for less than 20% of the global commercial real estate services industry by revenue.
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
Increased institutional ownership drives demand for services in three ways:
◦Increased demand for property management services - Institutional owners self-perform property management services at a lower rate than private owners, outsourcing more to services providers.
◦Increased demand for transaction services - Institutional owners execute real estate transactions at a higher rate than private owners.
◦Increased demand for advisory services - Because of a higher transaction rate, there is an opportunity for services providers to grow the number of ongoing advisory engagements.
Owners and Occupiers Continue to Consolidate Their Real Estate Services Providers. Even during the COVID-19 pandemic, owners and occupiers continued to consolidate their services provider relationships on a regional, national, and global basis to obtain more consistent execution across markets and to benefit from streamlined management oversight of “single point of contact” service delivery.

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

Our Competitive Strengths
We believe we are well positioned to capitalize on the growth opportunities and globalization trends in the commercial real estate services industry, even in these uncertain economic times brought forth by the coronavirus (COVID-19) pandemic. We attribute our position to the following competitive strengths:

Global Size and Scale. We believe multinational clients prefer to partner with real estate services providers with the scale necessary to meet their needs across multiple geographies and service lines. Often, this scale is a pre-requisite to compete for complex global service mandates. We are one of three global real estate services providers able to deliver such services on a global basis. We have built a platform by investing in our people and technology to enable our approximately 50,000 employees to offer our clients services through an extensive network of over 400 offices across 60 countries. This scale provides operational leverage, translating revenue growth into increased profitability.

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

Our Iconic Brand. The history of our franchise and brand is one of the oldest and most respected in the industry. Our founding predecessor firm, DTZ, traces its history back to 1784 with the founding of Chessire Gibson in the U.K. Our brand, Cushman & Wakefield, was founded in 1917 in New York. Today, this pedigree, heritage and continuity of brand continues to be recognized by our clients, employees and the industry. From 2018 to 2020, we were named #2 in our industry’s top brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands. In addition, according to leading industry publications, we hold the top positions in real estate sectors like U.S. industrial brokerage, U.S. retail brokerage and U.K. office brokerage, and have been consistently ranked among the International Association of Outsourcing Professionals’, or IAOP, top 100 outsourcing professional service firms. In 2020, Forbes named Cushman & Wakefield on its list of America’s Best Employers for Women. We were also named the top CRE advisor in the world as selected by Euromoney.

Significant Recurring Revenue Resilient to Changing Economic Conditions. In 2020, our Property, facilities and project management service line, which is recurring and contractual in nature, generated 68% of our revenue and 54% of our service line fee revenue. Additionally, services with high visibility including our Leasing and Valuation and other service lines generated 22% of our revenue and 32% of our service line fee revenue in 2020. These revenue streams have provided greater stability to our cash flows and underlying business and have proven to be resilient to changing economic conditions, as well as beneficial to operations during the COVID-19 pandemic.
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
Capital-Light Business Model. We generate strong cash flow through our low capital intensive business model and focused and disciplined capital deployment. We target average capital expenditures to be less than 1% of revenue in the near to medium term. We expect to reinvest this cash flow into our services platform as well as in-fill M&A to continue to drive growth.
Best-In-Class Executive Leadership and Sponsorship. Our executive management team possesses a diverse set of backgrounds across complementary expertise and disciplines. Our Executive Chairman and Chief Executive Officer ("CEO"), Brett White, has more than 35 years of commercial real estate experience successfully leading the largest companies in our sector. John Forrester, our President, was previously the CEO of DTZ where he began his career in 1988. Our Chief Financial Officer ("CFO"), Duncan Palmer, has held senior financial positions in global organizations across various industries over his career, including serving as CFO of Owens Corning and RELX Group.
In early January 2021, we appointed Neil Johnston as Executive Vice President ("EVP") & CFO. Mr. Johnston will initially be the firm’s consultant, starting January 18, and take on the CFO appointment on February 28. His hiring is part of a transition which began in February 2020, when Mr. Palmer announced his retirement. A 30-year finance veteran with extensive executive leadership experience, Mr. Johnston most recently served as EVP and CFO of Presidio, a $3B IT solutions provider. Prior to his time at Presidio, Mr. Johnston spent 20 years in various finance leadership roles at Cox Enterprises, a privately held $20B global conglomerate, most recently as EVP and CFO of Cox Automotive, a $7B automotive services company.
TPG Global LLC (together with its affiliates, “TPG”), PAG Asia Capital ("PAG") and Ontario Teachers' Pension Plan Board ("OTPP"), collectively referred to as our Principal Shareholders have supported our growth initiatives and have a proven track record of investing and growing industry-leading businesses like ours. As of December 31, 2020, our Principal Shareholders collectively held slightly less than 50% of our outstanding ordinary shares. This group of Principal Shareholders brings with them years of institutional investing and stewardship with deep knowledge and experience sponsoring public companies.

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

Expand Margins Through Operational Excellence. Our management team has driven integration benefits during the period of our ownership by the Principal Shareholders resulting in significant margin expansion through organic operational improvements, the successful realization of synergies from previous acquisitions and developing economies of scale. We have a demonstrated track record of expanding adjusted EBITDA margins since our inception in 2014 and expect this trend to continue over time. We view margin expansion as the primary measure of productivity.

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

Continue to Deploy Capital Around Our In-fill M&A Strategy. We have an ongoing pipeline of potential acquisitions to improve our offerings to clients across geographies and service lines. We are highly focused on the successful execution of our acquisition strategy and have been successful at targeting, acquiring and integrating real estate services providers to broaden our geographic and specialized service capabilities. The opportunities offered by in-fill acquisitions are additive to our platform as we continue to grow our business. We expect to be able to continue to find, acquire and integrate acquisitions to drive growth and improve profitability, in part by leveraging our scalable platform and technology investments. In-fill opportunities occur across all geographies and service lines and over time we expect to invest in acquisitions with recurring and more visible revenue streams.

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

Competition
We compete across a variety of geographies, markets and service lines within the commercial real estate services industry. Each of the service lines in which we operate is highly competitive on a global, national, regional and local level. While we are one of the three largest global commercial real estate services firms as measured by service line fee revenue and workforce, our relative competitive position varies by geography and service line. Depending on the product or service, we face competition from other commercial real estate services providers, institutional lenders, in-house corporate real estate departments, investment banking firms, investment managers, accounting firms and consulting firms. Although many of our competitors across our larger service lines are smaller local or regional firms, they may have a stronger presence in certain markets. We are also subject to competition from other large national and multinational firms that have similar service competencies and geographic footprint to ours, including Jones Lang LaSalle Incorporated (NYSE:JLL) and CBRE Group, Inc. (NYSE: CBRE).

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
Cushman & Wakefield plc, the parent company, does not conduct any operations other than with respect to its direct and indirect ownership of its subsidiaries, and its business operations are conducted primarily out of its indirect operating subsidiary, DTZ Worldwide Limited and its subsidiaries. Our corporate headquarters are located at 225 West Wacker Drive, Chicago, Illinois. Our website address is www.cushmanwakefield.com. The information contained on, or accessible through, our website is not part of or incorporated into this Form 10-K.

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
Seasonality
The market for some of our products and services is seasonal, especially in the Leasing and Capital markets service lines. Generally, our industry is focused on completing transactions by calendar year-end, with a significant concentration in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income tend to be lowest in the first quarter, and highest in the fourth quarter of each year. The Property, facilities and project management service line partially mitigates this intra-year seasonality, due to the recurring nature of this service line, which generates more stable revenues throughout the year. The seasonality of service line fee revenue flows through to net income and cash flow from operations.
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
Risk Factors Summary

The material risks summarized in further detail below include those relating to:

Risks Related to Our Business and Operations
•the coronavirus pandemic (COVID-19);
•attracting and retaining qualified and experienced employees;
•acquisitions we have made or may make in the future;
•the perception of our brand and reputation in the marketplace;
•concentration of our business with corporate clients;
•the seasonal nature of portions of our business;
•actual or perceived conflicts of interest and their potential impact on our service lines;
•information technology strategies and our ability to adapt to changes in technology;
•the security of our information and technology networks;
•interruptions or failures of our information technology, communications systems or data services;
•potential breaches relating to our information systems;
•infrastructure disruptions;
•impairment of goodwill and other intangible assets;
•our ability to comply with new or changing laws and regulations;
•our ability to execute on our strategy for operational efficiency;
•environmental liabilities as a result of our role as a property or facility manager or developer of real estate;
•adverse developments in the credit markets;
•social, political and economic risks in different countries and foreign currency volatility;

Risks Related to Our Industry and the Macroeconomic Environment
•general economic conditions and their potential impact on the commercial real estate market;
•local, regional and global competition;
•systems failures in the derivatives and securities trading industry;
•fluctuations in foreign currency exchange rates;
•difficulty executing our growth strategy and maintaining our growth effectively;

Risks Related to Our Common Stock
•our reliance on our Principal Shareholders;
•the ability of our Principal Shareholders to exert significant influence over our business;
•potential conflicts of interest of our directors;
•the rights of certain of our shareholders to engage or invest in the same or similar businesses as us;
•the rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware;
•fluctuations in the price our shares;
•price declines resulting from future sales of ordinary shares;
•future offerings of debt or equity securities and the potential impact of such offerings on the price of our ordinary shares;
•our policy relating to the payment of dividends;
•our dependence on dividends and distributions from our subsidiaries to pay any dividends;
•our ability to maintain effective internal control over financial reporting;
•the requirements and resources required as a public company;
•research published by securities or industry analysts;

Risks Related to Our Indebtedness
•restrictions imposed by our credit facilities;
•our substantial amount of indebtedness and its potential impact on the operation of our business;
•our ability to incur additional debt;
•our ability to service our existing debt;
•the future performance of interest rate benchmarks, including LIBOR;

Legal and Regulatory Risks
•litigation that could subject us to financial liabilities and/or damage our reputation;
•our dependence on certain long-term client relationships and service agreements;
•the ability of U.S.-based shareholders to enforce civil liabilities against us;
•anti-takeover provisions in our articles of association;
•the impact of the U.K. City Code on Takeovers and Mergers;
•required shareholder approval of certain capital structure decisions; and
•the exclusive forum provisions set forth in our articles of association.

Risks Related to Our Business and Operations

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
Our service lines could also suffer from political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty. For example, in 2016 the U.K. voted to approve its withdrawal from membership in the European Union (commonly known as “Brexit”). The U.K. officially withdrew from the European Union on January 31, 2020 and various transitional arrangements expired on December 31, 2020. Although the U.K. and European Union have reached an agreement on certain terms concerning the U.K.'s withdrawal, there remains substantial uncertainty regarding the details of the U.K.'s ongoing relationship with the European Union. The lack of clarity about applicable future laws, regulations or treaties, as well as the operation of any such rules pursuant to the withdrawal terms, including financial laws and regulations, tax and free trade agreements, intellectual property rights, environmental, health and safety laws and regulations, immigration laws, employment laws and other rules that may apply to us, could increase our costs, restrict our access to capital within the United Kingdom and the European Union, and depress economic activity. Speculation about the consequences of Brexit for the United Kingdom and other European Union members has caused and may continue to cause market volatility and currency fluctuations and adversely impact our clients’ confidence, which has resulted and may continue to result in a deterioration in our EMEA segment as leasing and investing activity slowed. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.
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
The COVID-19 pandemic has already had several significant effects on our business, including decreased demand for our services as a result of the slowdown in economic activity driven by the responses to the pandemic. As the success of our business is significantly related to general economic conditions, the disruption caused by these factors could reduce demand across some or all of our service lines. For example, in 2020, Leasing revenue declined 34% and Capital markets revenue declined 26%, compared to 2019.These effects of the coronavirus pandemic could also adversely impact our ability to deliver our services and could materially adversely affect our business, financial condition, results of operations and/or stock price.
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
Our company has a global business with different service lines and a broad client base and is therefore subject to numerous potential, actual or perceived conflicts of interests in the provision of services to our existing and potential clients. For example, conflicts may arise from our position as broker to both owners and tenants in commercial real estate lease transactions. In certain cases, we are also subject to fiduciary obligations to our clients. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, but these policies and procedures may not be adequate and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to identify, disclose and appropriately address potential conflicts of interest or fiduciary obligations, which could have an adverse effect on our business, financial condition and results of operations. In addition, it is possible that in some jurisdictions, regulations could be changed to limit our ability to act for parties where conflicts exist even with informed consent, which could limit our market share in those markets. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.
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
Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result have less direct control over our data and information technology systems. Such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified, and which could materially adversely affect us and our reputation. Furthermore, our, or our third-party vendors’, inability to detect unauthorized use (for example, by current or former employees) or take appropriate or timely steps to enforce our intellectual property rights may have an adverse effect on our business.

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
The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, floods, other natural disasters, epidemics or global health crises (including the coronavirus pandemic), defects and terrorist attacks can result in significant loss of life, and, to the extent we are held to have been negligent in connection with our management of the affected properties, we could incur significant financial liabilities and reputational harm. In addition, to the extent such disruptions impact global or regional economic conditions, the performance of our business could suffer, and our financial condition may be adversely affected.
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
Risks Related to Our Industry and the Macroeconomic Environment
We have numerous local, regional and global competitors across all of our service lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
We compete across a variety of service lines within the commercial real estate services and investment industry, including Property, facilities and project management, Leasing, Capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of financing), and advisory on real estate debt and equity decisions. Although we are one of the largest commercial real estate services firms in the world as measured by 2020 revenue, our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography, property type or service line, we face competition from other commercial real estate services providers and investment firms, including outsourcing companies that have traditionally competed in limited portions of our property, facilities management and project management service line and have expanded their offerings from time to time, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service line than we have allocated to that geography, property type or service line. In addition, future changes in laws could lead to the entry of other new competitors, such as financial institutions. Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis. We are further subject to competition from large national and multinational firms that have similar service and investment competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types, service lines that we serve. Beyond our two direct competitors, CBRE Group, Inc. and Jones Lang LaSalle Incorporated, the sector is highly fragmented amongst regional, local and boutique providers. Although many of our competitors across our larger product and service lines are smaller local or regional firms, they may have a stronger presence in their core markets than we do. In addition, disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.
Adverse developments in the credit markets may harm our business, results of operations and financial condition.
Our Capital markets (including representation of buyers and sellers in sales transactions and the arrangement of financing) and Valuation and other service lines are sensitive to credit cost and availability as well as marketplace liquidity. Additionally, the revenues in all our service lines are dependent to some extent on the overall volume of activity (and pricing) in the commercial real estate market. Disruptions in the credit markets may adversely affect our advisory services to investors, owners, and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of commercial real estate are not able to obtain favorable financing, resulting in the lack of disposition and acquisition opportunities for our projects, our Valuation and other and Capital markets service lines may be unable to generate revenues.

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
Due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. For example, Brexit was associated with a significant decline in the value of the British pound sterling against the USD in 2016 and developments relating to the U.K.’s withdrawal or other changes to the membership or policies of the European Union, or speculation about such events, may be associated with increased volatility in the British pound sterling or other foreign currency exchange rates against the USD.
In addition to exposure to foreign currency fluctuations, our international operations expose us to international economic trends as well as foreign government policy measures. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
•currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits;
•adverse changes in regulatory or tax requirements and regimes or uncertainty about the application of or the future of such regulatory or tax requirements and regimes;
•the responsibility of complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions, e.g., with respect to data protection, privacy regulations, corrupt practices, embargoes, trade sanctions, employment and licensing;
•the responsibility of complying with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other anti-bribery, anti-money laundering and corruption laws;
•the impact of regional or country-specific business cycles and economic instability;
•greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws;
•a tendency for clients to delay payments in some European and Asian countries;
•political and economic instability in certain countries;
•foreign ownership restrictions with respect to operations in certain countries, particularly in Asia Pacific and the Middle East, or the risk that such restrictions will be adopted in the future; and
•changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments as a result of any such changes to laws or policies or due to trends such as populism, economic nationalism and against multinational companies.
Our business activities are subject to a number of laws that prohibit various forms of corruption, including local laws that prohibit both commercial and governmental bribery and anti-bribery laws that have a global reach, such as the FCPA and the U.K. Bribery Act. Additionally, our business activities are subject to various economic and trade sanctions programs and import and export control laws, including (without limitation) the economic sanctions rules and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions or dealings with specified countries and territories, their governments, and, in certain circumstances, their nationals, as well as with individuals and entities that are targeted by list-based sanctions programs. We maintain written policies and procedures and implement anti-corruption and anti-money laundering compliance programs, as well as programs designed to enable us to comply with applicable economic and trade sanctions programs and import and export control laws (“Compliance Programs”). However, coordinating our activities to address the broad range of complex legal and regulatory environments in which we operate presents significant challenges. Our current Compliance Programs may not address the full scope of all possible risks or may not be adhered to by our employees or other persons acting on our behalf. Accordingly, we may not be successful in complying with regulations in all situations and violations may result in criminal or civil sanctions, including material monetary fines, penalties, equitable remedies (including disgorgement), and other costs against us or our employees, and may have a material adverse effect on our reputation and business.
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

Risks Related to Our Common Stock

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
As of December 31, 2020, the Principal Shareholders owned slightly less than 50% of our total ordinary shares outstanding. Pursuant to the shareholders’ agreement with our Principal Shareholders, the Principal Shareholders have the right to designate five of the seats on our board of directors, and as a result Jonathan Coslet, Timothy Dattels, Qi Chen, Lincoln Pan and Rajeev Ruparelia have been appointed to our board of directors. The Principal Shareholders thus have the ability to strongly influence or effectively control our affairs and policies, including the approval of certain actions such as amending our articles of association, commencing bankruptcy proceedings and taking certain actions (including, without limitation, incurring debt, issuing shares, selling assets, repurchasing shares, paying dividends and engaging in mergers and acquisitions), appointing members of our management, issuing equity under our management incentive plans and any transaction that requires shareholder approval regardless of whether others believe that such change or transaction is in our best interests.
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
We are incorporated under the laws of England and Wales. The rights of holders of our ordinary shares are governed by the laws of England and Wales, including the provisions of the U.K. Companies Act 2006, and by our articles of association. These rights, including rights relating to removing directors, calling general meetings or initiating litigation on behalf of the Company, differ in certain respects from the rights of shareholders in typical U.S. corporations organized in Delaware, and may in some instances be less favorable to our shareholders. For a discussion of these differences, see the section entitled “Description of Share Capital—Differences in Corporate Law” in our prospectus dated August 1, 2018, which is filed with the SEC. The Annual Report on Form 10-K does not represent a U.K. Companies statutory account filing.

The market price of our ordinary shares may fluctuate significantly.
The trading price of our ordinary shares may be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, including the following:
•quarterly variations in our results of operations;
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;

•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•strategic actions by us or our competitors;
•announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•changes in business or regulatory conditions;
•investor perceptions or the investment opportunity associated with our ordinary shares relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•changes in accounting principles;
•announcements by third parties or governmental entities of significant claims or proceedings against us;
•a default under the agreements governing our indebtedness;
•future sales of our ordinary shares by us, directors, executives and significant shareholders;
•changes in domestic and international economic and political conditions and regionally in our markets; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.
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
As of December 31, 2020, we had 222.0 million ordinary shares outstanding. Of these outstanding ordinary shares, all of the ordinary shares sold in the IPO are freely tradable in the public market. All of our ordinary shares outstanding prior to the closing of the IPO, other than those sold in registered public offerings, and all of the ordinary shares sold in the private placement that closed concurrently with our IPO (the “Concurrent Private Placement”) are restricted securities as defined in Rule 144 under the Securities Act (“Rule 144”) and may be sold by the holders into the public market from time to time in accordance with and subject to Rule 144, including, where applicable, limitation on sales by affiliates under Rule 144. Refer to Note 1: Organization and Business Overview of our Consolidated Financial Statements for additional information on the Concurrent Private Placement.

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
Currently, we have 2.3 million shares and 1.4 million shares issuable upon the exercise of outstanding options that vest on time-based and performance-based criteria, respectively, 4.1 million and 1.5 million shares issuable upon vesting of RSUs that vest on time-based and performance-based criteria, respectively, and 5.3 million shares reserved for future grants under our equity incentive plans. Shares acquired upon the exercise of vested options or RSUs under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of ordinary shares following the vesting of outstanding equity options or RSUs could cause the market price of our ordinary shares to decline.
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
Cushman & Wakefield plc, the parent company, is a holding company with nominal net worth. We do not have any assets apart from investment in subsidiaries or conduct any business operations. Our business operations are conducted primarily out of our indirect operating subsidiary, DTZ Worldwide Limited and its subsidiaries.

We are a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, DTZ Worldwide Limited. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See "Note 9: Long-term Debt and Other Borrowings". Our 2018 First Lien Credit Agreement and the indenture governing the 2020 Notes impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable. In addition, our subsidiaries, including our indirect operating subsidiary, DTZ Worldwide Limited, are separate and distinct legal entities and have no obligation to make any funds available to us.
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our ordinary shares may be negatively affected.
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) and related rules and regulations, our management is required to report on, and our independent registered public accounting firm is required to audit as of the end of each fiscal year, the effectiveness of our internal controls over financial reporting. Our management concluded our internal control over financial reporting was effective as of December 31, 2020, and our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of our internal control over financial reporting.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and are required to comply with the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to continue to commit significant resources, hire additional staff and provide additional management oversight. We have implemented and will continue to implement, additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Our Indebtedness
Our 2018 First Lien Credit Agreement imposes operating and financial restrictions on us, and in an event of a default, all of our borrowings would become immediately due and payable.
The credit agreement, dated as of August 21, 2018 (the "2018 First Lien Credit Agreement"), which governs our $2.7 billion term loan (the "2018 First Lien Loan") and revolving credit facility (the "Revolver"), imposes, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:
•plan for or react to market conditions;
•meet capital needs or otherwise carry out our activities or business plans; and
•finance ongoing operations, strategic acquisitions, investments or other capital needs or engage in other business activities that would be in our interest, including:
◦incurring or guaranteeing additional indebtedness;
◦granting liens on our assets;
◦undergoing fundamental changes;
◦making investments;
◦selling assets;
◦making acquisitions;
◦engaging in transactions with affiliates;
◦amending or modifying certain agreements relating to junior financing and charter documents;
◦paying dividends or making distributions on or repurchases of share capital;
◦repurchasing equity interests or debt;
◦transferring or selling assets, including the stock of subsidiaries; and
◦issuing subsidiary equity or entering into consolidations and mergers.
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
We have a substantial amount of indebtedness. As of December 31, 2020, our total debt was approximately $3.3 billion, nearly all of which consisted of the 2018 First Lien Loan and our 2020 Notes. As of December 31, 2020, we had 0 outstanding funds drawn under our Revolver.
Our level of indebtedness increases the possibility that we may be unable to pay the principal amount of our indebtedness and other obligations when due. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under such instruments;
•make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•expose us to the risk that if unhedged, or if our hedges are ineffective, interest expense on our variable rate indebtedness will increase;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that are less highly leveraged and therefore able to take advantage of opportunities that our indebtedness prevents us from exploiting;
•limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes; and
•cause us to pay higher rates if we need to refinance our indebtedness at a time when prevailing market interest rates are unfavorable.
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

We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. Although our 2018 First Lien Credit Agreement and the indenture governing the 2020 Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.
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
The majority of our debt, including our 2018 First Lien Loan and the Revolver, bears interest at variable interest rates. The LIBOR and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement is expected to result in the extension of the transition period to June 2023, the United States Federal Reserve concurrently issued a statement cautioning banks against new USD LIBOR issuances by the end of 2021. In light of these recent developments, the future of LIBOR remains uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Any disruption or replacement of LIBOR could adversely affect the interest rates on our current or future debt obligations.

Legal and Regulatory Risks
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
Many of the service agreements we have with our clients may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. Some agreements related to our Leasing service line may be rescinded without notice. In this competitive market, if we are unable to maintain long-term client relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and resulting weaknesses in the markets in which they themselves compete led to additional pricing pressure from clients as they came under financial pressure. These effects have continued to moderate, but they could increase again in the wake of the continuing political and economic uncertainties within the European Union, the United Kingdom, the United

States and China, including as a result of volatility in oil and commodity prices, changes in trade policies and other political and commercial factors over which we have no control.
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
Certain provisions of the U.K. Companies Act 2006 and our articles of association may have the effect of delaying or preventing a change in control of us or changes in our management. For example, our articles of association include provisions that:
•create a classified board of directors whose members serve staggered three-year terms (but remain subject to removal as provided in our articles of association);
•establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors;
•provide our board of directors the ability to grant rights to subscribe for our ordinary shares and/or depositary interests representing our ordinary shares without shareholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the share ownership of a potential hostile acquirer;
•provide certain mandatory offer provisions, including, among other provisions, that a shareholder, together with persons acting in concert, that acquires 30 percent or more of our issued shares without making an offer to all of our other shareholders that is in cash or accompanied by a cash alternative would be at risk of certain sanctions from our board of directors unless they acted with the consent of our board of directors or the prior approval of the shareholders; and
•provide that vacancies on our board of directors may be filled by a vote of the directors or by an ordinary resolution of the shareholders, including where the number of directors is reduced below the minimum number fixed in accordance with the articles of association.
In addition, public limited companies are prohibited under the U.K. Companies Act 2006 from taking shareholder action by written resolution.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. See also “Provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders.”
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
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” beginning on page 11 [or Item 1A herein]. We believe that these factors include, but are not limited to:
•disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve;
•disruptions caused by the coronavirus pandemic to us or our clients due to facility closures, government restrictions or general economic deterioration as a result of measures takes to combat the pandemic;
•adverse developments in the credit markets;
•our ability to compete globally, or in local geographic markets or service lines that are material to us, and the extent to which further industry consolidation, fragmentation or innovation could lead to significant future competition;
•social, political and economic risks in different countries as well as foreign currency volatility;
•our ability to retain our senior management and attract and retain qualified and experienced employees;
•our reliance on our Principal Shareholders;
•the inability of our acquisitions to perform as expected and the unavailability of similar future opportunities;
•perceptions of our brand and reputation in the marketplace and our ability to appropriately address actual or perceived conflicts of interest;
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
•our dependence on long-term client relationships and on revenue received for services under various service agreements;
•the concentration of business with corporate clients;
•the seasonality of significant portions of our revenue and cash flow;

•our ability to execute information technology strategies, maintain the security of our information and technology networks and avoid or minimize the effect of a cyber-attack or an interruption or failure of our information technology, communications systems or data services;
•the possibility that infrastructure disruptions may disrupt our ability to manage real estate for clients;
•the possibility that our goodwill and other intangible assets could become impaired;
•our ability to comply with new laws or regulations and changes in existing laws or regulations and to make correct determinations in complex tax regimes;
•our ability to execute on our strategy for operational efficiency successfully;
•the possibility we may be subject to environmental liability as a result of our role as a property or facility manager or developer of real estate;
•the fact that the Principal Shareholders have significant influence over us and key decisions about our business that could limit other shareholders’ ability to influence the outcome of matters submitted to shareholders for a vote;
•the fact that certain of our shareholders have the right to engage or invest in the same or similar businesses as us;
•the possibility that the rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware;
•the possibility that U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management;
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
•the fact that we do not currently anticipate paying any dividends in the foreseeable future;
•the fact that our internal controls over financial reporting may not continue to be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness in the future, and the possibility that the requirements of being a public company may strain our resources and distract our management; and
•the possibility that securities or industry analysts may not publish research or may publish inaccurate or unfavorable research about our business.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices are located at 125 Old Broad Street, London, United Kingdom, EC2N 1AR, and our telephone number is +44 20 3296 3000.
We operate from over 400 company and affiliated offices in 60 countries. We operate 246 offices in the Americas, 110 offices in EMEA and 60 offices in APAC.
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
We establish reserves in accordance with FASB guidance on Accounting for Contingencies should a liability arise that is both probable and reasonably estimable. We adjust these reserves as needed to respond to subsequent changes in events. Refer to Note 15: Commitments and Contingencies in our audited Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
Our ordinary shares have been listed for trading on the NYSE under the symbol "CWK" since August 2, 2018. Prior to this, the share price was based off an internally calculated value developed based on the enterprise value of the Company. The approximate number of record holders of the Company's ordinary shares as of February 25, 2021 was 2.

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

Equity Compensation Plans
The information required by this item is incorporated by reference to the information appearing in the Proxy Statement for our 2021 Annual General Meeting of Shareholders.

Stock Performance Graph
The following graph shows our cumulative total shareholder return for the period beginning August 2, 2018, the day public trading of shares began, and ending on December 31, 2020. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and our industry peer groups.

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

Comparison of Year-to-date Cumulative Total Return(1)
AMONG CUSHMAN AND WAKEFIELD PLC, THE S&P 500 INDEX(2) AND A PEER GROUP

$140
$120
$100
$80
$60
8/2/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Quarter Ended
CWK
S&P 500
Peer Group

	08/02/18	9/18	12/18	3/19	6/19	9/19	12/19	3/20	6/20	9/20	12/20
CWK	100.00	95.40	81.25	99.94	100.39	104.04	114.77	65.92	69.96	59.01	83.27
S&P 500	100.00	103.07	88.67	100.25	104.05	105.29	113.94	91.42	109.66	118.95	132.85
Peer Group	100.00	86.97	77.09	100.11	97.48	96.29	117.28	64.16	68.78	65.98	97.65
(1) $100 invested on August 2, 2018 in stock or index-including reinvestment of dividends and adjustment for stock splits.
(2) Copyright © 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
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

Item 6. Selected Financial Data
The following table presents selected consolidated financial data, derived from our audited Consolidated Financial Statements, for the five-year period ended December 31, 2020.
The selected financial data presented in the table below should be read in conjunction with "Risk Factors," “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. The selected historical Consolidated Statements of Operations data for the years ended December 31, 2020, 2019 and 2018, and selected historical Consolidated Balance Sheet data as of December 31, 2020 and 2019 have been derived from our audited Consolidated Financial Statements included elsewhere in this Form 10-K. The selected historical Consolidated Balance Sheet data as of December 31, 2018, 2017 and 2016 and historical Consolidated Statements of Operations data for years ended December 31, 2017 and 2016 have been derived from our audited Consolidated Financial Statements not included in this Form 10-K.

Historical results are not necessarily indicative of the results to be expected in the future.

Statement of Operations Data:	Year Ended December 31,
(in millions, except for per share data)	2020	2019	2018	2017	2016
Revenue	$7,843.7	$8,751.0	$8,219.9	$6,923.9	$6,215.7
Operating income (loss)	$(53.1)	$187.3	$12.6	$(171.1)	$(295.4)
Net income (loss) attributable to the Company	$(220.5)	$0.2	$(185.8)	$(221.3)	$(434.2)

Net earnings (loss) per Share, Basic and Diluted:
Basic	$(1.00)	$—	$(1.09)	$(1.54)	$(3.07)
Diluted	$(1.00)	$—	$(1.09)	$(1.54)	$(3.07)

Weighted Average Shares Outstanding
Basic	220.8	217.7	171.2	143.9	141.4
Diluted	220.8	224.5	171.2	143.9	141.4

Balance sheet data (at period end):
Total cash and cash equivalents	$1,074.8	$813.2	$895.3	$405.6	$382.3
Total assets	$7,337.9	$7,163.4	$6,546.0	$5,793.4	$5,677.3
Total liabilities	$6,242.3	$5,862.1	$5,185.9	$5,294.0	$5,091.9
Total debt	$3,275.4	$2,659.6	$2,684.1	$2,843.5	$2,660.1

Other Historical Data:	Year Ended December 31,
(in millions)	2020	2019	2018
Americas Adjusted EBITDA(1)	$326.5	$499.8	$450.3
EMEA Adjusted EBITDA(1)	77.5	100.4	107.9
APAC Adjusted EBITDA(1)	100.3	124.2	100.9
Adjusted EBITDA(1)	$504.3	$724.4	$659.1
(1)Adjusted EBITDA is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of total Adjusted EBITDA to net income (loss) attributable to the Company.

Statement of Cash Flow Data:	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by (used in) operating activities	$(38.2)	$269.3	$(2.2)
Net cash used in investing activities	(257.8)	(274.9)	(218.0)
Net cash provided by (used in) financing activities	571.9	(89.6)	725.9

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
Overview
Cushman & Wakefield is a leading global commercial real estate services firm, built on a trusted brand and backed by approximately 50,000 employees and serving the world's real estate owners and occupiers through a scalable platform. We operate from over 400 offices in 60 countries, managing over 4.1 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients.

Our business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services.
Impact of COVID-19
The emergence and proliferation of a novel coronavirus (COVID-19) around the world, and particularly in the United States, Europe and China, presents significant risks to the Company. In response to the outbreak, many countries reacted by instituting quarantine measures, mandating business and school closure and restricting travel, all of which have had an adverse effect on the Company's operations. While restrictions in some areas have been lifted or relaxed, precautions and procedures remain in place in many countries which could continue to impact the Company’s operations for a significant period of time. In addition, some locations have experienced, or may in the future experience, resurgences in COVID-19 cases. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity, much of which will depend on when and to what extent current restrictions are lifted and economic conditions improve. In response to the global pandemic, the Company created a COVID-19 executive task force that has implemented business continuity plans and has taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures. This executive task force is comprised of representatives from every part of our business, including Health, Safety, Security & Environment experts. The task force has authority to make timely, informed decisions relating to our business continuity planning and actions. As a result of these actions, the Company has not experienced significant disruptions to date in its operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic.
The impact of COVID-19 has been significant since March 2020, as demand declined in our transaction related brokerage service lines. In 2020, Leasing revenue declined 34% and Capital markets revenue declined 26%, compared to 2019. We have incurred and expect to continue to incur expenses related to operations and responses to any disruption caused by the pandemic. In 2020, the Company received $37.0 million in grants and subsidies from certain governmental relief programs established in response to the pandemic.
Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $2.1 billion as of December 31, 2020, comprising of cash on hand of $1.1 billion and an undrawn revolving credit facility of $1.0 billion.
The Company will continue to monitor the circumstances and may take further actions that affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders. The circumstances surrounding COVID-19 remains fluid, and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and in other countries. For these reasons, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part I, Item 1A - “Risk Factors” for further information.

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

Revenue Recognition
Since January 1, 2018, under current revenue recognition Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("Topic 606"), revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services.

The Company enters into contracts and earns revenue from its Property, facilities and project management, Leasing, Capital markets and Valuation and other service lines. Revenue is recognized net of any taxes collected from customers. A performance obligation is a promise in a contract to transfer a distinct service or a series of distinct services to the client and is the unit of account. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct service in the contract.

Business Combinations, Goodwill and Other Intangible Assets
Acquired identifiable assets, liabilities and any non-controlling interests are recorded at fair value at the date of acquisition. Any excess of the cost of the business combination over the fair value of those assets and liabilities is recognized as goodwill on the Consolidated Balance Sheets.

Goodwill and indefinite-lived intangible assets are not amortized and are stated at cost. Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets is recognized in the Consolidated Statements of Operations on a straight-line basis over the estimated useful lives of the intangible assets. The Company evaluates the reasonableness of the useful lives of these intangible assets at least annually.

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

On an annual basis, the Company assesses whether the fair value of a reporting unit (“RU”) is less than its carrying amount by performing a qualitative assessment ("step zero") or quantitative assessment. The Company can either elect to perform the step zero assessment first and then proceed with the quantitative impairment test if it is more likely than not that the fair value of the RU is less than its carrying amount, or the Company can perform just the quantitative assessment. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the estimated fair value of a RU exceeds its carrying value, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company has elected an annual goodwill impairment assessment date of October 1, and for the impairment test performed on October 1, 2020, the Company concluded that there were no indications of impairment.

For a detailed discussion of goodwill and indefinite-lived intangible assets, refer to Note 6: Goodwill and Other Intangible Assets of the Notes to the audited Consolidated Financial Statements.

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
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.

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

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded discussion of 2018 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our 2019 Annual Report on Form 10-K filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following table sets forth items derived from our audited Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$2,969.7	$2,949.0	1%	1%
Leasing	1,275.6	1,938.6	(34)%	(34)%
Capital markets	769.7	1,029.4	(25)%	(26)%
Valuation and other	450.8	483.1	(7)%	(7)%
Total service line fee revenue(1)	5,465.8	6,400.1	(15)%	(14)%
Gross contract reimbursables(2)	2,377.9	2,350.9	1%	1%
Total revenue	$7,843.7	$8,751.0	(10)%	(10)%

Costs and expenses:
Cost of services provided to clients	$4,077.4	$4,630.8	(12)%	(12)%
Cost of gross contract reimbursables	2,377.9	2,350.9	1%	1%
Total costs of services	6,455.3	6,981.7	(8)%	(7)%
Operating, administrative and other	1,120.8	1,277.6	(12)%	(13)%
Depreciation and amortization	263.6	296.7	(11)%	(11)%
Restructuring, impairment and related charges	57.1	7.7	n.m.	n.m.
Total costs and expenses	7,896.8	8,563.7	(8)%	(8)%
Operating income (loss)	(53.1)	187.3	n.m.	n.m.
Interest expense, net of interest income	(163.8)	(150.6)	9%	9%
Earnings from equity method investments	8.3	2.6	n.m.	n.m.
Other income, net	32.0	3.5	n.m.	n.m.
Earnings (loss) before income taxes	(176.6)	42.8	n.m.	n.m.
Provision for income taxes	43.9	42.6	3%	(2)%
Net income (loss)	$(220.5)	$0.2	n.m.	n.m.

Adjusted EBITDA	$504.3	$724.4	(30)%	(31)%
Adjusted EBITDA margin(3)	9.2%	11.3%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income (loss)	$(220.5)	$0.2
Add/(less):
Depreciation and amortization(1)	263.6	296.7
Interest expense, net of interest income	163.8	150.6
Provision for income taxes	43.9	42.6
Integration and other costs related to merger(2)	64.0	112.5
Pre-IPO stock-based compensation(3)	19.2	43.9
Acquisition related costs and efficiency initiatives(4)	154.1	56.1
Other(5)	16.2	21.8
Adjusted EBITDA	$504.3	$724.4
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $165.1 million and $209.2 million for the year ended December 31, 2020 and 2019, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 12: Stock-based Payments of the Notes to the Consolidated Financial Statements for the year ended December 31, 2020 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in 2020 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other principally reflects COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office, which totaled $15.6 million for the year ended December 31, 2020. In 2019, activity reflected compliance implementation and one-time project costs of $10.4 million and other items including accounts receivable securitization.

Below is a summary of Total costs and expenses (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Americas Fee-based operating expenses	$3,423.3	$3,872.3
EMEA Fee-based operating expenses	792.9	832.9
APAC Fee-based operating expenses	763.1	976.6
Cost of gross contract reimbursables	2,377.9	2,350.9
Segment operating expenses:	7,357.2	8,032.7
Depreciation and amortization(1)	263.6	296.7
Integration and other costs related to merger(2)	64.0	112.5
Pre-IPO stock-based compensation(3)	19.2	43.9
Acquisition related costs and efficiency initiatives(4)	176.6	56.1
Other(5)	16.2	21.8
Total costs and expenses	$7,896.8	$8,563.7

(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $165.1 million and $209.2 million for the year ended December 31, 2020 and 2019, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 12: Stock-based Payments of the Notes to the Consolidated Financial Statements for the year ended December 31, 2020 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in 2020 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other principally reflects COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office, which totaled $15.6 million for the year ended December 31, 2020. In 2019, activity reflected compliance implementation and one-time project costs of $10.4 million and other items including accounts receivable securitization.

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue
Revenue was $7.8 billion, a decrease of $907.3 million or 10% versus the year ended December 31, 2019. This decrease was primarily attributed to lower brokerage activity during the year due to the impact of the COVID-19 pandemic. This decline was also driven in part by the impact of contributing the Company’s China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture in the first quarter of 2020. Leasing declined $663.0 million or 34% on a local currency basis. Capital markets declined $259.7 million or 26% on a local currency basis. Partially offsetting these trends was the continuing stability of the Company's Property, facilities and project management service line and Gross contract reimbursables revenue which were up $20.7 million and $27.0 million, respectively.

Cost of services
Cost of services of $6.5 billion decreased $526.4 million or 8%. Costs of services provided to clients declined 12% principally due to revenue trends described above resulting in lower variable costs including commissions, direct labor and compensation as well as the Company's operating efficiency initiatives and cost savings actions. This decrease was partially offset by higher Cost of gross contract reimbursables primarily related to the growth of Property, facilities and project management service line.

Operating, administrative and other
Operating, administrative and other of $1.1 billion decreased by $156.8 million due to lower revenue as well as the Company's operating efficiency initiatives and cost savings actions, including lower annual bonus for non-fee earners and reduced spending on travel and entertainment, third-party contractors and marketing. Overall, as a percentage of total revenue, operating, administrative and other costs was 14% for the year ended December 31, 2020 and the year ended December 31, 2019.

Depreciation and amortization
Depreciation and amortization was $263.6 million, a decrease of $33.1 million primarily due to the complete amortization of certain merger related customer relationships in 2020.

Restructuring, impairment and related charges
Restructuring, impairment and related charges were $57.1 million, an increase of $49.4 million, primarily due to operating efficiency initiatives implemented as part of the Company's strategic realignment of the business, which resulted in charges of $52.7 million for severance and other separation benefits.

Interest expense, net
Net interest expense of $163.8 million increased 9% compared to the year ended December 31, 2019 principally due to interest associated with the issuance of 2020 senior secured notes in the second quarter of 2020. Partially offsetting this increase was the impact of the January 2020 repricing of the Company's term loan to a lower effective interest rate.

Other income, net
Other income was $32.0 million, an increase of $28.5 million, reflecting a $36.9 million gain as a result of the formation of the Cushman & Wakefield Vanke Service joint venture in China, partially offset by losses incurred from the disposal of holding companies in connection with the Company's previously announced strategic realignment of the business.

Provision for income taxes
The Company's income tax provision for 2020 was an expense of $43.9 million on the loss before taxes of $176.6 million. For 2019, the Company's income tax provision was an expense of $42.6 million on the income before taxes of $42.8 million. The Company's effective tax rate was lower in 2020 compared to 2019 primarily due to tax rate benefit from lower pre-tax earnings. The 2020 tax expense is mainly driven by establishing a valuation allowance against global operating losses, other tax attributes, and temporary differences available to reduce future tax liabilities and the provision to return adjustments related to recent U.S. tax legislation.

Net loss and Adjusted EBITDA
Net loss of $220.5 million principally reflects the impact of COVID-19 on brokerage activity as Leasing and Capital markets revenue declined 34% and 26% on a local currency basis, respectively. These trends were partially offset by cost savings actions and operating efficiencies as well as the gain realized on the formation of the Cushman & Wakefield Vanke Service joint venture in China.

Adjusted EBITDA of $504.3 million declined $220.1 million or 31%, on a local currency basis, primarily due to the impact of the lower brokerage activity due to COVID-19 experienced in 2020 partially offset by savings generated by cost reduction actions and operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue, was 9.2% for the year ended December 31, 2020, compared to 11.3% in the year ended December 31, 2019.

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
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2018 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as this discussion can be found in our 2019 Annual Report on Form 10-K filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the years ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$2,047.6	$1,941.0	5%	6%
Leasing	942.6	1,507.5	(37)%	(37)%
Capital markets	589.9	742.9	(21)%	(21)%
Valuation and other	166.8	180.8	(8)%	(7)%
Total service line fee revenue(1)	3,746.9	4,372.2	(14)%	(14)%
Gross contract reimbursables(2)	1,960.2	1,799.9	9%	9%
Total revenue	$5,707.1	$6,172.1	(8)%	(7)%

Costs and expenses:
Americas Fee-based operating expenses	$3,423.3	$3,872.3	(12)%	(11)%
Cost of gross contract reimbursables	1,960.2	1,799.9	9%	9%
Segment operating expenses	$5,383.5	$5,672.2	(5)%	(5)%

Adjusted EBITDA	$326.5	$499.8	(35)%	(35)%
Adjusted EBITDA Margin(3)	8.7%	11.4%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin

(3) Calculated as a percentage of Total service line fee revenue

Year ended December 31, 2020 compared to year ended December 31, 2019
Americas revenue was $5.7 billion, a decrease of $465.0 million or 8%. This decline was principally driven by lower brokerage activity as a result of the impact of the COVID-19 pandemic. Leasing and Capital markets were down 37% and 21%, respectively, on a local currency basis for 2020. Partially offsetting these trends was the growth of the Company’s Property, facilities and project management service line and gross contract reimbursables of 6% and 9%, respectively, on a local currency basis.
Fee-based operating expenses of $3.4 billion were down 11% on a local currency basis principally due to lower service line fee revenue as well as the impact of the Company’s cost savings actions and operating efficiency initiatives.
Adjusted EBITDA was $326.5 million, a decrease of $173.3 million or 35% on a local currency basis principally driven by the impact of lower Leasing and Capital markets service line fee revenue.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the years ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$375.6	$308.2	22%	20%
Leasing	193.8	250.8	(23)%	(24)%
Capital markets	125.5	181.9	(31)%	(33)%
Valuation and other	170.8	187.6	(9)%	(10)%
Total service line fee revenue(1)	865.7	928.5	(7)%	(8)%
Gross contract reimbursables(2)	101.2	109.7	(8)%	(8)%
Total revenue	$966.9	$1,038.2	(7)%	(8)%

Costs and expenses:
EMEA Fee-based operating expenses	$792.9	$832.9	(5)%	(6)%
Cost of gross contract reimbursables	101.2	109.7	(8)%	(8)%
Segment operating expenses	$894.1	$942.6	(5)%	(7)%

Adjusted EBITDA	$77.5	$100.4	(23)%	(25)%
Adjusted EBITDA Margin(3)	9.0%	10.8%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Year ended December 31, 2020 compared to year ended December 31, 2019
EMEA revenue was $966.9 million, a decrease of $71.3 million or 7%. This decline was principally driven by lower brokerage activity as a result of the impact of the COVID-19 pandemic. Leasing and Capital markets were down 24% and 33%, respectively, on a local currency basis. This decrease was partially offset by an increase in Property, facilities and project management, which was up 20% on a local currency basis for 2020. Foreign currency had a $15.9 million or 2% favorable impact on revenue.
Fee-based operating expenses of $792.9 million were down 6% on a local currency basis primarily due to lower service line fee revenue as well as the impact of the Company's cost savings actions and operating efficiency initiatives.

Adjusted EBITDA of $77.5 million declined $22.9 million, or 25% on a local currency basis, as the impact of lower Leasing and Capital markets service line fee revenue was partially offset by the impact of the Company’s cost savings actions and operating efficiency initiatives.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the years ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$546.5	$699.8	(22)%	(21)%
Leasing	139.2	180.3	(23)%	(23)%
Capital markets	54.3	104.6	(48)%	(49)%
Valuation and other	113.2	114.7	(1)%	(2)%
Total service line fee revenue(1)	853.2	1,099.4	(22)%	(22)%
Gross contract reimbursables(2)	316.5	441.3	(28)%	(27)%
Total revenue	$1,169.7	$1,540.7	(24)%	(23)%

Costs and expenses:
APAC Fee-based operating expenses	$763.1	$976.6	(22)%	(22)%
Cost of gross contract reimbursables	316.5	441.3	(28)%	(27)%
Segment operating expenses	$1,079.6	$1,417.9	(24)%	(23)%

Adjusted EBITDA	$100.3	$124.2	(19)%	(19)%
Adjusted EBITDA Margin(3)	11.8%	11.3%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Year ended December 31, 2020 compared to year ended December 31, 2019
APAC revenue was $1.2 billion, a decrease of $371.0 million or 24%. The decline in Property, facilities and project management of 21% on a local currency basis was primarily due to the Company's contribution of its China Property, facilities and project management business into the Cushman & Wakefield Vanke Service joint venture. Leasing and Capital markets were down 23% and 49%, respectively, on a local currency basis for 2020, principally due to the impact of the COVID-19 pandemic. Foreign currency had a $12.2 million or less than 1% unfavorable impact on revenue.
Fee-based operating expenses of $763.1 million were down 22% on a local currency basis principally due to lower service line fee revenue as well as the impact of the Company’s cost savings actions and operating efficiency initiatives.
Adjusted EBITDA of $100.3 million decreased $23.9 million or 19% on a local currency basis principally driven by the impact of lower Leasing and Capital markets service line fee revenue.

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

As of December 31, 2020, the Company had $2.1 billion of liquidity, consisting of cash on hand of $1.1 billion and our undrawn revolving credit facility of $1.0 billion.

The Company's amounts outstanding under its 2018 First Lien Loan and its 2020 Notes were $2.6 billion and $639.4 million, respectively, as of December 31, 2020, which net of cash on hand of $1.1 billion, provided for a net debt position of approximately $2.2 billion. The increase in net debt of approximately $354.0 million from December 31, 2019 principally reflects normal annual bonus payments in March of 2020, acquisitions completed earlier this year and funding of the Company’s strategic realignment and operating efficiency initiatives.

Our level of indebtedness increases the possibility that we may be unable to pay the principal amount of our indebtedness and other obligations when due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. See "Risk Factors." Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

Our material cash requirements require long-term liquidity to facilitate the payment of obligations related to acquisitions. For the year ended December 31, 2020, we paid $108.7 million in cash consideration for our various acquisitions, net of cash acquired. Acquisitions are often structured with deferred and/or contingent payments in future periods that are subject to the passage of time, achievement of certain performance metrics and/or other conditions. As of December 31, 2020 and 2019, we had accrued $63.7 million and $65.1 million, respectively, of deferred and earn-out consideration payable, which was included in Accounts payable and accrued expenses and in Other long-term liabilities in the accompanying audited Consolidated Balance Sheets. Of the total balance as of December 31, 2020 and 2019, we have accrued $21.0 million and $24.6 million for earn-out consideration, respectively. As of December 31, 2020, the maximum potential payment for these earn-outs was $26.5 million, subject to the achievement of certain performance conditions.

As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the year ended December 31, 2020 were $41.0 million.

In a situation in which the Company has a necessity regarding additional liquidity to meet cash requirements for capital expenditures as well as expenditures for human capital and contractual obligations, the Company is also party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of December 31, 2020, the Company had no outstanding balance drawn on the investment limit.

The A/R Securitization terminates on August 20, 2022, unless extended or an earlier termination event occurs. See Note 18: Accounts Receivable Securitization of the Notes to the audited Consolidated Financial Statements for further information.

Historical Cash Flows

Cash Flow Summary	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash provided by (used in) operating activities	$(38.2)	$269.3
Net cash used in investing activities	(257.8)	(274.9)
Net cash provided by (used in) financing activities	571.9	(89.6)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	15.9	2.1
Total change in cash, cash equivalents and restricted cash	$291.8	$(93.1)

Operating Activities
We used $38.2 million of cash for operating activities for the year ended December 31, 2020, which was principally driven by a net loss of $220.5 million due to the impact of the COVID-19 pandemic on demand for transaction services in the Company’s brokerage service lines as well as costs associated with the Company’s strategic realignment of the business, principally severance related costs. Additionally, net working capital for the year was a use of cash of $250.3 million as cash inflows from lower account receivables and contract assets were more than offset by cash outflows attributable to lower accounts payable, accrued commissions and accrued annual bonus for non-fee earners.
Investing Activities
We used $257.8 million in cash for investing activities for the year ended December 31, 2020, which reflects spending on capital expenditures of $41.0 million and acquisitions of $108.7 million as well as the repayment of $85.0 million under the Company’s A/R Securitization arrangement.
Financing Activities
Financing activities provided $571.9 million in cash for the year ended December 31, 2020, primarily from net proceeds from the issuance of the 2020 Notes.

Summary of Contractual Obligations

The following is a summary of our various contractual obligations and other commitments as of December 31, 2020 (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$3,299.5	$29.7	$53.5	$2,566.3	$650.0
Finance lease obligations	20.0	10.3	8.9	0.8	—
Operating lease obligations	610.9	141.0	217.1	144.2	108.6
Defined benefit pension obligations	88.1	8.0	16.9	17.8	45.4
Total contractual obligations	$4,018.5	$189.0	$296.4	$2,729.1	$804.0
Debt obligations. Represents the gross outstanding long-term debt balance payable at maturity, excluding unamortized discount and issuance costs. Because the majority of our debt bears interest at variable rates, the precise amount of annual interest payments cannot be determined and such amounts are therefore excluded from the table above. Using rates at December 31, 2020, expected annual interest payments would be approximately $97.6 million until our 2020 Notes mature in 2028. See Note 9: Long-term Debt and Other Borrowings of the Notes to the audited Consolidated Financial Statements for further discussion.

Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use. See Note 14: Leases of the Notes to the audited Consolidated Financial Statements for further discussion.
Defined benefit plan obligations. Represents estimates of the expected benefits to be paid out by our defined benefit plans. These obligations will be funded from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, we will fund the remaining obligations. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute to our defined benefit pension plans in 2021; see Note 10: Employee Benefits of the Notes to the audited Consolidated Financial Statements for further discussion.
Other contractual obligations recorded on the balance sheet include deferred consideration of $42.7 million and earn-out consideration of $21.0 million as of December 31, 2020. These items are not included in the table above, as timing and amount of payments cannot be determined due to their nature as estimates or outcomes having connection to future events.
As of December 31, 2020, our current and non-current tax liabilities, including interest and penalties, totaled $92.5 million. Of this amount, we can reasonably estimate that $50.3 million will require cash settlement in less than one year. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $42.2 million.

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

The 2018 Credit Agreement bears interest at a variable interest rate that we may select pursuant to the terms of the 2018 Credit Agreement. As of the year ended December 31, 2020, the rate is equal to 1-month LIBOR plus 2.75%. The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 3.2% as of December 31, 2020.

Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of December 31, 2020, the Company had a total $3.7 billion credit agreement including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of December 31, 2020 and December 31, 2019.

Debt Refinancing
In January 2020, the Company refinanced the aggregate principal amount of it 2018 First Lien Loan, incurring an additional $11.1 million in debt transaction costs. The 2018 First Lien Loan was refinanced under materially the same terms, except that the applicable margin on the LIBOR rate for the replacement term loan for Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.

Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.

The Company was in compliance with all of its loan covenants/provisions under its 2018 Credit Agreement as of December 31, 2020.

2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million in issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at a rate of 6.75% per annum and mature on May 15, 2028. As of December 31, 2020, the effective interest rate of the 2020 Notes is 7%.

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

Our 2018 First Lien Loan bears interest at an annual rate of 1-month LIBOR plus 2.75% as a result of the refinancing, and our 2020 Notes bear interest at an annual fixed rate of 6.75%.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cushman & Wakefield plc and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of FASB ASC Topic 842, Leases.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the realizability of U.S. operating loss and disallowed interest carryforwards
As discussed in Note 11 of the consolidated financial statements, as of December 31, 2020, the Company had $61.4 million of United States (U.S.) operating loss and disallowed interest carryforwards, which are recorded as deferred tax assets. The U.S. operating loss and disallowed interest carryforwards were $22.9 million and $76.8 million as of December 31, 2020 and 2019, respectively. Valuation allowances have been provided with regard to the tax benefit of certain U.S. operating loss and disallowed interest carryforwards, for which the

Company has concluded that there is a greater than 50% likelihood that the U.S. operating loss and disallowed interest carryforwards will not be realized prior to their expiration dates.

We identified the evaluation of the realizability of the U.S. operating loss and disallowed interest carryforwards as a critical audit matter. Due to the magnitude of the Company’s U.S. operating loss and disallowed interest carryforwards and complexity of the U.S. tax regulations, the evaluation of the utilizations of the U.S. operating loss and disallowed interest carryforwards before they expire required especially subjective auditor judgment. The evaluation required judgement as the Company has cumulative U.S. tax losses, and the realizability of the U.S. operating loss and disallowed interest carryforwards is dependent upon the timing and recognition of taxable transactions which is subject to the interpretation and applications of U.S. tax regulations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred tax asset valuation allowance process for U.S. operating loss and disallowed interest carryforwards, including controls related to the Company’s interpretation and application of the U.S. tax regulations to the timing of when taxable transactions will be recognized on future U.S. tax returns. We evaluated the Company’s projection of when transactions will be recognized as taxable income by reviewing the underlying transaction documents. In addition, we involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s interpretation and application of the relevant tax regulations and evaluated the estimated timing of when transactions will be recognized as taxable income.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cushman & Wakefield plc:

Opinion on Internal Control Over Financial Reporting
We have audited Cushman & Wakefield plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Pinnacle Property Management Services, LLC during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Pinnacle Property Management Services, LLC’s internal control over financial reporting associated with total assets of $52.0 million and total revenues of $253.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Pinnacle Property Management Services, LLC.

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

/s/ KPMG LLP

Chicago, Illinois
February 25, 2021

Cushman & Wakefield plc
Consolidated Balance Sheets

	As of
(in millions, except per share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,074.8	$813.2
Trade and other receivables, net of allowance balance of $70.9 million and $58.4 million, as of December 31, 2020 and 2019, respectively	1,301.6	1,524.2
Income tax receivable	43.5	39.0
Short-term contract assets	247.6	313.4
Prepaid expenses and other current assets	223.2	171.0
Total current assets	2,890.7	2,860.8
Property and equipment, net	235.9	299.4
Goodwill	2,098.0	1,969.1
Intangible assets, net	991.2	1,062.6
Equity method investments	114.9	7.9
Deferred tax assets	61.4	86.6
Non-current operating lease assets	438.2	490.7
Other non-current assets	507.6	386.3
Total assets	$7,337.9	$7,163.4
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$39.7	$39.3
Accounts payable and accrued expenses	1,054.4	1,145.3
Accrued compensation	720.5	888.8
Income tax payable	45.1	59.6
Other current liabilities	205.8	189.6
Total current liabilities	2,065.5	2,322.6
Long-term debt, net	3,235.7	2,620.3
Deferred tax liabilities	102.2	110.0
Non-current operating lease liabilities	405.6	457.1
Other non-current liabilities	433.3	352.1
Total liabilities	6,242.3	5,862.1
Commitments and contingencies (See Note 15)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 222.0 shares issued and outstanding at December 31, 2020 and ordinary shares, nominal value $0.10 per share, 219.5 shares issued and outstanding at December 31, 2019	22.2	22.0
Additional paid-in capital	2,843.4	2,819.1
Accumulated deficit	(1,528.2)	(1,297.0)
Accumulated other comprehensive loss	(242.7)	(242.8)
Total equity attributable to the Company	1,094.7	1,301.3
Non-controlling interests	0.9	—
Total equity	1,095.6	1,301.3
Total liabilities and shareholders' equity	$7,337.9	$7,163.4

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Operations

	Year ended
(in millions, except per share data)	December 31, 2020	December 31, 2019	December 31, 2018
Revenue	$7,843.7	$8,751.0	$8,219.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	6,455.3	6,981.7	6,642.4
Operating, administrative and other	1,120.8	1,277.6	1,273.4
Depreciation and amortization	263.6	296.7	290.0
Restructuring, impairment and related charges	57.1	7.7	1.5
Total costs and expenses	7,896.8	8,563.7	8,207.3
Operating income (loss)	(53.1)	187.3	12.6
Interest expense, net of interest income	(163.8)	(150.6)	(228.8)
Earnings from equity method investments	8.3	2.6	1.9
Other income, net	32.0	3.5	3.5
Earnings (loss) before income taxes	(176.6)	42.8	(210.8)
Provision (benefit) from income taxes	43.9	42.6	(25.0)
Net income (loss)	$(220.5)	$0.2	$(185.8)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$(1.00)	$0.00	$(1.09)
Weighted average shares outstanding for basic earnings (loss) per share	220.8	217.7	171.2
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$(1.00)	$0.00	$(1.09)
Weighted average shares outstanding for diluted earnings (loss) per share	220.8	224.5	171.2

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Comprehensive Loss

	Year ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Net income (loss)	$(220.5)	$0.2	$(185.8)
Other comprehensive (loss) income, net of tax:
Designated hedge losses	(79.9)	(92.3)	(5.7)
Defined benefit plan actuarial gains (losses)	(9.0)	(1.1)	0.8
Foreign currency translation	89.0	5.0	(62.3)
Total other comprehensive (loss) income	0.1	(88.4)	(67.2)
Total comprehensive loss	$(220.4)	$(88.2)	$(253.0)

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	145.1	$1,451.3	$283.8	$(1,148.5)	$19.6	$(101.1)	$(5.7)	$(87.2)	$499.4	$—	$499.4
Net loss	—	—	—	(185.8)	—	—	—	—	(185.8)	—	(185.8)
Capital reduction	—	(1,436.7)	1,436.7	—	—	—	—	—	—	—	—
Adoption of new revenue accounting standard	—	—	—	35.9	—	—	—	—	35.9	—	35.9
Share issuances	8.0	0.8	8.8	—	—	—	—	—	9.6	—	9.6
Stock-based compensation	—	—	77.9	—	—	—	—	—	77.9	—	77.9
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.2	0.1		—	—	—	—	—	0.1	—	0.1
Foreign currency translation	—	—	—	—	—	(62.3)	—	(62.3)	(62.3)	—	(62.3)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.8	0.8	0.8	—	0.8
Unrealized loss on hedging instruments	—	—	—	—	7.5	—	—	7.5	7.5	—	7.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(13.2)	—	—	(13.2)	(13.2)	—	(13.2)
Proceeds from IPO and Concurrent Private Placement, net of underwriting and other expenses	62.3	6.2	987.4	—	—	—	—	—	993.6	—	993.6
Other activity	—	—	(3.4)	—	—	—	—	—	(3.4)	—	(3.4)
Balance as of December 31, 2018	216.6	$21.7	$2,791.2	$(1,298.4)	$13.9	$(163.4)	$(4.9)	$(154.4)	$1,360.1	$—	$1,360.1
Net income	—	—	—	0.2	—	—	—	—	0.2	—	0.2
Adoption of new stock-based compensation accounting standard (see Note 2)	—	—	(1.2)	1.2	—	—	—	—	—	—	—
Stock-based compensation	—	—	61.3	—	—	—	—	—	61.3	—	61.3
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.9	0.3	(31.8)	—	—	—	—	—	(31.5)	—	(31.5)
Share repurchase	—	—	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	—	—	—	5.0	—	5.0	5.0	—	5.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.1)	(1.1)	(1.1)	—	(1.1)
Unrealized loss on hedging instruments	—	—	—	—	(88.5)	—	—	(88.5)	(88.5)	—	(88.5)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(3.8)	—	—	(3.8)	(3.8)	—	(3.8)
Balance as of December 31, 2019	219.5	$22.0	$2,819.1	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	(220.5)	—	—	—	—	(220.5)	—	(220.5)
Adoption of new credit loss accounting standard (see Note 2)	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—		—	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	42.0	—	—	—	—	—	42.0	—	42.0
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.5	0.2	(17.3)	—	—	—	—	—	(17.1)	—	(17.1)
Foreign currency translation	—	—	—	—	—	89.0	—	89.0	89.0	—	89.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(9.0)	(9.0)	(9.0)	—	(9.0)
Unrealized loss on hedging instruments	—	—	—	—	(111.3)	—	—	(111.3)	(111.3)	—	(111.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	31.4	—	—	31.4	31.4	—	31.4
Other activity	—	—	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Cash Flows

	Year Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities
Net income (loss)	$(220.5)	$0.2	$(185.8)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	263.6	296.7	290.0
Impairment charges	3.1	8.0	0.5
Unrealized foreign exchange loss (gain)	(5.3)	(3.2)	8.4
Stock-based compensation	42.0	61.3	81.9
Loss on debt extinguishment	—	—	50.4
Lease amortization	118.2	117.9	—
Amortization of debt issuance costs	10.0	4.4	12.5
Change in deferred taxes	17.8	(49.8)	(58.9)
Provision for loss on receivables and other assets	47.7	26.3	23.9
Other non-cash operating activities	(64.5)	(16.8)	(3.6)
Changes in assets and liabilities:
Trade and other receivables	191.5	(38.9)	(235.5)
Income taxes payable	(34.3)	27.0	(19.6)
Short-term contract assets and Prepaid and other current assets	53.8	(154.9)	(26.9)
Other non-current assets	(4.3)	32.4	84.6
Accounts payable and accrued expenses	(156.2)	60.0	74.9
Accrued compensation	(183.6)	63.5	117.8
Other current and non-current liabilities	(117.2)	(164.8)	(216.8)
Net cash provided by (used in) operating activities	(38.2)	269.3	(2.2)
Cash flows from investing activities
Payment for property and equipment	(41.0)	(80.3)	(84.2)
Acquisitions of businesses, net of cash acquired	(108.7)	(275.9)	(35.5)
Investments in equity securities	(14.6)	(4.5)	(8.7)
Return of beneficial interest in a securitization	(85.0)	—	(85.0)
Collection on beneficial interest in a securitization	—	85.0	—
Other investing activities, net	(8.5)	0.8	(4.6)
Net cash used in investing activities	(257.8)	(274.9)	(218.0)
Cash flows from financing activities
Net proceeds from issuance of shares	—	0.3	9.0
Shares repurchased for payment of employee taxes on stock awards	(18.9)	(31.8)	(15.2)
Payment of contingent consideration	(7.0)	(17.3)	(22.3)
Proceeds from long-term borrowings	—	—	2,936.5
Repayment of borrowings	(20.0)	(27.0)	(3,133.2)
Debt issuance costs	(22.7)	—	(24.4)
Proceeds from initial public offering, net of underwriting	—	—	831.4
Proceeds from senior secured notes	650.0	—	—
Proceeds from private placement	—	—	179.5
Payments of initial offering and private placement costs	—	—	(17.3)
Payment of finance lease liabilities	(14.0)	(11.5)	(10.8)
Other financing activities, net	4.5	(2.3)	(7.3)
Net cash provided by (used in) financing activities	571.9	(89.6)	725.9

Change in cash, cash equivalents and restricted cash	275.9	(95.2)	505.7
Cash, cash equivalents and restricted cash, beginning of the year	872.3	965.4	467.9
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	15.9	2.1	(8.2)
Cash, cash equivalents and restricted cash, end of the year	$1,164.1	$872.3	$965.4
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
As of December 31, 2020, the Company operated from over 400 offices in 60 countries with approximately 50,000 employees. The Company’s business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services. The Company primarily does business under the Cushman & Wakefield tradename.

Note 2: Summary of Significant Accounting Policies
a) Principles of Consolidation
The Company maintains its accounting records on the accrual basis of accounting and its Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, which include voting interest entities (“VOEs”) in which the Company has determined it has a controlling financial interest in accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidations. All significant intercompany accounts and transactions have been eliminated in consolidation. When applying principles of consolidation, management will identify whether an investee entity is a variable interest entity (“VIE”) or a VOE. For VOEs, the Company consolidates the entity when it controls it through majority ownership and voting rights. The Company has determined that it does not have any material interests in VIEs. The Consolidated Financial Statements are presented in U.S. dollars.
Entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for using the equity method. The Consolidated Financial Statements include the Company’s share of the income and expenses and equity movements of investees accounted for under the equity method, after adjustments to align the accounting policies with those of the Company, from the date that significant influence or joint control commences until the date that significant influence ceases. When the Company’s share of losses exceeds its interest in an investee, the carrying amount of that interest (including any long-term loans) is reduced to zero and the recognition of further losses is discontinued, except to the extent that the Company has an obligation to make or has made payments on behalf of the investee. As of December 31, 2020 and 2019, the Company had investments classified under the equity method of accounting of $114.9 million and $7.9 million, respectively.
The Company also holds investments in privately-held companies that are classified as equity securities which are not required to be consolidated. Investments in which the Company does not exert significant influence and for which readily determinable fair values are not available, are accounted for at cost less any impairment in value. As of December 31, 2020 and 2019, investments in equity securities without readily determinable fair values had a carrying value of approximately $35.4 million and $19.3 million, respectively, and were included in Other non-current assets in the Consolidated Balance Sheets. The Company did not recognize any investment related impairment losses during the years ended December 31, 2020 and 2019.
b) Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to estimates and assumptions include, but are not limited to, the valuation of assets acquired and liabilities assumed in business combinations, including earn-out consideration; the fair value of derivative instruments; the fair value of the Company’s defined benefit plan assets and obligations; the fair value of awards granted under stock-based compensation plans; valuation allowances for income taxes; self-insurance program liabilities; uncertain tax positions; probability of meeting performance conditions in share-based awards; impairment assessments related to goodwill, intangible assets and other long-lived assets and variable consideration subject to accelerated revenue recognition.
Although these estimates and assumptions are based on management’s judgment and best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from these estimates. Estimates and underlying assumptions are evaluated on an ongoing basis and adjusted, as needed, using historical experience and other factors, including the current economic environment. Market factors, such as illiquid credit markets, volatile equity markets and foreign currency fluctuations can increase the uncertainty in such estimates and assumptions. The effects of such adjustments are reflected in the Consolidated Financial Statements in the periods in which they are determined.
c) Revenue Recognition
Since January 1, 2018, under current revenue recognition Accounting Standards Codification ("ASC") 606, Revenue
from Contracts with Customers ("Topic 606"), revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services.
The Company enters into contracts and earns revenue from its Property, facilities and project management, Leasing, Capital markets and Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
A performance obligation is a promise in a contract to transfer a distinct service or a series of distinct services to the client and is the unit of account. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct service in the contract.
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
When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the

Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within Topic 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on service line fee revenue, net income or cash flows.
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
d) Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising costs of $35.4 million, $49.8 million and $52.7 million respectively, were included in Operating, administrative and other expenses in the Consolidated Statements of Operations.
e) Debt Issuance Costs, Premiums and Discounts
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
f) Income Taxes
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
g) Cash and Cash Equivalents
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
Restricted cash
Included in the accompanying Consolidated Balance Sheets within Other current assets is restricted cash of $89.3 million and $59.1 million as of December 31, 2020 and 2019, respectively. These balances primarily consist of legally restricted deposits related to contracts entered with others, including clients, in the normal course of business.
h) Trade and Other Receivables
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
Accounts Receivable Securitization Program
In March 2017, the Company entered into a revolving trade accounts receivables securitization program, which it has been amended periodically (“A/R Securitization“). The Company records the transactions as sales of receivables, derecognizes such receivables from its Consolidated Financial Statements and records a receivable for the deferred purchase price of such receivables.
Refer to Note 17: Fair Value Measurements and Note 18: Accounts Receivable Securitization for additional information about the A/R Securitization.
i) Property and Equipment
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

j) Business Combinations, Goodwill and Other Intangible Assets
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

On an annual basis, the Company assesses whether the fair value of a reporting unit (“RU”) is less than its carrying amount by performing a qualitative assessment ("step zero") or quantitative assessment. The Company can either elect to perform the step zero assessment first and then proceed with the quantitative impairment test if it is more likely than not that the fair value of the RU is less than its carrying amount, or the Company can perform just the quantitative assessment. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the estimated fair value of a RU exceeds its carrying value, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company has elected an annual goodwill impairment assessment date of October 1, and for the impairment test performed on October 1, 2020, the Company concluded that there were no indications of impairment.

Refer to Note 6: Goodwill and Other Intangible Assets for additional information regarding the Company's intangible assets.

k) Accrued Claims and Settlements
The Company is subject to various claims and contingencies related to lawsuits. A liability is recorded for claims and legal costs when risk of loss is probable and estimable.

The Company self-insures for various risks, including workers’ compensation, general liability and medical in some jurisdictions. A liability is recorded for the Company’s obligations for both reported and incurred but not reported ("IBNR") insurance claims through assessments based on prior claims history. In addition, in the U.S., U.K. and Australia, the Company is self-insured against errors and omissions (“E&O”) claims through a primary insurance layer provided by its 100%-owned, consolidated, captive insurance subsidiary, Nottingham Indemnity, Inc., and an excess layer provided through a third-party insurance carrier. See Note 15: Commitments and Contingencies for additional information.

l) Derivatives and Hedging Activities
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

m) Foreign Currency Transactions
Foreign currency transactions are recorded in the functional currency at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the reporting date are recorded in the functional currency at the foreign exchange rate at that date, which may result in a foreign currency gain or loss.

Foreign currency gains or losses are recognized in the Consolidated Statements of Operations, except for differences arising on the retranslation of a financial liability designated as a hedge of the net investment in a foreign operation, or qualifying cash flow hedges, which are recognized in Other comprehensive income/(loss) and accumulated within equity. For the years ended December 31, 2020, 2019 and 2018, foreign currency transactions resulted in loss of $0.5 million, gain of $5.9 million, and a loss of $5.6 million, respectively, and were recognized within Cost of services and Operating, administrative, and other expenses in the Consolidated Statements of Operations.
Foreign Currency Translation
The assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at the monthly average rates. Translation adjustments are included in Accumulated other comprehensive income (loss).
n) Leases
The Company enters into operating leases for real estate and equipment such as, motor vehicles and IT equipment. Leases are initially assessed at contract inception for whether the Company has the right to control the asset and are measured based on the present value of future minimum lease payments over the lease term beginning at the commencement date. The future minimum lease payments are typically discounted using an incremental borrowing rate derived from information available at the lease commencement date as our leases generally do not include implicit rates. The incremental borrowing rate is calculated based on our collateralized borrowing rate adjusted for jurisdictional considerations. The Non-current operating lease assets also include any lease payments made prior to the commencement date and are recorded net of any lease incentives. Leases typically have limited restrictions and covenants on the Company for incurring additional financial obligations. Rental payments are generally fixed, with no special terms or conditions; however, certain operating leases also include variable lease payments such as insurance, real estate taxes, and annual changes in the consumer price index (“CPI”). Additionally, the Company’s office leases may have options to extend or terminate the lease, the terms of which vary by lease; however, these options are not reasonably certain of being exercised, and the option periods are not considered in the calculation of the Non-current operating lease asset or the operating lease liability. The Company generally only enters into subleases for its real estate leases, with the terms of the subleases consistent with those of the underlying lease.

Lease expense for operating leases is recognized on a straight-line basis over the lease term in Operating, administrative and other in the Consolidated Statement of Operations. Operating lease assets are included in Non-current operating lease assets, and operating lease liabilities are included in Other current liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance lease assets and liabilities are immaterial and included in Property and Equipment, net, and in Short-term borrowings, current portion of long-term debt, and Long-term debt in the Consolidated Balance Sheets, respectively.

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

The Company assesses lease assets for impairment whenever events or changes in circumstances indicate that the carrying value of the lease asset may not be recoverable. If this assessment indicates that such assets are impaired, the impairment is recognized in the period the changes occur and represent the amount by which the carrying value exceeds the fair value. Refer to Note 14: Leases for additional information on leases.
o) Share-based Payments
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
p) Recently Issued Accounting Pronouncements
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

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (together with all subsequent amendments, Topic 842), which replaced most existing lease guidance under U.S. GAAP when it became effective on January 1, 2019. The new guidance requires a lessee to record a Non-current operating lease asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company elected to use the optional transition method upon adoption and did not revise comparative financial statements or disclosures. Adoption of Topic 842 did not have an impact on the opening balance of Accumulated deficit as of January 1, 2019. Refer to Note 14: Leases for additional information on leases.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts and is effective through December 31, 2022. In the second quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability of forecasted transactions and the assessments of effectiveness for future LIBOR indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The application of these expedients preserves the presentation of the derivatives with no impact to the financial statements and related disclosures.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which, among other changes, amends the scope of the recent reference rate reform guidance (ASC 848). New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief. The guidance was effective immediately and the Company applied it retrospectively to January 1, 2020 with no impact to the financial statements and related disclosures.

Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance effective July 1, 2020, with an immaterial impact to its financial statements and related disclosures.

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
Summarized financial information by segment is as follows (in millions):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 v 2019	2019 v 2018
Total Revenues
Americas	$5,707.1	$6,172.1	$5,724.7	(8)%	8%
EMEA	966.9	1,038.2	999.8	(7)%	4%
APAC	1,169.7	1,540.7	1,495.4	(24)%	3%
Total Revenues	$7,843.7	$8,751.0	$8,219.9	(10)%	6%

Adjusted EBITDA
Americas	$326.5	$499.8	$450.3	(35)%	11%
EMEA	77.5	100.4	107.9	(23)%	(7)%
APAC	100.3	124.2	100.9	(19)%	23%
Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA - Americas	$326.5	$499.8	$450.3
Adjusted EBITDA - EMEA	77.5	100.4	107.9
Adjusted EBITDA - APAC	100.3	124.2	100.9
Add/(less):
Depreciation and amortization	(263.6)	(296.7)	(290.0)
Interest expense, net of interest income	(163.8)	(150.6)	(228.8)
Provision for income taxes	(43.9)	(42.6)	25.0
Integration and other costs related to merger	(64.0)	(112.5)	(192.2)
Pre-IPO stock-based compensation	(19.2)	(43.9)	(63.4)
Cassidy Turley deferred payment obligation	—	—	(33.0)
Acquisition related costs and efficiency initiatives	(154.1)	(56.1)	(52.5)
Other	(16.2)	(21.8)	(10.0)
Net income (loss)	$(220.5)	$0.2	$(185.8)

Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$5,423.9	$5,861.5	$5,403.6
Australia	456.4	556.6	589.5
United Kingdom	323.3	396.2	425.9
All other countries	1,640.1	1,936.7	1,800.9
	$7,843.7	$8,751.0	$8,219.9

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the weighted average shares outstanding. As the Company was in a loss position for the years ended December 31, 2020 and 2018, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.
Potentially dilutive securities of approximately 2.1 million and 12.2 million for the years ended December 31, 2020 and 2018, respectively, were not included in the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic EPS
Net income (loss) attributable to shareholders	$(220.5)	$0.2	$(185.8)
Weighted average shares outstanding for basic earnings (loss) per share	220.8	217.7	171.2
Basic earnings (loss) per common share attributable to shareholders	$(1.00)	$0.00	$(1.09)
Diluted EPS
Net income (loss) attributable to shareholders	$(220.5)	$0.2	$(185.8)
Weighted average shares outstanding for basic earnings (loss) per share:	220.8	217.7	171.2
Dilutive effect of restricted stock units	—	5.3	—
Dilutive effect of stock options	—	1.5	—
Weighted average shares outstanding for diluted earnings (loss) per share	220.8	224.5	171.2
Diluted earnings (loss) per common share attributable to shareholders	$(1.00)	$0.00	$(1.09)

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
As of December 31, 2020 and December 31, 2019, we had contract assets of $247.6 million and $313.4 million, respectively, and $38.2 million and $26.7 million, respectively, which were recorded in Short-term contract assets and Other non-current assets, respectively, in the Consolidated Balance Sheets.
As of December 31, 2020 and December 31, 2019, we had contract liabilities of $42.8 million and $54.4 million, respectively, of which were recorded in Accounts payable and accrued expenses in the Consolidated Balance Sheets. Contract liabilities as of December 31, 2020 and December 31, 2019 were reduced by $608.3 million and $465.4 million, respectively, due to revenue recognition criteria being satisfied.

Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Year Ended December 31, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,993.3	$474.5	$862.9	$5,330.7
Leasing	At a point in time	954.9	194.2	139.2	1,288.3
Capital markets	At a point in time	592.0	125.4	54.3	771.7
Valuation and other	At a point in time or over time	166.9	172.8	113.3	453.0
Total revenue		$5,707.1	$966.9	$1,169.7	$7,843.7

		Year Ended December 31, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,723.2	$412.8	$1,141.0	$5,277.0
Leasing	At a point in time	1,519.0	251.5	180.3	1,950.8
Capital markets	At a point in time	746.9	182.2	104.6	1,033.7
Valuation and other	At a point in time or over time	183.0	191.7	114.8	489.5
Total revenue		$6,172.1	$1,038.2	$1,540.7	$8,751.0

		Year Ended December 31, 2018
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,369.6	$371.1	$1,136.8	$4,877.5
Leasing	At a point in time	1,487.5	266.1	174.1	1,927.7
Capital markets	At a point in time	702.4	173.6	86.7	962.7
Valuation and other	At a point in time or over time	165.2	189.0	97.8	452.0
Total revenue		$5,724.7	$999.8	$1,495.4	$8,219.9
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2020 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2018	$1,254.4	$266.1	$258.0	$1,778.5
Acquisitions	160.3	11.5	12.7	184.5
Measurement period adjustments	(0.7)	—	0.4	(0.3)
Effect of movements in exchange rates and other	3.1	4.6	(1.3)	6.4
Balance as of December 31, 2019	$1,417.1	$282.2	$269.8	$1,969.1
Acquisitions	83.4	26.5	—	109.9
Disposals	—	—	(25.2)	(25.2)
Measurement period adjustments	0.5	0.4	—	0.9
Effect of movements in exchange rates and other	1.2	18.2	23.9	43.3
Balance as of December 31, 2020	$1,502.2	$327.3	$268.5	$2,098.0
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified measurement period adjustments during the years ended December 31, 2020 and 2019 and adjusted the provisional goodwill amounts recognized.
For the years ended December 31, 2020, 2019 and 2018, the annual impairment assessment of goodwill has been completed resulting in no impairment, as estimated fair value of each of the identified reporting units was in excess of their carrying value.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of December 31, 2020
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,390.1	(952.9)	437.2
Other intangible assets	2 - 13	17.4	(9.4)	8.0
Total intangible assets		$1,953.5	$(962.3)	$991.2

		As of December 31, 2019
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,333.1	(827.5)	505.6
Other intangible assets	2 - 13	17.2	(6.2)	11.0
Total intangible assets		$1,896.3	$(833.7)	$1,062.6
Amortization expense was $144.9 million, $187.3 million and $184.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated annual future amortization expense for each of the years ending December 31, 2021 through December 31, 2025 is $65.9 million, $63.7 million, $59.4 million, $48.1 million and $45.4 million, respectively.
No material impairments of intangible assets were recorded for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7: Property and Equipment
Property and equipment consist of the following (in millions):

	As of December 31,
	2020	2019
Software	$225.6	$226.4
Plant and equipment	121.9	150.9
Leasehold improvements	229.4	222.2
Equipment under finance lease	60.4	55.3
Software under development	14.5	23.0
Construction in progress	11.1	10.5
	662.9	688.3
Less: Accumulated depreciation	(427.0)	(388.9)
Total property and equipment, net	$235.9	$299.4

Depreciation and amortization expense associated with property and equipment was $118.7 million, $109.4 million and $105.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
During 2018, the Company elected to terminate sixteen interest rate cap agreements, five interest rate swap agreements, and all of its cross-currency interest rate swap agreements. Amounts relating to these terminated derivatives recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheet will be amortized into earnings over the remaining life of the contracts, which are scheduled to expire between October 2019 and August 2021.

Interest Rate Derivative Instruments
In January 2019, the Company entered into an interest rate swap agreement that became effective in the month of trade, expiring August 2025. The Company immediately designated this instrument as a cash flow hedge.
As of December 31, 2020, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of December 31, 2020 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2020 and 2019, there were $157.0 million and $74.5 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-term Debt and Other Borrowings for discussion of these agreements. During the next twelve months, the Company estimates that pre-tax losses of $39.4 million will be reclassified to Interest expense on the Consolidated Statements of Operations.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There were gains of $2.7 million, losses of $0.9 million and gains of $1.0 million included in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the Company had 17 and 23 foreign currency exchange forward contracts outstanding covering a notional amount of $611.7 million and $498.2 million, respectively. As of December 31, 2020 and 2019, the fair value of forward contracts disclosed above were included in Other current assets and Other current liabilities in the Consolidated Balance Sheets. The Company does not net these derivatives in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of December 31, 2020 and 2019 (in millions):

		December 31, 2020		December 31, 2019
	December 31, 2020	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,708.3	$—	$163.9	$—	$97.7
Non-designated:
Foreign currency forward contracts	611.7	2.5	1.1	1.0	2.2

The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the Consolidated Balance Sheets. The Company does not net derivatives in the Consolidated Balance Sheets.
The following tables presents the effect of derivatives designated as hedges, net of applicable income taxes, in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Year Ended December 31, 2018
Foreign currency cash flow hedges	$2.2	$(7.3)	$5.1	$—
Foreign currency net investment hedges	0.7	(1.3)	—	(0.6)
Interest rate cash flow hedges	(22.5)	1.1	8.1	(13.3)
	$(19.6)	$(7.5)	$13.2	$(13.9)
Year Ended December 31, 2019
Interest rate cash flow hedges	(13.3)	88.5	3.8	79.0
	$(13.3)	$88.5	$3.8	$79.0
Year Ended December 31, 2020
Interest rate cash flow hedges	79.0	111.3	(31.4)	158.9
	$79.0	$111.3	$(31.4)	$158.9

(1) Amount is net of related income tax expense of $0.0 million, $4.4 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Amount is net of related income tax expense of $2.8 million, $3.1 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Losses of $28.6 million and gains of $6.9 million and $9.8 million were reclassified into earnings during the years ended December 31, 2020, 2019 and 2018, respectively, relating to interest rate hedges and were recognized in Interest expense on the Consolidated Statements of Operations.
Gains of $0.2 million and $5.1 million were reclassified into earnings during the year ended December 31, 2018 relating to foreign currency cash flow hedges and were recognized in Interest expense and Operating, administrative and other, respectively, in the Consolidated Statements of Operations.

Note 9: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	December 31, 2020	December 31, 2019
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $32.5 million and $28.8 million	$2,613.7	$2,637.5
2020 Senior Secured Notes, net of unamortized issuance costs of $10.6 million due 2028	639.4	—
Finance lease liability	19.0	20.3
Notes payable to former stockholders	0.3	0.3
Total long-term debt	3,272.4	2,658.1
Less current portion	(36.7)	(37.8)
Total non-current long-term debt	$3,235.7	$2,620.3
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

The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2020, the rate is equal to 1-month LIBOR plus 2.75% as a result of the refinancing. The 2018 First Lien Loan matures on August 21, 2025. As of December 31, 2020, the effective interest rate of the 2018 First Lien Loan is 3.2%.

The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.

Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of December 31, 2020, the Company had a total $3.7 billion credit agreement including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of December 31, 2020 and December 31, 2019.

Borrowings under the Revolver, if any, bear interest at our option, at rates varying from 2.75% to 2.00% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement).

The Revolver also includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of December 31, 2020 and 2019, the Company had issued letters of credit with an aggregate face value of $63.0 million and $62.3 million, respectively. These letters of credit were issued in the normal course of business.

The Revolver is also subject to a commitment fee. The commitment fee varies based on the Company's First Lien Net Leverage Ratio. The Company was charged $3.0 million, $2.7 million, and $1.5 million of commitment fees during the years ended December 31, 2020, 2019 and 2018, respectively.

Debt Refinancing
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

Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant for the benefit of the Revolver lenders only that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.

The Company was in compliance with all of its loan provisions under the 2018 Credit Agreement as of December 31, 2020 and December 31, 2019.

2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 7% as of December 31, 2020.

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

Defined contribution plan expense was $39.6 million, $38.8 million and $36.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The net asset/liability for defined benefit plans is presented within Other non-current assets and is comprised of the following (in millions):

	As of December 31, 2020	As of December 31, 2019
Present value of funded obligations	$(243.3)	$(209.2)
Fair value of defined benefit plan assets	255.4	223.9
Net asset	$12.1	$14.7
The Company has no legal obligation to settle liabilities, if any, with an immediate contribution or an additional one-off contribution. The Company intends to continue to contribute to its defined benefit plans at a rate in line with the latest recommendations provided by the plans’ actuaries and trustees.

Total employer contributions expected to be paid for the year ending December 31, 2021 for the U.K. defined benefit plans are $5.8 million.

Changes in the net asset/ liability for defined benefit plans were as follows (in millions):

	As of December 31, 2020	As of December 31, 2019
Change in pension benefit obligations:
Balance at beginning of year	$(209.2)	$(182.9)
Service cost	(0.4)	(0.3)
Interest cost	(4.1)	(5.2)
Actuarial losses	(32.5)	(20.8)
Benefits paid	10.5	8.7
Foreign exchange movement	(7.6)	(8.7)
Balance at end of year	(243.3)	(209.2)

Change in pension plan assets:
Balance at beginning of year	223.9	188.2
Actual return on plan assets	28.9	30.2
Employer contributions	5.2	5.3
Benefits paid	(10.4)	(8.7)
Foreign exchange movement	7.8	8.9
Balance at end of year	255.4	223.9

Over funded status at end of year	$12.1	$14.7
Total amounts recognized in the Consolidated Statements of Operations were as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Service and other cost	$(0.4)	$(0.3)	$—
Interest cost	(4.1)	(5.2)	(5.1)
Expected return on assets	6.1	7.9	8.4
Settlement loss	(0.3)	—	—
Amortization of net loss	—	(0.1)	(0.1)
Net periodic pension benefit	$1.3	$2.3	$3.2
Total actuarial gains and losses recognized in Accumulated other comprehensive loss were as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cumulative actuarial losses at beginning of year	$(1.3)	$(3.4)	$(6.4)
Actuarial gains (losses) recognized during the period, net of tax[1]	(3.9)	2.2	1.8
Amortization of net loss	—	0.1	0.1
Foreign exchange movement	(0.3)	(0.2)	1.1
Cumulative actuarial losses at end of year	$(5.5)	$(1.3)	$(3.4)
(1) Actuarial gains (losses) recognized are reported net of tax benefit of $0.6 million, $0.8 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Principal actuarial assumptions	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Discount rate	1.6%	2.4%	2.9%
Expected return on plan assets	2.5%	3.4%	4.2%
The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. A lower discount rate would increase the present value of the benefit obligation. Other changes in actuarial assumptions, such as plan participants’ life expectancy, can also have a material impact on the net benefit obligation.

Major categories of plan assets:	Year Ended December 31, 2020	Year Ended December 31, 2019
Equity instruments	33%	34%
Debt, cash and other instruments	67%	66%
Total - Major categories of plan assets	100%	100%
Plan assets of $237.5 million and $200.0 million were held within instruments whose fair values can be readily determinable, but do not have regular active market pricing (Level 2) as of December 31, 2020 and 2019, respectively. Assets include marketable equity securities in both U.K. and U.S. companies, including U.S. and non-U.S. equity funds. Debt securities consist of mainly fixed income bonds, such as corporate or government bonds. For certain funds, the assets are valued using bid-market valuations provided by the funds’ investment managers. The plans do not invest directly in property occupied by the Company or in financial securities issued by the Company.
In addition, plan assets of $6.8 million were held within instruments with unobservable inputs (Level 3) as of December 31, 2020. These assets include private credit funds. As of December 31, 2020, plans assets of $11.1 million were held within instruments whose fair values can be readily determinable through observable, quoted prices in active markets (Level 1), and these assets consist primarily of cash.
The investment strategies are set by the independent trustees of the plans and are established to achieve a reasonable balance between risk and return and to cover administrative expenses, as well as to maintain funds at a level to meet any applicable minimum funding requirements. The actual asset allocations as of December 31, 2020 and 2019 approximate each plan’s target asset allocation percentages and are consistent with the objectives of the trustees, particularly in relation to diversification, risk, expected return and liquidity.
Expected future benefit payments for the defined benefit pension plans are as follows (in millions):

Year Ending December 31,	Payment
2021	$8.0
2022	8.1
2023	8.8
2024	8.9
2025	8.9
From 2026 to 2030	45.4

Note 11: Income Taxes
The significant components of income/(loss) before income taxes and the income tax provision/(benefit) from continuing operations are as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
United States	$(217.3)	$(38.6)	$(65.6)
Other countries	40.7	81.4	(145.2)
Income/(loss) before income tax	$(176.6)	$42.8	$(210.8)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
United States federal:
Current	$(15.2)	$17.4	$(3.2)
Deferred	(23.2)	(14.6)	(47.8)
Total United States federal income taxes	(38.4)	2.8	(51.0)
United States state and local:
Current	3.8	13.4	(0.2)
Deferred	9.4	(19.5)	(1.1)
Total United States state and local income taxes	13.2	(6.1)	(1.3)
All other countries:
Current	48.7	57.9	37.1
Deferred	20.4	(12.0)	(9.8)
Total all other countries income taxes	69.1	45.9	27.3
Total income tax provision/(benefit)	$43.9	$42.6	$(25.0)

Differences between income tax expense reported for financial reporting purposes and tax expense computed based upon the application of the United States federal tax rate to the reported income/(loss) before income taxes are as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Reconciliation of effective tax rate
Income/(loss) before income taxes	$(176.6)	$42.8	$(210.8)
Taxes at the statutory rate	(37.1)	9.0	(44.9)
Adjusted for:
State taxes, net of the federal benefit	(9.4)	(2.9)	(1.2)
Other permanent adjustments	19.5	19.3	11.3
Foreign tax rate differential	(6.3)	0.3	0.5
Change in valuation allowance	61.8	(9.7)	41.1
Impact of repatriation	(1.0)	12.0	(0.7)
Uncertain tax positions	4.4	4.3	0.7
Deferred tax inventory	9.8	4.5	—
Impact of restructuring	—	6.0	—
Other, net	2.2	(0.2)	(2.6)
Impact of US tax reform	—	—	(29.2)
Income tax expense/(benefit)	$43.9	$42.6	$(25.0)

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities are as follows (in millions):

	As of December 31, 2020	As of December 31, 2019
Deferred tax assets
Liabilities	$182.1	$204.0
Deferred expenditures	28.2	78.9
Employee benefits	88.1	82.4
Tax losses / credits	225.5	152.7
Intangible assets	17.4	17.7
Other	10.1	3.7
	551.4	539.4
Less: valuation allowance	(250.9)	(183.5)
Total deferred tax assets	$300.5	$355.9

Deferred tax liabilities
Property, plant and equipment	$(9.2)	$(14.7)
Intangible assets	(244.0)	(253.5)
Income recognition	(6.8)	(14.4)
Right-of-use asset	(81.2)	(96.7)
Total deferred tax liabilities	(341.2)	(379.3)
Total net deferred tax liabilities	$(40.7)	$(23.4)
The Company had total valuation allowances of $250.9 million and $183.5 million at December 31, 2020 and 2019, respectively, as it was determined that it was more likely than not that certain deferred tax assets may not be realized. These valuation allowances relate to tax loss carryforwards, other tax attributes and temporary differences that are available to reduce future tax liabilities in jurisdictions including but not limited to U.S., U.K., and Australia.

The total amount of gross unrecognized tax benefits was $32.4 million and $26.9 million at December 31, 2020 and 2019, respectively. It is reasonably possible that unrecognized tax benefits could change by approximately $9.1 million during the next twelve months. Accrued interest and penalties related to uncertain tax positions are included in the tax provision. The Company accrued interest and penalties of $9.8 million and $8.6 million as of December 31, 2020 and 2019, respectively, net of federal and state income tax benefits as applicable.
The provision for income taxes includes expense for interest and penalties (release of interest and penalties) of $1.2 million, $(1.5) million and $1.2 million in 2020, 2019 and 2018 respectively, net of federal and state income tax benefits as applicable.

Changes in the Company’s unrecognized tax benefits are (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning of year	$26.9	$23.5	$26.3
Increases from prior period tax positions	6.0	5.4	1.3
Decreases from prior period tax positions	(0.2)	(0.8)	(3.0)
Decreases from statute of limitation expirations	(3.4)	—	—
Increases from current period tax positions	3.6	4.7	0.2
Decreases relating to settlements with taxing authorities	(0.5)	(5.9)	(1.3)
End of year	$32.4	$26.9	$23.5
The Company is subject to income taxation in various U.S. states and foreign jurisdictions. Generally, the Company’s open tax years include those from 2001 to the present, although audits by taxing authorities for more recent years have been completed or are in process in several jurisdictions. As of December 31, 2020, the Company is under examination in the U.S., U.K., Singapore, Germany, India, China, Australia, Philippines and Thailand.

As of December 31, 2020, and 2019, the Company has accumulated $5.6 billion and $6.5 billion of undistributed earnings. These earnings do not meet the indefinite reinvestment criteria because the Company does not intend to permanently reinvest such earnings. The deferred tax liability of $15.9 million as of December 31, 2020 relates to income taxes and withholding taxes on potential future distributions of cash balances in excess of working capital requirements.

As of December 31, 2020, and 2019, the Company had available operating loss carryforwards of $211.8 million and $149.5 million, respectively, which will begin to expire in 2021, and foreign tax credit carryforwards of $12.2 million and $4.0 million, respectively. The Company also had a U.S. interest expense disallowance carryforward of $22.9 million and $76.8 million as of December 31, 2020 and 2019, respectively, which has an indefinite carryforward.

The change in deferred tax balances for operating loss carryovers from 2019 to 2020 includes increases from current year losses and decreases from current year utilization. The jurisdictional location of the operating loss carryforward is broken out as follows:

	As of December 31, 2020	Range of expiration dates
United States	$61.4	2021 - Indefinite
All other countries	150.4	2021 - Indefinite
Total	$211.8
Valuation allowances have been provided regarding the tax benefit of certain net operating loss, interest expense disallowance, and tax credit carryforwards, for which it has been concluded that it is more likely than not that the deferred tax asset will not be realized. Management assesses the positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over a three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth. Based on this evaluation, valuation allowances were increased in 2020 by $67.4 million overall, primarily driven by the global operating loss, other tax attributes, and deferred tax assets resulting from temporary differences that will not be realized in jurisdictions including U.S., U.K., and Australia.

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
Time-Based Options
Time-based options vest over the requisite service period, which is generally between two years to five years. The compensation cost related to time-based options is recognized over the requisite service period using the straight-line vesting method. There were no time-based options granted during 2020 and 2019. The fair value of time-based options granted during 2018 was $6.13. As there were multiple option grants during 2018, the assumptions below are calculated using a weighted average based on total shares issued. Fair value of time-based options was determined using the Black-Scholes model using the following assumptions:

	2020 (none granted)	2019 (none granted)	2018
Exercise price	$—	$—	$17.00
Expected option life	—	—	6.4 years
Risk-free interest rate	—%	—%	2.8%
Historical volatility rate	—%	—%	29.0%
Dividend yield	—%	—%	—%
The weighted average exercise price of the time-based options granted during 2018 was $17.00, which approximates the fair value of an ordinary share on the grant date. Because the Company had limited historic exercise behavior, the simplified method was used to determine the expected option life, which is calculated by averaging the contractual term and the vesting period. The risk-free interest rate is based on zero-coupon risk-free rates with a term equal to the expected option life. The historical volatility rate is based on the average historical volatility of a peer group over a period equal to the expected option life. The dividend yield is 0% as the Company has not paid any dividends nor does it plan to pay dividends in the near future.
The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	3.5	$10.88	8.5	$13.8
Granted	0.2	17.00
Exercised	(0.3)	10.19
Forfeited	(0.1)	12.58
Outstanding as of December 31, 2018	3.3	$11.23	6.8	$11.8
Exercised	(0.6)	10.05
Forfeited	(0.1)	11.19
Outstanding as of December 31, 2019	2.6	$11.51	5.9	$24.3
Exercised	(0.2)	10.90
Forfeited	(0.1)	13.15
Outstanding as of December 31, 2020	2.3	$11.50	4.9	$9.1
Exercisable as of December 31, 2020	2.1	$10.72	4.8	$9.1
Total recognized compensation cost related to these stock option awards was $0.5 million, $4.6 million and $6.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the total unrecognized compensation cost related to non-vested time-based option awards was $0.5 million, which is expected to be recognized over a weighted-average period of approximately 0.2 years.
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
There were no performance-based options granted during 2020 and 2019. The fair value of performance-based options granted during 2018 was $1.25. As the performance-based options contain a market condition, the Company determined the fair value of these options using a Monte Carlo simulation model, which used the following assumptions:

	2020 (none granted)	2019 (none granted)	2018
Exercise price	$—	$—	$17.00
Expected term (1)	—	—	1.1 years
Risk-free interest rate (2)	—%	—%	1.9% to 2.0%
Historical volatility rate	—%	—%	22.3% to 27.1%
Dividend yield	—%	—%	—%
(1)The expected term is an average expected term. The expected term assumption is based on an expected liquidity date probability distribution over the course of one to two years from grant date.
(2)The rate used for the awards granted in 2018 is based on zero-coupon risk-free rates with a term equal to the expected term.

At the modification date in November 2018, the Company considered achievement of the added share-price based market condition to be probable. The weighted average fair value of the awards as a result of the modification was $9.13. As such, the Company began recognizing expense for all such options as of the modification date. The expense for the modified awards was recognized over the period in which the Company expected the new market condition to be obtained, which the Company determined to be one year.
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	1.6	$11.23	7.8	$9.5
Granted	0.1	17.00
Forfeited	(0.2)	11.98
Outstanding as of December 31, 2018 (1)	1.5	$11.48	6.9	$4.5
Forfeited	(0.1)	10.87
Outstanding as of December 31, 2019	1.4	$11.64	5.9	$12.0
Forfeited	(0.0)	12.14
Outstanding as of December 31, 2020	1.4	$11.62	4.9	$4.2
Exercisable as of December 31, 2020	—	—	—	—
(1)During 2018, the Company modified all outstanding performance-based options to include an additional market-based condition.
Total recognized compensation cost related to these stock option awards was $11.0 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the compensation cost for performance-based options was fully recognized.

Restricted Stock Units
Co-Investment RSUs
In 2018, the Company offered certain management employees two options to purchase or otherwise acquire shares. Management may purchase shares with cash, or they may elect to receive RSUs in lieu of all or a portion of their targeted cash bonus under the target Annual Incentive Plan (“AIP”). Participants choosing to receive RSUs under the AIP were granted a fixed number of RSUs based upon the fair value of an equity share at the grant date. 50% of the RSUs will vest on the annual AIP payment date in March of the following year, and the remaining 50% will vest one year later.
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

The Company has determined the fair value of TBRSUs as the fair value of an ordinary share on the grant date. For any shares granted to non-employees, the expense is adjusted for any changes in fair value at the end of each reporting period.

In March 2019 and February 2020, the Company granted 1.8 million and 1.6 million TBRSUs, respectively, to a select group of management and employees. Throughout the remainder of 2019 and 2020, an additional 0.1 million and 0.6 million TBRSUs, respectively, were granted. The compensation cost for these grants will be recognized over a requisite service period of 4 years.

As of December 31, 2020, the Company does not have any outstanding share awards that are liability classified as all shares granted have been determined to be equity instruments and are recorded into equity based on the straight-line vesting method noted above.

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

In 2019 and 2020, the Company granted 0.4 million and 0.6 million PBRSUs, respectively, to a select group of management and employees. Of these grants, 50% were margin accretion-based and 50% were total shareholder return ("TSR") based. As the margin accretion-based PBRSUs contain a performance condition, their fair value was equal to the fair value of an ordinary share on the grant date. The Company considered the achievement of the margin accretion-based awards' performance condition to be probable and therefore began recognizing expense for all such awards as of the grant date. As the TSR-based PBRSUs contain a market condition, their fair value at grant date was determined using a Monte Carlo simulation model, which used the following assumptions:

	2020	2019	2018 (none granted)
Stock price	$16.87	$17.85	$—
Time to maturity	2.8 years	3.0 years	—
Risk-free interest rate	1.1%	2.4%	—%
Historical volatility rate	26.5%	27.4%	—%
Correlation coefficients	30.0%	24.0%	—%
TSR starting factor	1.0	1.0	—
Dividend yield	—%	—%	—%
The stock price is equal to the fair value of an ordinary share on the grant date. Time to maturity is based on the term between the valuation date and maturity date. The risk-free interest rate used is based on zero-coupon risk-free rates with a term equal to the expected time to maturity of the award. For the awards granted in 2019, as the Company had limited publicly traded stock quotes, the average daily historical stock price volatility of a peer group for a period immediately preceding the date to the remaining time of maturity is used to determine the volatility.

For the awards granted in 2020, a weighted-average of the daily historical stock price volatility of the Company over its trading history and the average daily historical stock price volatility of a peer group is used to determine the volatility. The average daily correlation of peers was used to estimate the correlation of the Company in regards to our peer group (Russell 3000). The dividend yield is 0% as the Company has not paid any dividends nor does it plan to pay dividends in the near future.

The Company considered achievement of TSR-based awards' market condition to be probable and therefore began recognizing expense for all such awards as of the grant date. The fair value of the PBRSUs granted during the years ended December 31, 2020 and 2019 ranged from $16.87 per margin-accretion based award to $19.05 per TSR-based award and $17.85 per margin-accretion based award to $21.43 per TSR-based award, respectively.

The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Co-Investment RSUs		Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Unvested as of December 31, 2017	0.7	$11.28	7.0	$13.48	2.5	$1.50
Granted	0.1	17.00	0.7	17.09	0.2	3.18
Granted through modification	—	—	1.8	18.08	0.9	17.29
Vested	(0.1)	10.32	(1.6)	14.63	(0.2)	17.29
Modified	—	—	—	—	(2.7)	1.56
Forfeited	(0.1)	11.77	(0.1)	13.44	—	—
Unvested as of December 31, 2018	0.6	$11.50	7.8	$14.63	0.7	$15.94
Granted	—	—	1.9	17.78	0.4	19.64
Vested	(0.6)	11.38	(3.9)	17.41	—	—
Forfeited	(0.0)	17.00	(0.1)	16.55	—	—
Unvested as of December 31, 2019	0.0	$17.00	5.7	$15.63	1.1	$17.08
Granted	—	—	2.2	15.39	0.6	17.25
Vested	(0.0)	17.00	(3.5)	14.63	(0.1)	17.29
Forfeited	—	—	(0.3)	17.29	(0.1)	18.70
Unvested as of December 31, 2020	—	$—	4.1	$15.73	1.5	$17.04

The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Year Ended December 31,			Unrecognized at December 31, 2020
	2020	2019	2018
Time-Based RSUs	$37.4	$43.4	$43.8	$44.8
Co-Investment RSUs	0.1	0.4	0.6	—
Performance-Based RSUs	4.0	1.9	15.4	9.1
Equity classified compensation cost	$41.5	$45.7	$59.8	$53.9
Liability classified compensation cost (1)	—	—	4.9	—
Total RSU stock-based compensation cost	$41.5	$45.7	$64.7	$53.9
(1) In the third quarter of 2018, all liability classified awards were reclassified to equity, due to certain contingencies being lifted.
The total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted average period of approximately 2.4 years.

Note 13: Restructuring
As a result of operating efficiency initiatives announced in February 2020, the Company recognized restructuring charges of $52.7 million during the year ended December 31, 2020. The charges primarily consisted of severance and employment-related costs due to reductions in headcount.
All charges were classified as Restructuring, impairment and related charges in the Consolidated Statements of Operations.
The following table details the Company’s severance and employment-related restructuring activity for the year ended December 31, 2020 (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total
Balance as of December 31, 2019	$1.2	$—	$1.2
Restructuring Charges:
Americas	19.8	11.0	30.8
EMEA	16.3	—	16.3
APAC	5.6	—	5.6
Total Restructuring Charges	41.7	11.0	52.7
Payments and Other:
Americas	(16.0)	(10.2)	(26.2)
EMEA	(11.7)	—	(11.7)
APAC	(5.2)	—	(5.2)
Total Payments and Other	(32.9)	(10.2)	(43.1)
Balance as of December 31, 2020	$10.0	$0.8	$10.8
As of December 31, 2020 and December 31, 2019, $8.3 million and $1.2 million were recorded as Other current liabilities, respectively, and as of December 31, 2020, $2.5 million was recorded as Other non-current liabilities within the Consolidated Balance Sheet.
The Company expects to incur $25.0 million to $35.0 million of incremental charges in 2021 related to expanding its previously announced operating efficiency initiatives. The majority of these incremental charges are expected to be incurred in 2021.

Note 14: Leases
As stated in Note 2: Summary of Significant Accounting Policies, the Company adopted Topic 842 effective January 1, 2019 using the optional transition method and did not revise prior comparative periods. Consequently, the Company’s reporting for the comparative periods will continue to be in accordance with previously existing GAAP (Topic 840, Leases).

For the years ended December 31, 2020 and December 31, 2019 reported in accordance with Topic 842, the components of lease cost were as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$152.1	$152.7

Finance lease cost:
Amortization of assets	13.9	11.7
Interest on lease liabilities	0.4	0.6
Total finance lease cost	$14.3	$12.3

Variable lease cost	$36.0	$30.4

Sublease income	$11.5	$12.2
Supplemental balance sheet information related to leases was as follows (in millions):

	As of December 31, 2020	As of December 31, 2019
Operating Leases
Non-current operating lease assets	$438.2	$490.7

Other current liabilities	114.5	118.6
Non-current operating lease liabilities	405.6	457.1
Total operating lease liabilities	$520.1	$575.7

Finance Leases
Property and equipment, gross	$60.5	$55.3
Accumulated depreciation	(43.2)	(36.7)
Property and equipment, net	$17.3	$18.6

Short-term borrowings and current portion of long-term debt	$10.0	$10.7
Long-term debt	9.0	9.6
Total finance lease liabilities	$19.0	$20.3

Weighted Average Remaining Lease Term (in years)
Operating leases	5.4 years	5.9 years
Finance leases	3.7 years	3.7 years

Weighted Average Discount Rate
Operating leases	5.8%	5.9%
Finance leases	4.8%	4.6%

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2021	$141.0	$10.3
2022	118.1	6.1
2023	99.0	2.8
2024	87.3	0.5
2025	56.9	0.3
Thereafter	108.6	—
Total lease payments	610.9	20.0
Less imputed interest	90.8	1.0
Total	$520.1	$19.0

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

Note 15: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 7.3 years and maximum potential future payments of approximately $41.9 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, contingent liabilities recorded within Other current liabilities were $91.7 million and $74.8 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $21.0 million and $22.5 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At December 31, 2020 and 2019, E&O and other claims were $39.5 million and $30.2 million, respectively, and workers’ compensation liabilities were $73.2 million and $67.1 million, respectively, included within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances as of December 31, 2020 and 2019 totaling $4.6 million and $3.5 million, respectively.

Note 16: Related Party Transactions
On January 6, 2020, the Company formed a new asset services joint venture with Vanke Service, a leading Chinese real estate service provider, and a subsidiary of China Vanke Co. ("Cushman & Wakefield Vanke Service"). Cushman & Wakefield Vanke Service has more than 1,000 commercial property and facility management projects in over 80 cities across Greater China, with more than 20,000 employees. The Company owns a 35% interest in this joint venture and accounts for its investment using the equity method of accounting. The Company recognized a gain of $36.9 million upon formation of the joint venture, which has been recorded in Other income, net in the Consolidated Statement of Operations and Other non-cash operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020. The gain was calculated as the difference between the fair value of the consideration transferred and the carrying amount of the former subsidiary's assets and liabilities.
Receivables from affiliates
As of December 31, 2020 and 2019, the Company had receivables from affiliates of $34.4 million and $33.4 million and $187.8 million and $198.8 million that are included in Other current assets and Other non-current assets, respectively, in the Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 17: Fair Value Measurements
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
There were no significant transfers between Level 1 and Level 2 for the years ended December 31, 2020 and 2019. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's Consolidated Financial Statements for the year ended December 31, 2019.

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
The estimated fair value of external debt was $3.3 billion and $2.7 billion as of December 31, 2020 and 2019, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $2.7 billion as of December 31, 2020 and 2019, respectively, which excludes debt issuance costs. See Note 9: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in millions):

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$483.2	$483.2	$—	$—
Deferred compensation plan assets	49.5	49.5	—	—
Foreign currency forward contracts	2.5	—	2.5	—
Deferred purchase price receivable	166.3	—	—	166.3
Total	$701.5	$532.7	$2.5	$166.3
Liabilities
Deferred compensation plan liabilities	$48.5	$48.5	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	163.9	—	163.9	—
Earn-out liabilities	21.0	—	—	21.0
Total	$234.5	$48.5	$165.0	$21.0

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$206.9	$206.9	$—	$—
Deferred compensation plan assets	54.9	54.9	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Deferred purchase price receivable	66.9	—	—	66.9
Total	$329.7	$261.8	$1.0	$66.9
Liabilities
Deferred compensation plan liabilities	$51.3	$51.3	$—	$—
Foreign currency forward contracts	2.2	—	2.2	—
Interest rate swap agreements	97.7	—	97.7	—
Earn-out liabilities	24.6	—	—	24.6
Total	$175.8	$51.3	$99.9	$24.6
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
Deferred Purchase Price Receivable
The Company recorded a DPP under its A/R Securitization upon the initial sale of trade receivables. The DPP represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables, collections on previously transferred receivables attributable to the DPP and changes in estimates for credit losses. Changes in the DPP attributed to changes in estimates for credit losses are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. The DPP is included in Other non-current assets in the Consolidated Balance Sheets and is valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows. Refer to Note 18: Accounts Receivable Securitization for more information.
Earn-out Liabilities
The Company has various contractual obligations associated with the acquisition of several real estate service companies in the United States, Australia, Canada and Europe that were completed during the years ended December 31, 2020 and 2019. These acquisitions included contingent consideration, comprised of earn-out payments to the sellers subject to achievement of certain performance criteria in accordance with the terms and conditions set forth in the purchase agreements. An increase to a probability of achievement would result in a higher fair value measurement.
These amounts disclosed above are included in Other current and other long-term liabilities within the Consolidated Balance Sheets. As of December 31, 2020, the Company had the potential to make a maximum of $26.5 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next six years.
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

The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2020	2019
Balance as of January 1,	$24.6	$38.3
Purchases/additions	9.0	6.2
Net change in fair value and other adjustments	0.6	4.0
Payments	(13.2)	(23.9)
Balance as of December 31,	$21.0	$24.6

Note 18: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million and extended the termination date to August 20, 2021, unless extended or an earlier termination event occurs. The termination date was further extended to August 20, 2022 in December 2019. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell (or contribute) receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of December 31, 2020 and 2019, the Company had $0.0 million and $85.0 million drawn on the investment limit, respectively.
All transactions under the A/R Securitization are accounted for as a true sale in accordance with ASC 860, Transfers and Servicing ("Topic 860"). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the statement of financial position. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with Topic 860. The Company has elected the amortization method for subsequent measurement of the servicing liability, which is assessed for impairment or increased obligation at each reporting date. As of December 31, 2020 and 2019, the Company reported servicing liabilities of $1.4 million and $1.3 million, and $0.9 million and $2.1 million in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. For years ended December 31, 2020 and 2019, the Company recorded servicing liability amortization of $1.4 million and $1.4 million, respectively.
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the years ended December 31, 2020 and 2019, receivables sold under the A/R securitization were $1.2 billion and $1.1 billion, respectively, and cash collections from customers on receivables sold were $1.2 billion and $1.1 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2020 and 2019, the outstanding principal on receivables sold under the A/R Securitization were $179.4 million and $187.8 million, respectively. Refer to Note 17: Fair Value Measurements for additional discussion on the fair value of the DPP as of December 31, 2020 and 2019.

Note 19: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the audited Consolidated Balance Sheets to the sum of such amounts presented in the audited Consolidated Statements of Cash Flows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents, beginning of period	$813.2	$895.3	$405.6
Restricted cash recorded in Prepaid expenses and other current assets, beginning of period	59.1	70.1	62.3
Total cash, cash equivalents and restricted cash in the statements of cash flows, beginning of period	$872.3	$965.4	$467.9

Cash and cash equivalents, end of period	$1,074.8	$813.2	$895.3
Restricted cash recorded in Prepaid expenses and other current assets, end of period	89.3	59.1	70.1
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$1,164.1	$872.3	$965.4
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash paid for:
Interest	$158.5	$161.6	$184.0
Income taxes	51.2	58.7	50.6
Operating leases	156.3	158.8	—
Non-cash investing/financing activities:
Property and equipment acquired through finance leases	11.8	12.3	7.2
Deferred and contingent payment obligation incurred through acquisitions	40.0	22.6	21.1
Equity issued in conjunction with acquisitions	—	—	0.7
Increase in beneficial interest in a securitization	14.4	11.8	13.2
Right of use assets acquired through operating leases	65.0	49.9	—

Note 20: Subsequent Events
The Company has evaluated subsequent events through February 25, 2021, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

Note 21: Parent Company Information

Cushman & Wakefield plc
Parent Company Information
Condensed Balance Sheets

	As of December 31,
(in millions, except per share data)	2020	2019
Assets
Cash	$12.8	$10.7
Accounts receivables	130.0	85.4
Investments in subsidiaries	1,037.9	1,270.9
Total assets	$1,180.7	$1,367.0

Liabilities and Equity

Liabilities
Trade and other payables	$85.1	$65.7
Total liabilities	85.1	65.7

Equity
Ordinary shares, nominal value $0.10 per share, 222.0 shares issued and outstanding at December 31, 2020 and ordinary shares nominal value $0.10 per share, 219.5 shares issued and outstanding at December 31, 2019	22.2	22.0
Additional paid-in-capital	2,843.4	2,819.1
Accumulated deficit	(1,528.2)	(1,297.0)
Accumulated other comprehensive loss	(242.7)	(242.8)
Total equity attributable to the Company	1,094.7	1,301.3
Non-controlling interests	0.9	—
Total equity	1,095.6	1,301.3

Total liabilities and equity	$1,180.7	$1,367.0

Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2020	2019	2018
Interest and other income	$—	$—	$2.6
Interest and other expense	—	(0.2)	(17.9)
Income (loss) in earnings of subsidiaries	(220.5)	0.4	(170.5)
Income (loss) before taxes	(220.5)	0.2	(185.8)
Net income (loss) attributable to the Parent Company	(220.5)	0.2	(185.8)
Other comprehensive income (loss) of subsidiaries	0.1	(88.4)	(67.2)
Comprehensive loss attributable to the Parent Company	$(220.4)	$(88.2)	$(253.0)

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(220.5)	$0.2	$(185.8)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
(Income) loss in earnings of subsidiaries	220.5	(0.4)	170.5
Increase in trade and other receivables	—	—	(128.7)
Increase in trade and other payables	—	—	20.0
Increase in other liabilities	—	—	6.2
Net cash (used in) provided by operating activities	—	(0.2)	(117.8)
Cash flows from investing activities:
Investment in subsidiaries	—	—	(865.5)
Net cash used in investing activities	—	—	(865.5)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	0.3	—
Proceeds from initial public offering, net of underwriting	—	—	831.4
Proceeds from private placement	—	—	179.5
Payments of initial public offering and private placement costs	—	—	(17.3)
Other financing activities	2.1	0.1	0.2
Net cash provided by financing activities	2.1	0.4	993.8
Change in cash and cash equivalents	2.1	0.2	10.5
Cash and cash equivalents, beginning of year	10.7	10.5	—
Cash and cash equivalents, end of year	$12.8	$10.7	$10.5

Supplemental disclosure of non-cash activities:
Accretion of deferred purchase obligation	—	—	19.7
Stock-based compensation	42.0	61.3	51.4
Acquisition and disposal of non-controlling interest	—	—	—
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
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The total restricted net assets as of December 31, 2020 are $919.6 million.

Dividends
The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financings agreements (see Note 9: Long-term Debt and Other Borrowings). During the fiscal years ended December 31, 2020, 2019 and 2018, the Parent Company’s consolidated subsidiaries did not pay any cash dividends to the Parent Company.

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

	For the Three Months Ended
(in millions, except per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenue	$1,895.4	$1,743.6	$1,931.6	$2,273.1
Operating (loss)/income	(85.5)	(62.8)	(0.3)	95.5
Net loss	(55.1)	(100.8)	(37.3)	(27.3)
Net loss per share, basic	(0.25)	(0.46)	(0.17)	(0.12)
Net loss per share, diluted	(0.25)	(0.46)	(0.17)	(0.12)

	For the Three Months Ended
(in millions, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$1,903.0	$2,121.7	$2,118.8	$2,607.5
Operating (loss)/income	(26.0)	53.2	37.0	123.1
Net (loss) income	(20.9)	6.3	11.7	3.1
Net (loss) earnings per share, basic	(0.10)	0.03	0.05	0.01
Net (loss) earnings per share, diluted	(0.10)	0.03	0.05	0.01

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of December 31, 2020 to accomplish their objectives at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2020.
On March 2, 2020, we acquired the third largest multifamily property management firm in the U.S., Pinnacle Property Management Services, LLC (“Pinnacle”), which had revenues of $253.4 million in 2020 and assets of $52.0 million as of December 31, 2020. Pinnacle represents approximately 3% of overall revenue and 1% of total assets, which is immaterial in relation to the Company's global total revenue and assets. Accordingly, Pinnacle is excluded from our report on internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information appearing under the heading "Directors, Executive Officers and Corporate Governance" in Cushman & Wakefield's Proxy Statement (the "Proxy Statement") for the 2021 Annual General Meeting of Shareholders (the “Annual Meeting”), which we will file with the SEC on or before the date that is 120 days after our 2020 fiscal year end.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
See Index to Consolidated Financial Statements set forth on page 56.
2. Financial Statement schedules
See Schedule II on page 105.
3. Exhibits
See Exhibit Index beginning on page 106.

Schedule II - Valuation & Qualifying Accounts

(in millions)	Allowance for Doubtful Accounts
Balance, December 31, 2017	$35.3
Charges to expense	21.7
Write-offs, payments and other	(7.6)
Balance, December 31, 2018	49.4
Charges to expense	22.0
Write-offs, payments and other	(13.0)
Balance, December 31, 2019	58.4
Charges to expense	47.7
Write-offs, payments and other	(35.2)
Balance, December 31, 2020	$70.9

EXHIBIT INDEX

Exhibit Number	Description of Exhibits	Method of Filing
3.1	Articles of Association of Cushman & Wakefield plc	Incorporated by reference to Exhibit 3.1 to the Company's Registration on Form S-1 filed on July 23, 2018
4.1	Form of Ordinary Shares Certificate	Incorporated by reference Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A filed on July 25, 2018
4.2	Registration Rights Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and certain shareholders	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 9, 2018
4.3	Joinder Agreement to Registration Rights Agreement, dated as of August 6, 2018, by and between Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 9, 2018
4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.4 to the Form 10-K on February 28, 2020
4.5
Indenture, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)
Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 22, 2020
4.6
Pledge and Security Agreement, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent
Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 22, 2020
4.7	English Security Agreement, dated as of May 22, 2020, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 22, 2020
10.1	Shareholders Agreement, dated August 6, 2019, by and among Cushman & Wakefield plc and the shareholders party thereto	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 9, 2018
10.2	Purchase Agreement by and among Cushman & Wakefield plc and Vanke Service (Hong Kong) Co., Limited dates as of July 24, 2018	Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on July 30, 2018
10.3	Shareholder Agreement, dated as of August 6, 2018, by and among Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.4	Syndicated Facility Agreement (First Lien), dated as of November 4, 2014, among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.5	Amendment No. 1 to the First Lien Credit Agreement, dated as of August 13, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, the Lenders party thereto, the L/C Issuers party thereto and UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.6	First Lien Amendment No. 2, dated as of September 1, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the 2015-1 Additional Term Lenders party thereto, the 2015-1 Converting Term Lenders party thereto, the 2015-1 Incremental Term Lenders party thereto, the Consenting Revolving Lenders party thereto, the 2015-1 Incremental Revolving Credit Lenders party thereto, each L/C Issuer party thereto, UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender and, for purposes of Sections 5, 8, 9 and 11 through 15 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.7	First Lien Amendment No. 3, dated as of December 22, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.8	Amendment No. 4 to the First Lien Credit Agreement, dated as of April 28, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto, the L/C Issuers party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.9	First Lien Amendment No. 5, dated as of June 14, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.10	First Lien Amendment No. 6, dated as of November 14, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.11	Amendment No. 7 to the First Lien Credit Agreement, dated as of November 14, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.12	First Lien Amendment No. 8, dated as of September 15, 2017, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the 2022 Revolving Credit Lenders party thereto, the L/C Issuers party thereto, UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018

10.13	Amendment No. 9 to the First Lien Credit Agreement, dated as of September 15, 2017, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.14	First Lien Amendment No. 10, dated as of March 15, 2018, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender, Administrative Agent and Swing Line Lender, Barclays Bank Plc, Fifth Third Bank and Morgan Stanley Bank, N.A. as the Incremental Revolving Credit Lenders, each L/C Issuer party thereto and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.15	Amendment No. 11 to the First Lien Credit Agreement, dated as of March 15, 2018, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.16	Syndicated Facility Agreement (Second Lien), dated as of November 4, 2014, among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.17	Amendment No. 1 to the Second Lien Credit Agreement, dated as of August 13, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and Bank of America, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.18	Second Lien Amendment No. 2, dated as of September 1, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the 2015-2 Incremental Lenders party thereto, Bank of America, N.A., as Administrative Agent and, for purposes of Sections 6 and 9 through 15 thereof only, each of the other Loan Parties as of the date thereof	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.19	Second Lien Amendment No. 3, dated as of December 22, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, Bank of America, N.A., as the Incremental Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.20	Amendment No. 4 to the Second Lien Credit Agreement, dated as of April 28, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and Bank of America, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.21	Second Lien Amendment No. 5, dated as of May 19, 2017, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, Owl Rock Capital Corporation and Owl Rock Capital Corporation II, as the Incremental Lenders and Bank of America, N.A., as Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.22	Credit Agreement, dated as of August 21, 2018, by and among DTZ U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.23	Credit Agreement Amendment No. 1, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.24	Credit Agreement Amendment No. 2, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2020
10.25	Agreement for the Provision of Depositary Services and Custody Services, dated as of July 6, 2018, in respect of Cushman & Wakefield Limited Depositary Receipts among Computershare Trust Company, N.A., Cushman & Wakefield Limited, FTL Nominees 1 Limited, FTL Nominees 2 Limited and other Holders of Depositary Receipts	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.26	Form of Deed of Indemnity for Directors*	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.27	Form of Deed of Indemnity for Officers*	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.28	Form of Non-executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.29	Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan, effective as of June 19, 2018*	Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.30	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.31	Form of Restricted Stock Unit Grant Agreement*	Filed herewith
10.32	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.33	Form of Time and Performance-Based Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.34	Cushman & Wakefield plc 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective as of June 19, 2018*	Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.35	DTZ Jersey Holdings Limited Management Equity Incentive Plan, amended and restated effective as of January 7, 2016*	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.36	Form of 2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018

10.37	Form of Pre-2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.38	Form of Offer to Amend Certain Outstanding Stock Options in connection with the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.39	Form of DTZ Jersey Holdings Limited Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.40	Form of Bonus Deferral and Co-Investment Restricted Stock Unit Grant Letter Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.41	Form of DTZ Jersey Holdings Limited Management Stockholders’ Agreement*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.42	Form of Trust Over Shares and Nominee Shareholder Agreement*	Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.43	Cushman & Wakefield, Inc. Executive Employee Severance Plan, effective June 14, 2018*	Incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.44	Amended and Restated Employment Agreement, dated as of August 27, 2020, by and among Cushman & Wakefield plc, Cushman & Wakefield Global Inc. and Brett White.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020
10.45	Option Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.46	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.47	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.48	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated October 5, 2015*	Incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.49	Form of Restricted Stock Unit Grant Agreement for grants in 2018, 2019 and 2020 between Brett White and DTZ Jersey Holdings Limited*	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.50	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated June 8, 2018*	Incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.51	Transition Agreement, dated as of February 27, 2020, by and between Duncan Palmer and Cushman & Wakefield plc	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020
10.52	Amendment to Transition Agreement, dated as of November 19, 2020, by and among Cushman & Wakefield plc and Duncan Palmer.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2020
10.53	Employment Agreement between Duncan Palmer and DTZ US NewCo, Inc., dated March 16, 2015*	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.54	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated November 19, 2018*	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.55	Employment Agreement between John Forrester and Cushman & Wakefield Debenham Tie Leung Limited dated February 19, 2019*	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.56	Cushman & Wakefield plc Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on October 15, 2019
10.57	Offer Letter, dated as of January 4, 2020, by and between Cushman & Wakefield Global, Inc. and Neil Johnston.	Filed herewith
21.1	List of subsidiaries	Filed herewith
23.1	Consent of KPMG US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

/s/ Brett White
Brett White
Director, Executive Chairman and Chief Executive Officer
February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant an in the capacities and on the date indicated.
Signature	Title	Date
/s/ Brett White	Director, Executive Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Representative in the United States)	February 25, 2021
Brett White
/s/ Duncan Palmer	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Duncan Palmer
/s/ Len Texter	Senior Vice President and Global Controller (Principal Accounting Officer)	February 25, 2021
Len Texter
/s/ Angelique Brunner	Director	February 25, 2021
Angelique Brunner
/s/ Qi Chen	Director	February 25, 2021
Qi Chen
/s/ Jonathan Coslet	Director	February 25, 2021
Jonathan Coslet
/s/ Timothy Dattels	Director	February 25, 2021
Timothy Dattels
/s/ Richard McGinn	Director	February 25, 2021
Richard McGinn
/s/ Jodie McLean	Director	February 25, 2021
Jodie McLean
/s/ Lincoln Pan	Director	February 25, 2021
Lincoln Pan
/s/ Rajeev Ruparelia	Director	February 25, 2021
Rajeev Ruparelia
/s/ Billie Williamson	Director	February 25, 2021
Billie Williamson