Form 10-Q
period 2021-03-31
Cushman & Wakefield plc
filed 2021-05-07
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, 222,909,932 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

FORM 10-Q
March 31, 2021

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(in millions, except per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,015.6	$1,074.8
Trade and other receivables, net of allowance of $77.6 million and $70.9 million, as of March 31, 2021 and December 31, 2020, respectively	1,161.2	1,301.6
Income tax receivable	40.9	43.5
Short-term contract assets	250.4	247.6
Prepaid expenses and other current assets	250.2	223.2
Total current assets	2,718.3	2,890.7
Property and equipment, net	224.1	235.9
Goodwill	2,091.7	2,098.0
Intangible assets, net	972.7	991.2
Equity method investments	115.8	114.9
Deferred tax assets	60.6	61.4
Non-current operating lease assets	405.7	438.2
Other non-current assets	541.9	507.6
Total assets	$7,130.8	$7,337.9

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$40.0	$39.7
Accounts payable and accrued expenses	1,038.0	1,054.4
Accrued compensation	661.7	720.5
Income tax payable	35.3	45.1
Other current liabilities	203.4	205.8
Total current liabilities	1,978.4	2,065.5
Long-term debt	3,230.5	3,235.7
Deferred tax liabilities	76.1	102.2
Non-current operating lease liabilities	378.9	405.6
Other non-current liabilities	360.1	433.3
Total liabilities	6,024.0	6,242.3
Commitments and contingencies (See Note 11 to financial statements)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 222.9 and 222.0 shares issued and outstanding at March 31, 2021 and at December 31, 2020, respectively	22.3	22.2
Additional paid-in capital	2,846.5	2,843.4
Accumulated deficit	(1,545.4)	(1,528.2)
Accumulated other comprehensive loss	(217.5)	(242.7)
Total equity attributable to the Company	1,105.9	1,094.7
Non-controlling interests	0.9	0.9
Total equity	1,106.8	1,095.6
Total liabilities and shareholders' equity	$7,130.8	$7,337.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Revenue	$1,923.8	$1,895.4
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,589.5	1,598.8
Operating, administrative and other	280.8	284.0
Depreciation and amortization	43.1	72.0
Restructuring, impairment and related charges	17.6	26.1
Total costs and expenses	1,931.0	1,980.9
Operating loss	(7.2)	(85.5)
Interest expense, net of interest income	(42.4)	(36.5)
Earnings from equity method investments	2.4	1.3
Other income, net	2.0	39.1
Loss before income taxes	(45.2)	(81.6)
Benefit from income taxes	(28.0)	(26.5)
Net loss	$(17.2)	$(55.1)

Basic and diluted loss per share:
Loss per share attributable to common shareholders	$(0.08)	$(0.25)
Weighted average shares outstanding for basic and diluted loss per share	222.3	219.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net loss	$(17.2)	$(55.1)
Other comprehensive income (loss), net of tax:
Designated hedge gains (losses)	36.9	(89.3)
Defined benefit plan actuarial gain	—	2.0
Foreign currency translation	(11.7)	(66.7)
Total other comprehensive income (loss)	25.2	(154.0)
Total comprehensive income (loss)	$8.0	$(209.1)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	219.5	$22.0	$2,819.1	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	(55.1)	—	—	—	—	(55.1)	—	(55.1)
Adoption of new credit loss accounting standard (see Note 2)	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	11.7	—	—	—	—	—	11.7	—	11.7
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.0	0.1	(9.1)	—	—	—	—	—	(9.0)	—	(9.0)
Foreign currency translation	—	—	—	—	—	(66.7)	—	(66.7)	(66.7)	—	(66.7)
Defined benefit plans actuarial gain	—	—	—	—	—	—	2.0	2.0	2.0	—	2.0
Unrealized loss on hedging instruments	—	—	—	—	(85.3)	—	—	(85.3)	(85.3)	—	(85.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(4.0)	—	—	(4.0)	(4.0)	—	(4.0)
Balance as of March 31, 2020	220.5	$22.1	$2,821.7	$(1,362.8)	$(167.7)	$(225.1)	$(4.0)	$(396.8)	$1,084.2	$0.2	$1,084.4

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net loss	—	—	—	(17.2)	—	—	—	—	(17.2)	—	(17.2)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7.2	—	—	—	—	—	7.2	—	7.2
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	0.9	0.1	(4.1)	—	—	—	—	—	(4.0)	—	(4.0)
Foreign currency translation	—	—	—	—	—	(11.7)	—	(11.7)	(11.7)	—	(11.7)
Defined benefit plans actuarial gain	—	—	—	—	—	—	—	—	—	—	—
Unrealized gain on hedging instruments	—	—	—	—	28.5	—	—	28.5	28.5	—	28.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	8.4	—	—	8.4	8.4	—	8.4
Balance as of March 31, 2021	222.9	22.3	2,846.5	(1,545.4)	(121.4)	(81.1)	(15.0)	(217.5)	1,105.9	0.9	1,106.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities
Net loss	$(17.2)	$(55.1)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	43.1	72.0
Impairment charges	7.1	2.8
Unrealized foreign exchange loss	1.5	5.8
Stock-based compensation	7.2	11.9
Lease amortization	27.0	27.8
Amortization of debt issuance costs	2.3	3.2
Change in deferred taxes	(25.4)	(34.0)
Provision for loss on receivables and other assets	12.5	4.3
Other non-cash operating activities	(6.1)	(36.9)
Changes in assets and liabilities:
Trade and other receivables	114.2	227.6
Income taxes payable	(14.4)	(14.9)
Short-term contract assets and Prepaid expenses and other current assets	(39.7)	(56.0)
Other non-current assets	(14.8)	4.3
Accounts payable and accrued expenses	(12.6)	(109.4)
Accrued compensation	(64.5)	(280.8)
Other current and non-current liabilities	(36.6)	(22.5)
Net cash used in operating activities	(16.4)	(249.9)
Cash flows from investing activities
Payment for property and equipment	(12.9)	(9.8)
Acquisitions of businesses, net of cash acquired	—	(102.5)
Investments in equity securities	(15.9)	(11.3)
Other investing activities, net	—	(7.8)
Net cash used in investing activities	(28.8)	(131.4)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(4.8)	(8.9)
Repayment of borrowings	(6.7)	—
Debt issuance costs	—	(11.1)
Payment of finance lease liabilities	(3.3)	(3.6)
Other financing activities, net	1.2	(0.3)
Net cash used in financing activities	(13.6)	(23.9)
Change in cash, cash equivalents and restricted cash	(58.8)	(405.2)
Cash, cash equivalents and restricted cash, beginning of the period	1,164.1	872.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(3.5)	(16.5)
Cash, cash equivalents and restricted cash, end of the period	$1,101.8	$450.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited interim Condensed Consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the "Company,” “we,” “our” and “us”) for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial reporting have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Standards
The Company has adopted the following new accounting standards:
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (together with all subsequent amendments, (Topic 326)), which replaced the previous U.S. GAAP that required an incurred loss methodology for recognizing credit losses and delayed recognition until it was probable a loss had been incurred. Topic 326 replaced the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. Trade and other receivables and contract assets are presented on the Consolidated Balance Sheets net of estimated expected credit losses.
Upon initial recognition of a receivable or a contract asset, the Company estimates credit losses over the contractual term of the asset and establishes an allowance based on historical experience, current available information and expectations of future economic conditions. The Company mitigates credit loss risk from its trade receivables by assessing customers for creditworthiness, including review of credit ratings, financial position, and historical experience with similar customers within similar geographic regions, where available. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, the Company aggregates its trade receivables on a collective basis when assessing estimated credit losses.
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

(in millions)	Three Months Ended March 31,
	2021	2020	% Change
Total revenue
Americas	$1,424.9	$1,394.8	2%
EMEA	223.9	210.0	7%
APAC	275.0	290.6	(5)%
Total revenue	$1,923.8	$1,895.4	1%

Adjusted EBITDA
Americas	$77.8	$64.1	21%
EMEA	2.4	(3.4)	171%
APAC	19.5	9.6	103%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA - Americas	$77.8	$64.1
Adjusted EBITDA - EMEA	2.4	(3.4)
Adjusted EBITDA - APAC	19.5	9.6
Add/(less):
Depreciation and amortization	(43.1)	(72.0)
Interest expense, net of interest income	(42.4)	(36.5)
Benefit from income taxes	28.0	26.5
Integration and other costs related to merger	(16.2)	(17.3)
Pre-IPO stock-based compensation	(1.6)	(6.3)
Acquisition related costs and efficiency initiatives	(40.2)	(15.9)
Other	(1.4)	(3.9)
Net loss	$(17.2)	$(55.1)

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the Weighted average shares outstanding. As the Company was in a loss position for the three months ended March 31, 2021 and 2020, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. As a result, the calculation of weighted average shares outstanding is the same for basic and diluted EPS for these periods.
Potentially dilutive securities of approximately 1.6 million and 3.9 million for the three months ended March 31, 2021 and 2020, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive in these periods.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic and Diluted EPS
Net loss attributable to shareholders	$(17.2)	$(55.1)
Weighted average shares outstanding for basic and diluted loss per share	222.3	219.9
Basic and diluted loss per share attributable to common shareholders	$(0.08)	$(0.25)

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

As stated in Note 2, the Company adopted Topic 326 on January 1, 2020. Topic 326 replaced the impairment assessment requirement for contract assets with a methodology that reflects expected credit losses. As a result of adopting Topic 326, the Company records contract assets net of expected credit losses which are estimated based on historical experience, current available information and expectations of future economic conditions. The contract asset allowance is recorded in Operating, administrative, and other in the Consolidated Statement of Operations. Contract liabilities are recorded when cash payments are received in advance of performance, including amounts which are refundable. The majority of contract liabilities are recognized as revenue within 90 days. The Company had no material asset impairment charges related to contract assets in the periods presented.

As of March 31, 2021 and December 31, 2020, the Company had contract assets of $250.4 million and $247.6 million and $43.1 million and $38.2 million, which were recorded in Short-term contract assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2021 and December 31, 2020, the Company had contract liabilities of $40.9 million and $42.8 million which were recorded in Accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, respectively.
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,030.9	$114.0	$205.3	$1,350.2
Leasing	At a point in time	222.8	42.6	29.4	294.8
Capital markets	At a point in time	133.8	22.3	10.7	166.8
Valuation and other	At a point in time or over time	37.4	45.0	29.6	112.0
Total revenue		$1,424.9	$223.9	$275.0	$1,923.8

		Three Months Ended March 31, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$966.3	$106.6	$228.3	$1,301.2
Leasing	At a point in time	242.1	40.8	22.8	305.7
Capital markets	At a point in time	147.3	21.6	14.0	182.9
Valuation and other	At a point in time or over time	39.1	41.0	25.5	105.6
Total revenue		$1,394.8	$210.0	$290.6	$1,895.4

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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2021 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2020	$1,502.2	$327.3	$268.5	$2,098.0
Measurement period adjustments	0.3	0.2	—	0.5
Effect of movements in exchange rates and other	0.8	(3.9)	(3.7)	(6.8)
Balance as of March 31, 2021	$1,503.3	$323.6	$264.8	$2,091.7
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
There was no impairment of goodwill and other intangible assets for the three months ended March 31, 2021 and 2020.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,387.8	(968.3)	419.5
Other intangible assets	2 - 13	17.4	(10.2)	7.2
Total intangible assets		$1,951.2	$(978.5)	$972.7

		As of December 31, 2020
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,390.1	(952.9)	437.2
Other intangible assets	2 - 13	17.4	(9.4)	8.0
Total intangible assets		$1,953.5	$(962.3)	$991.2
Amortization expense was $16.5 million and $42.5 million for the three months ended March 31, 2021 and 2020, respectively.

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
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020.

Interest Rate Derivative Instruments
As of March 31, 2021, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of March 31, 2021 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.

The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets and the Statements of Comprehensive Income (Loss) and subsequently reclassifies the change into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2021 and December 31, 2020, there is $120.6 million and $157.0 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Company's 2018 Credit Agreement; refer to Note 8: Long-term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that pre-tax losses of $40.4 million will be reclassified to Interest expense in the unaudited Condensed Consolidated Statements of Operations.

Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair value of these contracts are recorded directly in earnings. There are losses of $0.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. This activity was included in Other income, net, in the unaudited Condensed Consolidated Statements of Operations.

As of March 31, 2021 and December 31, 2020, the Company had 19 and 17 foreign currency exchange forward contracts outstanding, respectively, covering a notional amount of $617.3 million and $611.7 million, respectively. The fair value of forward contracts disclosed above are included in Other current assets and Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company has not posted and does not hold any collateral related to these agreements.

The following table presents the fair value of derivatives as of March 31, 2021 and December 31, 2020 (in millions):

		March 31, 2021		December 31, 2020
	March 31, 2021	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,708.3	$—	$123.9	$—	$163.9
Non-designated:
Foreign currency forward contracts	617.3	1.5	0.3	2.5	1.1
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company does not net derivatives in the unaudited Condensed Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended March 31, 2021
Interest rate cash flow hedges	$158.9	$(28.5)	$(9.0)	$121.4
	$158.9	$(28.5)	$(9.0)	$121.4

Three Months Ended March 31, 2020
Interest rate cash flow hedges	$79.0	$85.3	$4.0	$168.3
	$79.0	$85.3	$4.0	$168.3
(1) Amount is net of related income tax (benefit) expense of $0.0 million for the three months ended March 31, 2021 and 2020.
(2) Amount is net of related income tax expense of $1.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
Losses of $7.9 million and gains of $4.7 million were reclassified into earnings during the three months ended March 31, 2021 and 2020, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.

Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2021	December 31, 2020
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $30.9 million and $32.5 million, respectively	$2,608.7	$2,613.7
2020 Senior Secured Notes, net of unamortized issuance costs of $10.3 million and $10.6 million, respectively, due 2028	639.7	639.4
Finance lease liability	18.6	19.0
Notes payable to former stockholders	0.3	0.3
Total long-term debt	3,267.3	3,272.4
Less: current portion	(36.8)	(36.7)
Total non-current long-term debt	$3,230.5	$3,235.7

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

The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2021, the rate is equal to 1-month LIBOR plus 2.75% as a result of the refinancing. The 2018 First Lien Loan matures on August 21, 2025. As of March 31, 2021, the effective interest rate of the 2018 First Lien Loan is 3.2%.

The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.

Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of March 31, 2021, the Company had a total $3.7 billion credit agreement including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of March 31, 2021 and December 31, 2020.

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

The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of March 31, 2021 and December 31, 2020.

2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.8% as of March 31, 2021.

Note 9: Stock-based Payments
Restricted Stock Units
The following table provides information about the Company’s outstanding restricted stock units ("RSUs") (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2020	4.1	$15.73	1.5	$17.04
Granted	2.7	16.28	1.0	16.28
Vested	(1.2)	15.65	—	—
Forfeited	(0.1)	17.07	(0.0)	18.78
Unvested as of March 31, 2021	5.5	$16.12	2.5	$16.72
The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended March 31,		Unrecognized at March 31, 2021
	2021	2020
Time-Based RSUs	$6.0	$10.8	$44.8
Performance-Based RSUs	1.2	0.8	22.1
Co-Investment RSUs	—	0.1	—
Total RSU stock-based compensation cost	$7.2	$11.7	$66.9

Note 10: Restructuring
In February 2020, the Company announced operating efficiency initiatives primarily consisting of severance and employment-related costs due to reductions in headcount, which were completed in 2020. The Company expects to incur $25.0 million to $35.0 million of incremental charges in 2021 related to expanding these operating efficiency initiatives. The Company recognized restructuring charges of $8.5 million and $23.3 million during the three months ended March 31, 2021 and 2020, respectively, for these operating efficiency initiatives.
All charges were classified as Restructuring, impairment and related charges in the unaudited Condensed Consolidated Statements of Operations.
The following tables detail the Company’s severance and employment-related restructuring activity (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total

Balance as of December 31, 2020	$10.0	$0.8	$10.8
Restructuring Charges:
Americas	2.6	2.7	5.3
EMEA	2.7	—	2.7
APAC	0.5	—	0.5
Total Restructuring Charges	5.8	2.7	8.5
Payments and Other:
Americas	(2.7)	(3.5)	(6.2)
EMEA	(3.4)	—	(3.4)
APAC	(0.5)	—	(0.5)
Total Payments and Other	(6.6)	(3.5)	(10.1)
Balance as of March 31, 2021	$9.2	$—	$9.2

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total

Balance as of December 31, 2019	$1.2	$—	$1.2
Restructuring Charges:
Americas	12.6	3.4	16.0
EMEA	7.2	—	7.2
APAC	0.1	—	0.1
Total Restructuring Charges	19.9	3.4	23.3
Payments and Other:
Americas	(3.9)	(0.4)	(4.3)
EMEA	—	—	—
APAC	—	—	—
Total Payments and Other	(3.9)	(0.4)	(4.3)
Balance as of March 31, 2020	$17.2	$3.0	$20.2

As of March 31, 2021 and December 31, 2020, $8.0 million and $8.3 million were recorded as Other current liabilities and $1.2 million and $2.5 million were recorded as Other non-current liabilities, respectively, within the unaudited Condensed Consolidated Balance Sheet.

Note 11: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 7.1 years and maximum potential future payments of $51.6 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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

Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, contingent liabilities recorded within Other current liabilities were $101.7 million and $91.7 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $22.3 million and $21.0 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At March 31, 2021 and December 31, 2020, E&O and other claims were $42.7 million and $39.5 million, respectively, and workers’ compensation liabilities were $81.3 million and $73.2 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.

The Company had insurance recoverable balances for E&O claims as of March 31, 2021 and December 31, 2020 totaling $6.3 million and $4.6 million, respectively.

Note 12: Related Party Transactions
As of March 31, 2021 and December 31, 2020, the Company had receivables from affiliates of $40.9 million and $34.4 million and $196.6 million and $187.8 million that are included in Other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
There were no transfers in or out of Level 1 or Level 2 assets or liabilities for the three months ended March 31, 2021 and 2020. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2020.
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
The estimated fair value of external debt was $3.3 billion and $3.3 billion as of March 31, 2021 and December 31, 2020, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $3.3 billion as of March 31, 2021 and December 31, 2020, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in millions):

	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$448.4	$448.4	$—	$—
Deferred compensation plan assets	49.4	49.4	—	—
Foreign currency forward contracts	1.5	—	1.5	—
Deferred purchase price receivable	171.9	—	—	171.9
Total	$671.2	$497.8	$1.5	$171.9
Liabilities
Deferred compensation plan liabilities	$44.2	$44.2	$—	$—
Foreign currency forward contracts	0.3	—	0.3	—
Interest rate swap agreements	123.9	—	123.9	—
Earn-out liabilities	20.3	—	—	20.3
Total	$188.7	$44.2	$124.2	$20.3

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$483.2	$483.2	$—	$—
Deferred compensation plan assets	49.5	49.5	—	—
Foreign currency forward contracts	2.5	—	2.5	—
Deferred purchase price receivable	166.3	—	—	166.3
Total	$701.5	$532.7	$2.5	$166.3
Liabilities
Deferred compensation plan liabilities	$48.5	$48.5	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	163.9	—	163.9	—
Earn-out liabilities	21.0	—	—	21.0
Total	$234.5	$48.5	$165.0	$21.0
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

Foreign Currency Forward Contracts and Interest Rate Swap Agreements
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
The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2021	2020
Balance as of January 1,	$21.0	$24.6
Purchases/additions	—	12.7
Net change in fair value and other adjustments	(0.7)	(0.6)
Payments	—	(0.1)
Balance as of March 31,	$20.3	$36.6

Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million. The termination date was extended to August 20, 2022 in December 2019. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell trade receivables to an unaffiliated financial institution. The Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of March 31, 2021 and December 31, 2020 the Company had no outstanding balance drawn on the investment limit.
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

This program allows the Company to receive a cash payment and with a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the three months ended March 31, 2021 and 2020, receivables sold under the A/R securitization were $320.2 million and $299.8 million, respectively, and cash collections from customers on receivables sold were $315.0 million and $307.3 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited Condensed Consolidated Statement of Cash Flows. As of March 31, 2021 and December 31, 2020, the outstanding principal on receivables sold under the A/R Securitization were $184.6 million and $179.4 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of March 31, 2021 and December 31, 2020.
The Company did not recognize any material income or loss related to receivables sold for the three months ended March 31, 2021 and 2020. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $0.2 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, which were included in Operating, administrative and other expenses in the unaudited Condensed Consolidated Statement of Operations.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the sum of such amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents, beginning of period	$1,074.8	$813.2
Restricted cash recorded in Other current assets, beginning of period	89.3	59.1
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$1,164.1	$872.3

Cash and cash equivalents, end of period	$1,015.6	$379.5
Restricted cash recorded in Other current assets, end of period	86.2	71.1
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$1,101.8	$450.6

Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for:
Interest	$30.5	$31.0
Income taxes	11.3	20.0
Operating leases	35.9	37.5
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	2.8	2.2
Deferred and contingent acquisition payment obligations	—	32.3
Increase (decrease) in beneficial interest in a securitization	5.6	(7.9)
Right of use assets acquired through operating leases	7.6	17.6

Note 16: Subsequent Events
The Company has evaluated subsequent events through May 6, 2021, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.
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

Overview
Cushman & Wakefield is a leading global commercial real estate services firm, built on a trusted brand and backed by approximately 50,000 employees and serving the world's real estate owners and occupiers through a scalable platform. We operate over 400 offices in 60 countries, managing over 4.1 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. Our business is focused on meeting the increasing demands of our clients across multiple service lines including Property, facilities and project management, Leasing, Capital markets and Valuation and other services.

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

Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $2.0 billion as of March 31, 2021, comprising of cash on hand of $1.0 billion and an undrawn revolving credit facility of $1.0 billion.

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

Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2020 included in the Company's 2020 Annual Report on Form 10-K. There have been no material changes to these policies as of March 31, 2021.
Recently Issued Accounting Pronouncements
See recently issued accounting pronouncements within Note 2: New Accounting Standards of the Notes to the unaudited interim Condensed Consolidated Financial Statements.
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (together with all subsequent amendments, (Topic 326)), which replaced the previous U.S. GAAP that required an incurred loss methodology for recognizing credit losses and delayed recognition until it was probable a loss had been incurred. Topic 326 replaced the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. Trade and other receivables and contract assets are presented on the Condensed Consolidated Balance Sheets net of estimated expected credit losses.
Upon initial recognition of a receivable or a contract asset, the Company estimates credit losses over the contractual term of the asset and establishes an allowance based on historical experience, current available information and expectations of future economic conditions. The Company mitigates credit loss risk from its trade receivables by assessing customers for creditworthiness, including review of credit ratings, financial position, and historical experience with similar customers within similar geographic regions, where available. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, the Company aggregates its trade receivables on a collective basis when assessing estimated credit losses.
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

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2019 results in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as this discussion can be found in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following table sets forth items derived from our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$768.1	$732.1	5%	2%
Leasing	291.7	301.8	(3)%	(5)%
Capital markets	166.4	182.1	(9)%	(10)%
Valuation and other	111.4	104.4	7%	2%
Total service line fee revenue(1)	1,337.6	1,320.4	1%	(1)%
Gross contract reimbursables(2)	586.2	575.0	2%	—%
Total revenue	$1,923.8	$1,895.4	1%	(1)%

Costs and expenses:
Cost of services provided to clients	$1,003.3	$1,023.8	(2)%	(4)%
Cost of gross contract reimbursables	586.2	575.0	2%	—%
Total costs of services	1,589.5	1,598.8	(1)%	(3)%
Operating, administrative and other	280.8	284.0	(1)%	(3)%
Depreciation and amortization	43.1	72.0	(40)%	(41)%
Restructuring, impairment and related charges	17.6	26.1	(33)%	(34)%
Total costs and expenses	1,931.0	1,980.9	(3)%	(5)%
Operating loss	(7.2)	(85.5)	(92)%	(92)%
Interest expense, net of interest income	(42.4)	(36.5)	16%	14%
Earnings from equity method investments	2.4	1.3	85%	66%
Other income, net	2.0	39.1	(95)%	(94)%
Loss before income taxes	(45.2)	(81.6)	(45)%	(49)%
Benefit from income taxes	(28.0)	(26.5)	6%	5%
Net loss	$(17.2)	$(55.1)	(69)%	(73)%

Adjusted EBITDA	$99.7	$70.3	42%	38%
Adjusted EBITDA margin(3)	7.5%	5.3%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Net loss	$(17.2)	$(55.1)
Add/(less):
Depreciation and amortization(1)	43.1	72.0
Interest expense, net of interest income	42.4	36.5
Benefit from income taxes	(28.0)	(26.5)
Integration and other costs related to merger(2)	16.2	17.3
Pre-IPO stock-based compensation(3)	1.6	6.3
Acquisition related costs and efficiency initiatives(4)	40.2	15.9
Other(5)	1.4	3.9
Adjusted EBITDA	$99.7	$70.3
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $20.8 million and $48.0 million for the three months ended March 31, 2021 and 2020, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2021 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in 2020 and 2021 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other principally reflects $1.0 million for COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office for the three months ended March 31, 2021, and other items including accounts receivable securitization.
Below is a summary of Total costs and expenses (in millions):

	Three Months Ended March 31,
	2021	2020
Americas Fee-based operating expenses	$854.2	$861.2
EMEA Fee-based operating expenses	192.3	192.1
APAC Fee-based operating expenses	196.1	200.2
Cost of gross contract reimbursables	586.2	575.0
Segment operating expenses:	1,828.8	1,828.5
Depreciation and amortization(1)	43.1	72.0
Integration and other costs related to merger(2)	16.2	17.3
Pre-IPO stock-based compensation(3)	1.6	6.3
Acquisition related costs and efficiency initiatives(4)	39.9	52.9
Other(5)	1.4	3.9
Total costs and expenses	$1,931.0	$1,980.9
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $20.8 million and $48.0 million for the three months ended March 31, 2021 and 2020, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2021 for additional information.
(4) Acquisition related costs and efficiency initiatives, reflect costs incurred to implement operating efficiency initiatives in 2020 and 2021 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other principally reflects $1.0 million for COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office for the three months ended March 31, 2021, and other items including accounts receivable securitization.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenue
Revenue was $1.9 billion, an increase of $28.4 million versus the three months ended March 31, 2020. Revenue growth in Property, facilities and project management, Gross contract reimbursables and Valuation and other of $36.0 million, $11.2 million and $7.0 million, respectively, reflects owners and occupiers continued reliance on the Company’s industry leading capabilities and thought leadership, regarding return to work best practices and work space requirements along with enhanced cleaning and facility services to ensure buildings are safe for tenants. These trends helped to offset lower brokerage activity in the first quarter. Leasing and Capital markets declined $10.1 million and $15.7 million, respectively principally due to the impact of the COVID-19 pandemic.

Cost of services
Cost of services of $1.6 billion decreased $9.3 million or 1%. Cost of services provided to clients declined 2% principally due to the Company's operating efficiency initiatives and cost savings actions as well as lower variable costs including commissions and direct labor. This decrease was partially offset by higher annual bonus for non-fee earners as well as Cost of Gross contract reimbursables related to the growth of our Property, facilities and project management service line.

Operating, administrative and other
Operating, administrative and other of $280.8 million decreased by $3.2 million principally due to the Company's operating efficiency initiatives and cost savings actions, including reduced spending on travel and entertainment, third-party contractors and marketing. This decrease was partially offset by higher annual bonus for non-fee earners. Overall, as a percentage of total revenue, operating, administrative and other costs was 15% for the first quarter of 2021 and 2020.

Depreciation and amortization
Depreciation and amortization was $43.1 million, a decrease of $28.9 million. The decrease primarily reflects the complete amortization of certain merger related customer relationships that occurred in the third quarter of 2020.

Restructuring, impairment and related charges
Restructuring, impairment and related charges were $17.6 million, a decrease of $8.5 million, which principally reflect actions taken as part of the Company's previously announced strategic realignment of the business and continued focus on operating efficiency.

Interest expense, net
Net interest expense was $42.4 million, an increase of $5.9 million. This increase was principally attributed to the incremental interest incurred as a result of the issuance of 2020 senior secured notes in the second quarter of 2020.

Other income, net
Other income was $2.0 million, a decrease of $37.1 million. This decline reflects the $36.9 million gain recognized last year as a result of the formation of the Cushman & Wakefield Vanke Service joint venture in China.

Benefit from income taxes
The Company's income tax provision for the first quarter of 2021 was a benefit of $28.0 million on the loss before taxes of $45.2 million. For the first quarter of 2020, the Company's income tax provision was a benefit of $26.5 million on loss before taxes of $81.6 million. The Company's estimated effective tax rate was higher in the three months ended March 31, 2021 compared to the same period last year primarily due to a change in jurisdictional mix of earnings in 2021 resulting in a greater benefit.

Net loss and Adjusted EBITDA
The net loss of $17.2 million principally reflects the impact of COVID-19 on brokerage activity experienced during the first quarter as Leasing and Capital markets revenue declined 5% and 10% on a local currency basis, respectively, partially offset by revenue growth in Property, facilities and project management and Valuation and other as well as cost savings actions and operating efficiencies.

Adjusted EBITDA of $99.7 million increased by $29.4 million or 38%, on a local currency basis, primarily due to savings generated by cost reduction actions and operating efficiency initiatives as well as the impact of revenue growth in Property, facilities and project management and Valuation and other. These factors were partially offset by lower brokerage activity resulting from COVID-19. As a result, Adjusted EBITDA margin, measured against service line fee revenue, of 7.5% for the three months ended March 31, 2021, expanded 215 basis points as compared to 5.3% in the three months ended March 31, 2020.

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

In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2019 results in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as this discussion can be found in our Quarterly Report on Form 10-Q for the three months ended March 30, 2020 filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$540.8	$501.8	8%	8%
Leasing	219.7	238.1	(8)%	(8)%
Capital markets	133.4	146.5	(9)%	(9)%
Valuation and other	37.3	38.8	(4)%	(3)%
Total service line fee revenue(1)	931.2	925.2	1%	1%
Gross contract reimbursables(2)	493.7	469.6	5%	5%
Total revenue	$1,424.9	$1,394.8	2%	2%

Costs and expenses:
Americas Fee-based operating expenses	$854.2	$861.2	(1)%	(1)%
Cost of gross contract reimbursables	493.7	469.6	5%	5%
Segment operating expenses	$1,347.9	$1,330.8	1%	1%

Adjusted EBITDA	$77.8	$64.1	21%	21%
Adjusted EBITDA margin(3)	8.4%	6.9%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Americas revenue was $1.4 billion, an increase of $30.1 million or 2%. Revenue growth in Property, facilities and project management and Gross contracts reimbursables of 8% and 5%, respectively, on a local currency basis more than offset lower brokerage activity for the quarter. Leasing and Capital markets were down 8% and 9%, respectively, on a local currency basis for the quarter as a result of the COVID-19 pandemic.

Fee-based operating expenses of $854.2 million were down 1% on a local currency basis principally due to the impact of the Company’s cost savings actions and operating efficiency initiatives.

Adjusted EBITDA was $77.8 million, an increase of $13.7 million or 21% on a local currency basis, primarily reflects the impact of cost savings actions and operating efficiency initiatives and the impact of higher Property, facilities and project management service line fee revenue.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$83.7	$84.9	(1)%	(9)%
Leasing	42.6	40.8	4%	(3)%
Capital markets	22.3	21.6	3%	(5)%
Valuation and other	44.5	40.2	11%	2%
Total service line fee revenue(1)	193.1	187.5	3%	(5)%
Gross contract reimbursables(2)	30.8	22.5	37%	29%
Total revenue	$223.9	$210.0	7%	(1)%

Costs and expenses:
EMEA Fee-based operating expenses	$192.3	$192.1	—%	(7)%
Cost of gross contract reimbursables	30.8	22.5	37%	29%
Segment operating expenses	$223.1	$214.6	4%	(4)%

Adjusted EBITDA	$2.4	$(3.4)	171%	200%
Adjusted EBITDA margin(3)	1.2%	(1.8)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended March 31, 2021 compared to three months ended March 31, 2020

EMEA revenue was $223.9 million, an increase of $13.9 million or 7%. Putting aside the favorable impact of foreign currency of $17.1 million or 8%, EMEA revenue declined 1% on a local currency basis. This decline was driven by Property, facilities, and project management, Leasing and Capital Market which were down 9%, 3% and 5%, respectively, on a local currency basis for the quarter. These declines were partially offset by growth in Valuation and other and Gross contract reimbursables of 2% and 29% respectively, on a local currency basis.

Fee-based operating expenses of $192.3 million were down 7% on a local currency basis principally due to lower service line fee revenue and the Company's cost savings actions and operating efficiency initiatives.

Adjusted EBITDA of $2.4 million increased $5.8 million principally reflects the impact of the Company’s cost savings actions and operating efficiency initiatives, which more than offset the impact of lower Property, facilities and project management, Leasing and Capital markets service line revenue.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$143.6	$145.4	(1)%	(9)%
Leasing	29.4	22.9	28%	20%
Capital markets	10.7	14.0	(24)%	(27)%
Valuation and other	29.6	25.4	17%	9%
Total service line fee revenue(1)	213.3	207.7	3%	(5)%
Gross contract reimbursables(2)	61.7	82.9	(26)%	(34)%
Total revenue	$275.0	$290.6	(5)%	(13)%

Costs and expenses:
APAC Fee-based operating expenses	$196.1	$200.2	(2)%	(9)%
Cost of gross contract reimbursables	61.7	82.9	(26)%	(34)%
Segment operating expenses	$257.8	$283.1	(9)%	(16)%

Adjusted EBITDA	$19.5	$9.6	103%	80%
Adjusted EBITDA margin(3)	9.1%	4.6%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended March 31, 2021 compared to three months ended March 31, 2020

APAC revenue was $275.0 million, a decrease of $15.6 million or 5%. Putting aside the favorable impact of foreign currency of $26.6 million or 9%, APAC revenue declined 13% on a local currency basis. Leasing and Valuation and other growth of 20% and 9%, respectively, on a local currency basis, was more than offset by Gross contract reimbursables, Property, facilities, and project management and Capital markets declines of 34%, 9% and 27%, respectively, on a local currency basis.

Fee-based operating expenses of $196.1 million were down 9% on a local currency basis principally due to lower service line revenue as well as the impact of the Company's cost savings actions and operating efficiency initiatives.

Adjusted EBITDA of $19.5 million increased $9.9 million or 80% on a local currency basis, principally due to the Company’s cost savings actions and operating efficiency initiatives and the impact of higher Leasing and Valuation and other revenue in the quarter.

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
As of March 31, 2021, the Company had $2.0 billion of liquidity, consisting of cash on hand of $1.0 billion and an undrawn revolving credit facility of $1.0 billion.

The Company's outstanding 2018 First Lien debt and 2020 Notes were $2.6 billion and $639.7 million, respectively as of March 31, 2021, which net of cash on hand, provided for a net debt position of approximately $2.2 billion. The increase in net debt of approximately $54.5 million from December 31, 2020 principally reflects normal annual bonus payments and funding of the Company’s strategic realignment and operating efficiency initiatives.

Historical Cash Flows

Cash Flow Summary
	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(16.4)	$(249.9)
Net cash used in investing activities	(28.8)	(131.4)
Net cash used in financing activities	(13.6)	(23.9)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(3.5)	(16.5)
Total change in cash, cash equivalents and restricted cash	$(62.3)	$(421.7)
Operating Activities
The Company used $16.4 million of cash for operating activities for the three months ended March 31, 2021. The difference of $233.5 million from the prior year principally reflects the use of working capital of $251.8 million in the first quarter of 2020 driven by higher commission and annual bonus payments. Additionally, the use of cash of $16.4 million in the first quarter of 2021 primarily reflects the use of $68.4 million for working capital as the cash inflows of lower accounts receivable were more than offset by cash outflows attributable to lower accounts payable and accrued commissions.

Investing Activities
The Company used $28.8 million of cash for investing activities for the three months ended March 31, 2021, a decrease of $102.6 million from the prior year, which was principally driven by lower spending on acquisitions.

Financing Activities
The Company used $13.6 million of cash from financing activities for the three months ended March 31, 2021, a change of $10.3 million from the prior year, primarily due to debt modification costs that were incurred in the prior year.

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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million and a termination date of August 20, 2022. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of March 31, 2021, the Company has not drawn against the investment limit. See Note 14: Accounts Receivable Securitization of the Notes to the unaudited interim Condensed Consolidated Financial Statements for further information.

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

The 2018 Credit Agreement bears interest at a variable interest rate that we may select pursuant to the terms of the 2018 Credit Agreement. As of March 31, 2021, the rate is equal to 1-month LIBOR plus 2.75%.
The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 3.2% as of March 31, 2021.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of March 31, 2021, the Company had a total $3.7 billion credit agreement including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of the end of the March 31, 2021 and December 31, 2020.
Debt Refinancing
In January 20, 2020, the Company refinanced the aggregate principal amount of its 2018 First Lien Loan, incurring an additional $11.1 million in debt transaction costs. The 2018 First Lien Loan was refinanced under materially the same terms, except that the applicable margin on the LIBOR for the replacement term loan for Eurodollar Rate Loans is 2.75% as compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.
Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of March 31, 2021 and December 31, 2020.
2020 Senior Secured Notes
On May 22, 2020 the Company issued $650.0 million of 6.75% senior secured notes due 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at 6.75% and mature on May 15, 2028. As of March 31, 2021, the effective interest rate of the 2020 Notes is 6.8%.
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

Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2020 in Part I, Item 1A.

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 in Part I, Item 1A. We believe that these factors include, but are not limited to:
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of March 31, 2021 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

CUSHMAN & WAKEFIELD plc

Date: May 6, 2021
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2021
/s/ Len Texter
Len Texter
Senior Vice President and Global Controller (Principal Accounting Officer)