Form 10-Q
period 2021-06-30
Cushman & Wakefield plc
filed 2021-08-06
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 31, 2021, 223,248,365 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

FORM 10-Q
June 30, 2021

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(in millions, except per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,073.2	$1,074.8
Trade and other receivables, net of allowance of $78.1 million and $70.9 million, as of June 30, 2021 and December 31, 2020, respectively	1,186.6	1,301.6
Income tax receivable	41.0	43.5
Short-term contract assets	274.0	247.6
Prepaid expenses and other current assets	270.8	223.2
Total current assets	2,845.6	2,890.7
Property and equipment, net	207.8	235.9
Goodwill	2,091.7	2,098.0
Intangible assets, net	956.4	991.2
Equity method investments	122.3	114.9
Deferred tax assets	61.0	61.4
Non-current operating lease assets	405.6	438.2
Other non-current assets	565.6	507.6
Total assets	$7,256.0	$7,337.9

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$39.0	$39.7
Accounts payable and accrued expenses	996.6	1,054.4
Accrued compensation	729.7	720.5
Income tax payable	10.3	45.1
Other current liabilities	195.8	205.8
Total current liabilities	1,971.4	2,065.5
Long-term debt	3,225.9	3,235.7
Deferred tax liabilities	114.9	102.2
Non-current operating lease liabilities	383.3	405.6
Other non-current liabilities	393.0	433.3
Total liabilities	6,088.5	6,242.3
Commitments and contingencies (See Note 11 to financial statements)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 223.3 and 222.0 shares issued and outstanding at June 30, 2021 and at December 31, 2020, respectively	22.3	22.2
Additional paid-in capital	2,854.3	2,843.4
Accumulated deficit	(1,492.7)	(1,528.2)
Accumulated other comprehensive loss	(217.3)	(242.7)
Total equity attributable to the Company	1,166.6	1,094.7
Non-controlling interests	0.9	0.9
Total equity	1,167.5	1,095.6
Total liabilities and shareholders' equity	$7,256.0	$7,337.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue	$2,248.3	$1,743.6	$4,172.1	$3,639.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,782.4	1,453.9	3,371.9	3,052.7
Operating, administrative and other	284.2	272.1	565.0	556.1
Depreciation and amortization	42.5	74.6	85.6	146.6
Restructuring, impairment and related charges	14.7	5.8	32.3	31.9
Total costs and expenses	2,123.8	1,806.4	4,054.8	3,787.3
Operating income (loss)	124.5	(62.8)	117.3	(148.3)
Interest expense, net of interest income	(43.8)	(38.8)	(86.2)	(75.3)
Earnings from equity method investments	5.1	1.7	7.5	3.0
Other income (expense), net	10.1	(8.6)	12.1	30.5
Earnings (loss) before income taxes	95.9	(108.5)	50.7	(190.1)
Provision (benefit) from income taxes	43.2	(7.7)	15.2	(34.2)
Net income (loss)	$52.7	$(100.8)	$35.5	$(155.9)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders	$0.24	$(0.46)	$0.16	$(0.71)
Weighted average shares outstanding for basic earnings (loss) per share	223.0	220.4	222.7	220.2

Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.23	$(0.46)	$0.16	$(0.71)
Weighted average shares outstanding for diluted earnings (loss) per share	226.3	220.4	225.1	220.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$52.7	$(100.8)	$35.5	$(155.9)
Other comprehensive income (loss), net of tax:
Designated hedge gains (losses)	1.2	(9.7)	38.1	(99.0)
Defined benefit plan actuarial gains (losses)	(3.2)	—	(3.2)	2.0
Foreign currency translation	2.2	45.1	(9.5)	(21.6)
Total other comprehensive income (loss)	0.2	35.4	25.4	(118.6)
Total comprehensive income (loss)	$52.9	$(65.4)	$60.9	$(274.5)
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2020	220.5	$22.1	$2,821.7	$(1,362.8)	$(167.7)	$(225.1)	$(4.0)	$(396.8)	$1,084.2	$0.2	$1,084.4
Net loss	—	—	—	(100.8)	—	—	—	—	(100.8)	—	(100.8)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	12.8	—	—	—	—	—	12.8	—	12.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.3	—	(2.2)	—	—	—	—	—	(2.2)	—	(2.2)
Foreign currency translation	—	—	—	—	—	45.1	—	45.1	45.1	—	45.1
Unrealized loss on hedging instruments	—	—	—	—	(12.0)	—	—	(12.0)	(12.0)	—	(12.0)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	2.3	—	—	2.3	2.3	—	2.3
Balance as of June 30, 2020	220.8	$22.1	$2,832.3	$(1,463.6)	$(177.4)	$(180.0)	$(4.0)	$(361.4)	$1,029.4	$0.4	$1,029.8

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2021	222.9	$22.3	$2,846.5	$(1,545.4)	$(121.4)	$(81.1)	$(15.0)	$(217.5)	$1,105.9	$0.9	$1,106.8
Net income	—	—	—	52.7	—	—	—	—	52.7	—	52.7
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	10.6	—	—	—	—	—	10.6	—	10.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.4	—	(2.8)	—	—	—	—	—	(2.8)	—	(2.8)
Foreign currency translation	—	—	—	—	—	2.2	—	2.2	2.2	—	2.2
Defined benefit plans actuarial loss	—	—	—	—	—	—	(3.2)	(3.2)	(3.2)	—	(3.2)
Unrealized loss on hedging instruments	—	—	—	—	(8.4)	—	—	(8.4)	(8.4)	—	(8.4)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	9.6	—	—	9.6	9.6	—	9.6
Balance as of June 30, 2021	223.3	$22.3	$2,854.3	$(1,492.7)	$(120.2)	$(78.9)	$(18.2)	$(217.3)	$1,166.6	$0.9	$1,167.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	219.5	$22.0	$2,819.1	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	(155.9)	—	—	—	—	(155.9)	—	(155.9)
Adoption of new credit loss accounting standard (see Note 2)	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	24.5	—	—	—	—	—	24.5	—	24.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.3	0.1	(11.3)	—	—	—	—	—	(11.2)	—	(11.2)
Foreign currency translation	—	—	—	—	—	(21.6)	—	(21.6)	(21.6)	—	(21.6)
Defined benefit plans actuarial gain	—	—	—	—	—	—	2.0	2.0	2.0	—	2.0
Unrealized loss on hedging instruments	—	—	—	—	(97.3)	—	—	(97.3)	(97.3)	—	(97.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(1.7)	—	—	(1.7)	(1.7)	—	(1.7)
Balance as of June 30, 2020	220.8	$22.1	$2,832.3	$(1,463.6)	$(177.4)	$(180.0)	$(4.0)	$(361.4)	$1,029.4	$0.4	$1,029.8

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net income	—	—	—	35.5	—	—	—	—	35.5	—	35.5
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	17.8	—	—	—	—	—	17.8	—	17.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.3	0.1	(6.9)	—	—	—	—	—	(6.8)	—	(6.8)
Foreign currency translation	—	—	—	—	—	(9.5)	—	(9.5)	(9.5)	—	(9.5)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(3.2)	(3.2)	(3.2)	—	(3.2)
Unrealized gain on hedging instruments	—	—	—	—	20.1	—	—	20.1	20.1	—	20.1
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	18.0	—	—	18.0	18.0	—	18.0
Balance as of June 30, 2021	223.3	$22.3	$2,854.3	$(1,492.7)	$(120.2)	$(78.9)	$(18.2)	$(217.3)	$1,166.6	$0.9	$1,167.5
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities
Net income (loss)	$35.5	$(155.9)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	85.6	146.6
Impairment charges	13.8	2.8
Unrealized foreign exchange gain (loss)	3.2	(4.3)
Stock-based compensation	17.8	24.8
Lease amortization	51.0	55.8
Amortization of debt issuance costs	4.7	5.0
Change in deferred taxes	13.7	(43.7)
Provision for loss on receivables and other assets	21.4	17.9
Other non-cash operating activities	(23.8)	(33.1)
Changes in assets and liabilities:
Trade and other receivables	52.4	292.3
Income taxes payable	(29.8)	(19.8)
Short-term contract assets and Prepaid expenses and other current assets	(67.3)	(38.7)
Other non-current assets	(33.1)	(3.6)
Accounts payable and accrued expenses	(7.0)	(133.1)
Accrued compensation	10.6	(367.2)
Other current and non-current liabilities	(61.8)	(45.7)
Net cash provided by (used in) operating activities	86.9	(299.9)
Cash flows from investing activities
Payment for property and equipment	(20.9)	(17.8)
Acquisitions of businesses, net of cash acquired	—	(102.5)
Return of beneficial interest in a securitization	—	(85.0)
Investments in equity securities	(20.6)	(10.6)
Other investing activities, net	—	(7.8)
Net cash used in investing activities	(41.5)	(223.7)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(7.6)	(11.3)
Payment of contingent consideration	(1.2)	(1.4)
Proceeds from senior secured notes	—	650.0
Repayment of borrowings	(13.3)	(6.7)
Debt issuance costs	—	(22.7)
Payment of finance lease liabilities	(6.3)	(6.8)
Other financing activities, net	0.8	1.1
Net cash (used in) provided by financing activities	(27.6)	602.2

Change in cash, cash equivalents and restricted cash	17.8	78.6
Cash, cash equivalents and restricted cash, beginning of the period	1,164.1	872.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2.2)	(8.4)
Cash, cash equivalents and restricted cash, end of the period	$1,179.7	$942.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.
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
Financial Instruments
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323. This ASU discusses that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this guidance in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
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

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Total revenue
Americas	$1,680.2	$1,248.5	35%	$3,105.1	$2,643.3	17%
EMEA	264.1	205.1	29%	488.0	415.1	18%
APAC	304.0	290.0	5%	579.0	580.6	—%
Total revenue	$2,248.3	$1,743.6	29%	$4,172.1	$3,639.0	15%

Adjusted EBITDA
Americas	$157.1	$53.8	192%	$234.9	$117.9	99%
EMEA	31.9	26.1	22%	34.3	22.7	51%
APAC	30.9	38.9	(21)%	50.4	48.5	4%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA - Americas	$157.1	$53.8	$234.9	$117.9
Adjusted EBITDA - EMEA	31.9	26.1	34.3	22.7
Adjusted EBITDA - APAC	30.9	38.9	50.4	48.5
Add/(less):
Depreciation and amortization	(42.5)	(74.6)	(85.6)	(146.6)
Interest expense, net of interest income	(43.8)	(38.8)	(86.2)	(75.3)
(Provision) benefit from income taxes	(43.2)	7.7	(15.2)	34.2
Integration and other costs related to merger	(5.6)	(17.5)	(21.8)	(34.8)
Pre-IPO stock-based compensation	(1.5)	(5.9)	(3.1)	(12.2)
Acquisition related costs and efficiency initiatives	(27.2)	(70.5)	(67.4)	(86.4)
Other	(3.4)	(20.0)	(4.8)	(23.9)
Net income (loss)	$52.7	$(100.8)	$35.5	$(155.9)

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net income or loss attributable to shareholders by the Weighted average shares outstanding. As the Company was in a loss position for the three months ended June 30, 2020, and the six months ended June 30, 2020, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. As a result, the calculation of weighted average shares outstanding is the same for basic and diluted EPS for these periods.
Potentially dilutive securities of approximately 0.4 million for the three months ended June 30, 2020 and 2.5 million for the six months ended June 30, 2020 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive in these periods.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS
Net income (loss)	$52.7	$(100.8)	$35.5	$(155.9)
Weighted average shares outstanding for basic earnings (loss) per share	223.0	220.4	222.7	220.2
Basic earnings (loss) per share attributable to common shareholders	$0.24	$(0.46)	$0.16	$(0.71)
Diluted EPS
Net income (loss)	$52.7	$(100.8)	$35.5	$(155.9)
Weighted average shares outstanding for basic earnings (loss) per share:	223.0	220.4	222.7	220.2
Dilutive effect of restricted stock units	2.1	—	1.4	—
Dilutive effective of stock options	1.2	—	1.0	—
Weighted average shares outstanding for diluted earnings (loss) per share	226.3	220.4	225.1	220.2
Diluted earnings (loss) per common share attributable to shareholders	$0.23	$(0.46)	$0.16	$(0.71)

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

As of June 30, 2021 and December 31, 2020, the Company had contract assets of $274.0 million and $247.6 million and $57.2 million and $38.2 million, which were recorded in Short-term contract assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
As of June 30, 2021 and December 31, 2020, the Company had contract liabilities of $41.5 million and $42.8 million which were recorded in Accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, respectively.

Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended June 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,050.1	$125.1	$207.5	$1,382.7
Leasing	At a point in time	344.7	60.2	52.8	457.7
Capital markets	At a point in time	240.5	33.0	9.6	283.1
Valuation and other	At a point in time or over time	44.9	45.8	34.1	124.8
Total revenue		$1,680.2	$264.1	$304.0	$2,248.3

		Three Months Ended June 30, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$945.8	$102.5	$214.3	$1,262.6
Leasing	At a point in time	193.4	41.5	32.3	267.2
Capital markets	At a point in time	75.9	24.0	13.3	113.2
Valuation and other	At a point in time or over time	33.4	37.1	30.1	100.6
Total revenue		$1,248.5	$205.1	$290.0	$1,743.6

		Six Months Ended June 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,081.0	$239.1	$412.8	$2,732.9
Leasing	At a point in time	567.5	102.8	82.2	752.5
Capital markets	At a point in time	374.3	55.3	20.3	449.9
Valuation and other	At a point in time or over time	82.3	90.8	63.7	236.8
Total revenue		$3,105.1	$488.0	$579.0	$4,172.1

		Six Months Ended June 30, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,912.1	$209.1	$442.6	$2,563.8
Leasing	At a point in time	435.5	82.3	55.1	572.9
Capital markets	At a point in time	223.2	45.6	27.3	296.1
Valuation and other	At a point in time or over time	72.5	78.1	55.6	206.2
Total revenue		$2,643.3	$415.1	$580.6	$3,639.0
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2021 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2020	$1,502.2	$327.3	$268.5	$2,098.0
Effect of movements in exchange rates and other	1.9	(1.0)	(7.2)	(6.3)
Balance as of June 30, 2021	$1,504.1	$326.3	$261.3	$2,091.7
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
There was no impairment of goodwill and other intangible assets for the three and six months ended June 30, 2021 and 2020.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,388.0	(984.0)	404.0
Other intangible assets	2 - 13	17.4	(11.0)	6.4
Total intangible assets		$1,951.4	$(995.0)	$956.4

		As of December 31, 2020
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,390.1	(952.9)	437.2
Other intangible assets	2 - 13	17.4	(9.4)	8.0
Total intangible assets		$1,953.5	$(962.3)	$991.2
Amortization expense was $16.5 million and $45.4 million for the three months ended June 30, 2021 and 2020, respectively and $33.0 million and $87.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

Interest Rate Derivative Instruments
As of June 30, 2021, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of June 30, 2021 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.

The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets and the Statements of Comprehensive Income (Loss) and subsequently reclassifies the change into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2021 and December 31, 2020, there is $120.1 million and $157.0 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Company's 2018 Credit Agreement; refer to Note 8: Long-term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that pre-tax losses of $41.1 million will be reclassified to Interest expense in the unaudited Condensed Consolidated Statements of Operations.

Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair value of these contracts are recorded directly in earnings. There are losses of $0.2 million and gains of $0.6 million for the three months ended June 30, 2021 and 2020, respectively. There are losses of $0.4 million and gains of $0.2 million for the six months ended June 30, 2021 and 2020, respectively. This activity was included in Other income (expense), net, in the unaudited Condensed Consolidated Statements of Operations.

As of June 30, 2021 and December 31, 2020, the Company had 20 and 17 foreign currency exchange forward contracts outstanding, respectively, covering a notional amount of $826.8 million and $611.7 million, respectively. The fair value of forward contracts disclosed above are included in Other current assets and Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company has not posted and does not hold any collateral related to these agreements.

The following table presents the fair value of derivatives as of June 30, 2021 and December 31, 2020 (in millions):

		June 30, 2021		December 31, 2020
	June 30, 2021	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,708.3	$—	$120.6	$—	$163.9
Non-designated:
Foreign currency forward contracts	826.8	2.3	1.1	2.5	1.1
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company does not net derivatives in the unaudited Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended June 30, 2021
Interest rate cash flow hedges	$121.4	$8.4	$(9.6)	$120.2

Three Months Ended June 30, 2020
Interest rate cash flow hedges	$168.3	$12.0	$(2.3)	$178.0
(1) Amount is net of related income tax (benefit) expense of $0.0 million for the three months ended June 30, 2021 and 2020.
(2) Amount is net of related income tax expense of $0.5 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively.
Losses of $9.1 million and $1.6 million were reclassified into earnings during the three months ended June 30, 2021 and 2020, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.

The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Six Months Ended June 30, 2021
Interest rate cash flow hedges	$158.9	$(20.1)	$(18.6)	$120.2

Six Months Ended June 30, 2020
Interest rate cash flow hedges	$79.0	$97.3	$1.7	$178.0
(1) Amount is net of related income tax (benefit) expense of $0.0 million for the six months ended June 30, 2021 and 2020.
(2) Amount is net of related income tax expense of $1.6 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.
Losses of $17.0 million and gains of $3.1 million were reclassified into earnings during the six months ended June 30, 2021 and 2020, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.

Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	June 30, 2021	December 31, 2020
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $29.2 million and $32.5 million, respectively	$2,603.7	$2,613.7
2020 Senior Secured Notes, net of unamortized issuance costs of $9.9 million and $10.6 million, respectively, due 2028	640.1	639.4
Finance lease liability	18.1	19.0
Notes payable to former stockholders	0.3	0.3
Total long-term debt	3,262.2	3,272.4
Less: current portion	(36.3)	(36.7)
Total non-current long-term debt	$3,225.9	$3,235.7
2018 Credit Agreement
On August 21, 2018, the Company entered into a $3.5 billion credit agreement (the "2018 Credit Agreement"), comprised of a $2.7 billion term loan (the "2018 First Lien Loan") and, originally, an $810.0 million revolving facility (the "Revolver"). Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs).

The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2021, the rate is equal to 1-month LIBOR plus 2.75%. The 2018 First Lien Loan matures on August 21, 2025. As of June 30, 2021, the effective interest rate of the 2018 First Lien Loan is 3.2%.

The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.

Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of June 30, 2021, the 2018 Credit Agreement amounted to $3.7 billion including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of June 30, 2021 and December 31, 2020.

2018 First Lien Loan Refinancing
On January 20, 2020, the Company refinanced the aggregate principal amount of its 2018 First Lien Loan, incurring an additional $11.1 million in debt transaction costs. The 2018 First Lien Loan was refinanced under materially the same terms, except that the applicable margin on the LIBOR for the replacement term loan in respect of the Eurodollar Rate Loans is 2.75% compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.

Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.

The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of June 30, 2021 and December 31, 2020.

2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 7.0% as of June 30, 2021.

Note 9: Stock-based Payments
Restricted Stock Units
The following table provides information about the Company’s outstanding restricted stock units ("RSUs") (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2020	4.1	$15.73	1.5	$17.04
Granted	2.8	16.32	1.0	16.28
Vested	(1.5)	14.47	—	—
Forfeited	(0.1)	17.03	(0.0)	18.78
Unvested as of June 30, 2021	5.3	$16.52	2.5	$16.72
The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Unrecognized at June 30, 2021
	2021	2020	2021	2020
Time-Based RSUs	$8.4	$11.4	$14.4	$22.2	$73.5
Performance-Based RSUs	2.5	1.3	3.7	2.1	19.7
Co-Investment RSUs	—	—	—	0.1	—
Total RSU stock-based compensation cost	$10.9	$12.7	$18.1	$24.4	$93.2

Note 10: Restructuring
In February 2020, the Company announced operating efficiency initiatives primarily consisting of severance and employment-related costs due to reductions in headcount, which were completed in 2020. The Company expects to incur $25.0 million to $35.0 million of incremental charges in 2021 related to expanding these operating efficiency initiatives. The Company recognized restructuring charges of $7.6 million and $16.1 million during the three and six months ended June 30, 2021, respectively, and $5.9 million and $29.2 million during the three and six months ended June 30, 2020, respectively, for these operating efficiency initiatives.

All charges were classified as Restructuring, impairment and related charges in the unaudited Condensed Consolidated Statements of Operations.
The following tables detail the Company’s severance and employment-related restructuring activity (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total

Balance as of December 31, 2020	$10.0	$0.8	$10.8
Restructuring Charges:
Americas	4.1	4.9	9.0
EMEA	6.6	—	6.6
APAC	0.5	—	0.5
Total Restructuring Charges	11.2	4.9	16.1
Payments:
Americas	(5.1)	(0.8)	(5.9)
EMEA	(8.8)	—	(8.8)
APAC	(0.6)	—	(0.6)
Total Payments	(14.5)	(0.8)	(15.3)
Other Adjustments(1):
Americas	—	(4.9)	(4.9)
Total Other Adjustments	—	(4.9)	(4.9)
Balance as of June 30, 2021	$6.7	$—	$6.7
(1) Other adjustments consist of amortization of certain employment contracts over the required service period.

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total

Balance as of December 31, 2019	$1.2	$—	$1.2
Restructuring Charges:
Americas	13.8	7.1	20.9
EMEA	7.3	—	7.3
APAC	1.0	—	1.0
Total Restructuring Charges	22.1	7.1	29.2
Payments:
Americas	(10.9)	(6.9)	(17.8)
EMEA	(5.0)	—	(5.0)
APAC	(1.0)	—	(1.0)
Total Payments	(16.9)	(6.9)	(23.8)
Balance as of June 30, 2020	$6.4	$0.2	$6.6

As of June 30, 2021, $6.7 million was recorded as Other current liabilities within the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2020, $8.3 million and $2.5 million were recorded as Other current liabilities and Other non-current liabilities, respectively, within the Consolidated Balance Sheet.

Note 11: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 7.0 years and maximum potential future payments of $49.3 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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

Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, contingent liabilities recorded within Other current liabilities were $105.6 million and $91.7 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $22.1 million and $21.0 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At June 30, 2021 and December 31, 2020, E&O and other claims were $46.9 million and $39.5 million, respectively, and workers’ compensation liabilities were $80.8 million and $73.2 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.

The Company had insurance recoverable balances for E&O claims as of June 30, 2021 and December 31, 2020 totaling $8.1 million and $4.6 million, respectively.

Note 12: Related Party Transactions
As of June 30, 2021 and December 31, 2020, the Company had receivables from affiliates of $40.7 million and $34.4 million and $201.4 million and $187.8 million that are included in Other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
There were no transfers in or out of Level 1, Level 2 or Level 3 assets or liabilities for the three and six months ended June 30, 2021 and 2020.

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
The estimated fair value of external debt was $3.3 billion and $3.3 billion as of June 30, 2021 and December 31, 2020, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $3.3 billion as of June 30, 2021 and December 31, 2020, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Investments in Real Estate Ventures
The Company directly invests in early stage proptech companies and real estate venture capital funds. The Company reports these investments at cost, less impairment charges, and adjust to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer. The Company increases or decreases our investment each reporting period by the change in the fair value and the Company reports these fair value adjustments in Other income (expense), net, in the unaudited Condensed Consolidated Statements of Operations.
Investments in early stage proptech companies are typically fair valued as a result of pricing observed in subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of June 30, 2021 and December 31, 2020, investments in early stage proptech companies had a fair value of approximately $18.3 million and $1.8 million, respectively.
Investments in real estate venture capital funds are fair valued using the NAV per share (or its equivalent) our investees provide. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of June 30, 2021 and December 31, 2020, investments in real estate venture capital funds had a fair value of approximately $42.9 million and $33.6 million, respectively.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in millions):

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$334.1	$334.1	$—	$—
Deferred compensation plan assets	47.4	47.4	—	—
Foreign currency forward contracts	2.3	—	2.3	—
Deferred purchase price receivable	153.2	—	—	153.2
Total	$537.0	$381.5	$2.3	$153.2
Liabilities
Deferred compensation plan liabilities	$46.8	$46.8	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	120.6	—	120.6	—
Earn-out liabilities	19.8	—	—	19.8
Total	$188.3	$46.8	$121.7	$19.8

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$483.2	$483.2	$—	$—
Deferred compensation plan assets	49.5	49.5	—	—
Foreign currency forward contracts	2.5	—	2.5	—
Deferred purchase price receivable	166.3	—	—	166.3
Total	$701.5	$532.7	$2.5	$166.3
Liabilities
Deferred compensation plan liabilities	$48.5	$48.5	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	163.9	—	163.9	—
Earn-out liabilities	21.0	—	—	21.0
Total	$234.5	$48.5	$165.0	$21.0
Deferred Compensation Plans
The Company provided deferred compensation plans to certain U.S. employees whereby the employee could defer a portion of employee compensation, which the Company would hold in trust, enabling the employees to defer tax on compensation until payment is made to them from the trust. These plans are frozen. The employees continue to be at risk for any investment fluctuations of the funds held in trust.
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
The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2021	2020
Balance as of January 1,	$21.0	$24.6
Purchases/additions	—	2.7
Net change in fair value and other adjustments	(0.4)	0.6
Payments	(0.8)	(3.4)
Balance as of June 30,	$19.8	$24.5

Balance as of April 1,	$20.3	$26.6
Purchases/additions	—	—
Net change in fair value and other adjustments	0.3	1.2
Payments	(0.8)	(3.3)
Balance as of June 30,	$19.8	$24.5

Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million. The termination date was extended to August 20, 2022 in December 2019. Under the A/R Securitization, the Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (“the Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of June 30, 2021 and December 31, 2020 the Company had no outstanding balance drawn on the investment limit.
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
This program allows the Company to receive a cash payment and with a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the six months ended June 30, 2021 and 2020, receivables sold under the A/R securitization were $627.6 million and $555.1 million, respectively, and cash collections from customers on receivables sold were $639.4 million and $573.3 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited Condensed Consolidated Statement of Cash Flows. As of June 30, 2021 and December 31, 2020, the outstanding principal on receivables sold under the A/R Securitization were $167.6 million and $179.4 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of June 30, 2021 and December 31, 2020.
The Company did not recognize any material income or loss related to receivables sold for the three and six months ended June 30, 2021 and 2020. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, The Company incurred program costs of $0.6 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively, which were included in Operating, administrative and other expenses in the unaudited Condensed Consolidated Statement of Operations.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the sum of such amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents, beginning of period	$1,074.8	$813.2
Restricted cash recorded in Other current assets, beginning of period	89.3	59.1
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$1,164.1	$872.3

Cash and cash equivalents, end of period	$1,073.2	$875.5
Restricted cash recorded in Other current assets, end of period	106.5	67.0
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$1,179.7	$942.5

Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid for:
Interest	$83.1	$53.0
Income taxes	14.9	28.0
Operating leases	73.3	75.8
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	5.4	2.5
Deferred and contingent acquisition payment obligations	—	31.5
Increase (decrease) in beneficial interest in a securitization	(13.1)	6.9
Right of use assets acquired through operating leases	44.6	22.6

Note 16: Subsequent Events
The Company has evaluated subsequent events through August 5, 2021, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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
As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.

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

Impact of COVID-19
The emergence and proliferation of a novel coronavirus (COVID-19) around the world, and particularly in the United States, Europe and China, continues to present risks to the Company. In response to the outbreak, many countries reacted by instituting quarantine measures, mandating business and school closure and restricting travel, all of which have had an adverse effect on the Company's operations. While restrictions in some areas have been lifted or relaxed, precautions and procedures remain in place in many countries, which could continue to impact the Company’s operations for an uncertain period of time. In addition, some locations have experienced, or may in the future experience, resurgences in COVID-19 cases. The magnitude and duration of any further impacts on the Company will depend on when and to what extent current and remaining restrictions are lifted, vaccines are distributed and economic conditions improve. In response to the global pandemic, in 2020, the Company created a COVID-19 executive task force that has implemented business continuity plans and has taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures. This executive task force is comprised of representatives from every part of our business, including Health, Safety, Security & Environment experts. The task force has authority to make timely, informed decisions relating to our business continuity planning and actions. As a result of these actions, the Company has not experienced significant disruptions to date in its operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic. For the first half of the 2021, the Company has seen encouraging recovery in the economy, particularly in the United States, which has resulted in increased revenue across all segments and service lines, especially in the Americas, compared to 2020.

Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $2.1 billion as of June 30, 2021, comprising of cash on hand of $1.1 billion and an undrawn revolving credit facility of $1.0 billion.

The Company continues to monitor the circumstances and may take actions that could affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders. The circumstances surrounding COVID-19 at a global level remain fluid, and the potential for an adverse impact on the Company will continue as the virus continues to impact the level of economic activity in the United States and in other countries.

Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2020 included in the Company's 2020 Annual Report on Form 10-K. There have been no material changes to these policies as of June 30, 2021.
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
Financial Instruments
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323. This ASU discusses that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this guidance in the first quarter of 2021 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity; changes in interest rates; the impact of tax and regulatory policies; changes in employment rates; level of commercial construction spending; the cost and availability of credit; the impact of the COVID-19 global pandemic or other pandemics; and the geopolitical environment.
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
iii.Local currency; and
iv.Net debt.
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
Net debt: Net debt is used as a measure of our liquidity and is calculated as total debt minus cash and cash equivalents.

Results of Operations
The following table sets forth items derived from our unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$769.8	$693.3	11%	7%	$1,537.9	$1,425.4	8%	5%
Leasing	453.5	263.5	72%	67%	745.2	565.3	32%	29%
Capital markets	282.2	112.8	150%	141%	448.6	294.9	52%	48%
Valuation and other	124.2	100.1	24%	16%	235.6	204.5	15%	9%
Total service line fee revenue(1)	1,629.7	1,169.7	39%	34%	2,967.3	2,490.1	19%	16%
Gross contract reimbursables(2)	618.6	573.9	8%	5%	1,204.8	1,148.9	5%	2%
Total revenue	$2,248.3	$1,743.6	29%	25%	$4,172.1	$3,639.0	15%	11%

Costs and expenses:
Cost of services provided to clients	$1,163.8	$880.0	32%	28%	$2,167.1	$1,903.8	14%	11%
Cost of gross contract reimbursables	618.6	573.9	8%	5%	1,204.8	1,148.9	5%	2%
Total costs of services	1,782.4	1,453.9	23%	19%	3,371.9	3,052.7	10%	7%
Operating, administrative and other	284.2	272.1	4%	2%	565.0	556.1	2%	(1)%
Depreciation and amortization	42.5	74.6	(43)%	(44)%	85.6	146.6	(42)%	(43)%
Restructuring, impairment and related charges	14.7	5.8	153%	142%	32.3	31.9	1%	(1)%
Total costs and expenses	2,123.8	1,806.4	18%	14%	4,054.8	3,787.3	7%	4%
Operating income (loss)	124.5	(62.8)	298%	299%	117.3	(148.3)	179%	179%
Interest expense, net of interest income	(43.8)	(38.8)	13%	10%	(86.2)	(75.3)	14%	12%
Earnings from equity method investments	5.1	1.7	200%	177%	7.5	3.0	150%	128%
Other income (expense), net	10.1	(8.6)	217%	224%	12.1	30.5	(60)%	(50)%
Earnings (loss) before income taxes	95.9	(108.5)	188%	187%	50.7	(190.1)	127%	125%
Provision (benefit) from income taxes	43.2	(7.7)	661%	675%	15.2	(34.2)	144%	148%
Net income (loss)	$52.7	$(100.8)	152%	149%	$35.5	$(155.9)	123%	120%

Adjusted EBITDA	$219.9	$118.8	85%	76%	$319.6	$189.1	69%	62%
Adjusted EBITDA margin(3)	13.5%	10.2%			10.8%	7.6%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$52.7	$(100.8)	$35.5	$(155.9)
Add/(less):
Depreciation and amortization(1)	42.5	74.6	85.6	146.6
Interest expense, net of interest income	43.8	38.8	86.2	75.3
Provision (benefit) from income taxes	43.2	(7.7)	15.2	(34.2)
Integration and other costs related to merger(2)	5.6	17.5	21.8	34.8
Pre-IPO stock-based compensation(3)	1.5	5.9	3.1	12.2
Acquisition related costs and efficiency initiatives(4)	27.2	70.5	67.4	86.4
Other(5)	3.4	20.0	4.8	23.9
Adjusted EBITDA	$219.9	$118.8	$319.6	$189.1
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $20.6 million and $50.5 million for the three months ended June 30, 2021 and 2020 and $41.4 million and $98.5 million for the six months ended June 30, 2021 and 2020, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in 2020 and 2021 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other principally reflects $1.4 million and $2.4 million, respectively, for COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office for the three and six months ended June 30, 2021 and other items including accounts receivable securitization.
Below is a summary of Total costs and expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas Fee-based operating expenses	$1,002.3	$733.4	$1,856.5	$1,594.6
EMEA Fee-based operating expenses	199.2	159.6	391.5	351.7
APAC Fee-based operating expenses	217.4	162.9	413.5	363.1
Cost of gross contract reimbursables	618.6	573.9	1,204.8	1,148.9
Segment operating expenses:	2,037.5	1,629.8	3,866.3	3,458.3
Depreciation and amortization(1)	42.5	74.6	85.6	146.6
Integration and other costs related to merger(2)	5.6	17.5	21.8	34.8
Pre-IPO stock-based compensation(3)	1.5	5.9	3.1	12.2
Acquisition related costs and efficiency initiatives(4)	33.3	58.6	73.2	111.5
Other(5)	3.4	20.0	4.8	23.9
Total costs and expenses	$2,123.8	$1,806.4	$4,054.8	$3,787.3
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $20.6 million and $50.5 million for the three months ended June 30, 2021 and 2020 and $41.4 million and $98.5 million for the six months ended June 30, 2021 and 2020, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 for additional information.
(4) Acquisition related costs and efficiency initiatives, reflect costs incurred to implement operating efficiency initiatives in 2020 and 2021 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other principally reflects $1.4 million and $2.4 million, respectively, for COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office for the three and six months ended June 30, 2021 and other items including accounts receivable securitization.

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Revenue
Revenue was $2.2 billion, an increase of $504.7 million versus the three months ended June 30, 2020. Revenue growth in Leasing and Capital markets of $190.0 million and $169.4 million, respectively, reflects the recovery of brokerage activity, particularly in the Americas. Revenue growth in Property, facilities and project management, Gross contract reimbursables and Valuation and other of $76.5 million, $44.7 million and $24.1 million, respectively, reflects owners and occupiers' reliance and confidence in the Company’s industry leading capabilities and thought leadership during this recovery, in regards to return to work best practices and work space requirements along with continued demand for enhanced cleaning and facility services to ensure buildings are safe for tenants.

Cost of services
Cost of services of $1.8 billion increased $328.5 million or 23%. Cost of services provided to clients increased principally due to higher variable costs including commissions, annual bonus for non-fee earners and direct labor, as well as compensation costs. This increase was partially offset by operating efficiency initiatives and cost savings actions. Cost of Gross contract reimbursables increased 8% driven by growth in our Property, facilities and project management service line.

Operating, administrative and other
Operating, administrative and other of $284.2 million increased by $12.1 million principally due to higher annual bonus expense for non-fee earners. This increase was partially offset by operating efficiency initiatives and cost savings actions. Overall, as a percentage of total revenue, operating, administrative and other costs was 13% for the second quarter of 2021 as compared to 16% for the second quarter of 2020.

Depreciation and amortization
Depreciation and amortization was $42.5 million, a decrease of $32.1 million. The decrease primarily reflects the complete amortization of certain merger related customer relationships that occurred in the third quarter of 2020.

Restructuring, impairment and related charges
Restructuring, impairment and related charges were $14.7 million, an increase of $8.9 million, primarily due to actions taken in connection with the Company's strategic realignment of the business principally including severance and employment-related charges.

Interest expense, net
Net interest expense was $43.8 million, an increase of $5.0 million. This increase was principally attributed to the incremental interest incurred as a result of the issuance of 2020 senior secured notes in the second quarter of 2020.

Other income, net
Other income was $10.1 million, an increase of $18.7 million. This increase is principally due to losses incurred in the prior year from the disposal of holding companies in connection with the Company's strategic realignment of the business and the current year mark-to-market gain on investments in real estate ventures.

Provision for income taxes
The Company's income tax provision for the three months ended June 30, 2021 was an expense of $43.2 million on the income before taxes of $95.9 million. For the three months ended June 30, 2020, the Company's income tax provision was a benefit of $7.7 million on losses before taxes of $108.5 million. The Company's estimated effective tax rate was higher in the three months ended June 30, 2021 compared to the same period last year primarily due to a change in jurisdictional mix of earnings in 2021 resulting in a greater expense.

Net income and Adjusted EBITDA
Net income of $52.7 million principally reflects the impact of the significant increase in brokerage activity, as Leasing and Capital markets fee revenue increased 67% and 141% on a local currency basis, respectively. Revenue in Property, facilities and project management and Valuation and other also increased 7% and 16% on a local currency basis, respectively.

Adjusted EBITDA of $219.9 million increased by $101.1 million or 76%, on a local currency basis, primarily due to the impact of revenue growth in all service lines, particularly Leasing and Capital markets, and savings generated by cost reduction actions and operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue, of 13.5% for the three months ended June 30, 2021, expanded 335 basis points as compared to 10.2% in the three months ended June 30, 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Revenue
Revenue was $4.2 billion, an increase of $533.1 million versus the six months ended June 30, 2020. Revenue growth in Leasing and Capital markets of $179.9 million and $153.7 million, respectively, reflects the recovery of brokerage activity, particularly in the Americas. Revenue growth in Property, facilities and project management, Gross contract reimbursables and Valuation and other of $112.5 million, $55.9 million, and $31.1 million, respectively, reflects owners and occupiers' reliance and confidence in the Company’s industry leading capabilities and thought leadership during this recovery, in regards to return to work best practices and work space requirements along with continued demand for enhanced cleaning and facility services to ensure buildings are safe for tenants.

Cost of services
Cost of services of $3.4 billion increased $319.2 million or 10%. Cost of services provided to clients increased principally due to higher variable costs including commissions, annual bonus for non-fee earners and direct labor, as well as higher compensation costs. This increase was partially offset by operating efficiency initiatives and cost savings actions. Cost of Gross contract reimbursables increased 5% driven by growth in our Property, facilities and project management service line.

Operating, administrative and other
Operating, administrative and other of $565.0 million increased by $8.9 million principally due to higher annual bonus for non-fee earners. This increase was partially offset by operating efficiency initiatives and cost savings actions. Overall, as a percentage of total revenue, operating, administrative and other costs was 14% for the first half of 2021 as compared to 15% for the first half of 2020.

Depreciation and amortization
Depreciation and amortization was $85.6 million, a decrease of $61.0 million. The decrease primarily reflects the complete amortization of certain merger related customer relationships that occurred in the third quarter of 2020.

Restructuring, impairment and related charges
Restructuring, impairment and related charges were $32.3 million, an increase of $0.4 million. The increase was primarily due to actions taken in connection with the Company's strategic realignment of the business principally including severance and employment-related charges.

Interest expense, net
Net interest expense was $86.2 million, an increase of $10.9 million. This increase was principally attributed to the incremental interest incurred as a result of the issuance of 2020 senior secured notes in the second quarter of 2020.

Other income, net
Other income was $12.1 million, a decrease of $18.4 million. This decline reflects the $36.9 million gain recognized last year as a result of the formation of the Cushman & Wakefield Vanke Service joint venture in China, partially offset by prior year losses incurred from the disposal of holding companies in connection with the Company's strategic realignment of the business and the current year mark-to-market gain on investments in real estate ventures.

Provision for income taxes
The Company's income tax provision for the first six months of 2021 was an expense of $15.2 million on income before taxes of $50.7 million. For the first six months of 2020, the Company's income tax provision was a benefit of $34.2 million on losses before taxes of $190.1 million. The Company's effective tax rate was higher in the six months ended June 30, 2021 compared to the same period last year primarily due to benefit recorded in 2020 for the release of valuation allowance related to tax attributes as a result of the U.S. CARES Act.

Net income and Adjusted EBITDA
Net income of $35.5 million principally reflects the improvement of brokerage activity as Leasing and Capital markets fee revenue increased 29% and 48% on a local currency basis, respectively. Revenue in Property, facilities and project management and Valuation and other also increased by 5% and 9%, respectively.

Adjusted EBITDA of $319.6 million increased by $130.5 million or 62%, on a local currency basis, primarily due to the impact of revenue growth in all service lines, particularly Leasing and Capital markets, and savings generated by cost reduction actions and operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue, of 10.8% for the six months ended June 30, 2021, expanded 320 basis points as compared to 7.6% in the six months ended June 30, 2020.

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

For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflect revenue paid by clients which have substantially no margin. Our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to merger, pre-IPO stock-based compensation, and other items.

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$533.0	$487.1	9%	9%	$1,073.8	$988.9	9%	8%
Leasing	341.0	189.9	80%	78%	560.7	428.0	31%	30%
Capital markets	239.6	75.5	217%	215%	373.0	222.0	68%	67%
Valuation and other	44.6	33.4	34%	32%	81.9	72.2	13%	13%
Total service line fee revenue(1)	1,158.2	785.9	47%	46%	2,089.4	1,711.1	22%	22%
Gross contract reimbursables(2)	522.0	462.6	13%	13%	1,015.7	932.2	9%	9%
Total revenue	$1,680.2	$1,248.5	35%	34%	$3,105.1	$2,643.3	17%	17%

Costs and expenses:
Americas Fee-based operating expenses	$1,002.3	$733.4	37%	36%	$1,856.5	$1,594.6	16%	16%
Cost of gross contract reimbursables	522.0	462.6	13%	13%	1,015.7	932.2	9%	9%
Segment operating expenses	$1,524.3	$1,196.0	27%	27%	$2,872.2	$2,526.8	14%	13%

Adjusted EBITDA	$157.1	$53.8	192%	192%	$234.9	$117.9	99%	98%
Adjusted EBITDA margin(3)	13.6%	6.8%			11.2%	6.9%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue
Three months ended June 30, 2021 compared to three months ended June 30, 2020

Americas revenue was $1.7 billion, an increase of $431.7 million or 35%. Revenue across all service lines increased, led by growth in Leasing of 78% and Capital markets of 215% on a local currency basis.

Fee-based operating expenses of $1.0 billion were up 36% on a local currency basis principally driven by higher variable costs including commissions, direct labor and compensation associated with service line fee revenue growth. Americas Fee-based operating expenses as a percentage of service line fee revenue was 87% and 93% for the three months ended June 30, 2021 and 2020, respectively. This decline is principally due to the savings generated from the Company's operating efficiency initiatives and cost savings actions.

Adjusted EBITDA was $157.1 million, an increase of $103.3 million or 192% on a local currency basis, primarily reflects the impact of revenue growth in all service lines, particularly Leasing and Capital markets and savings generated from operating efficiencies and cost savings actions.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Americas revenue was $3.1 billion, an increase of $461.8 million or 17%. Revenue across all services lines increased, led by growth in Leasing of 30% and Capital markets of 67% on a local currency basis.

Fee-based operating expenses of $1.9 billion were up 16% on a local currency basis principally driven by higher variable costs including commissions, direct labor and compensation associated with service line fee revenue growth. Americas Fee-based operating expenses as a percentage of service line fee revenue was 89% and 93% for the six months ended June 30, 2021 and 2020, respectively. This decline is principally due to the savings generated from the Company's operating efficiency initiatives and cost savings actions.

Adjusted EBITDA was $234.9 million, an increase of $117.0 million or 98% on a local currency basis, primarily reflects the impact of revenue growth in all service lines, particularly Leasing and Capital markets and savings generated from operating efficiencies and cost savings actions.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$91.4	$82.9	10%	—%	$175.1	$167.8	4%	(4)%
Leasing	59.7	41.4	44%	32%	102.3	82.2	24%	14%
Capital markets	33.0	24.0	38%	24%	55.3	45.6	21%	10%
Valuation and other	45.4	36.6	24%	12%	89.9	76.8	17%	7%
Total service line fee revenue(1)	229.5	184.9	24%	13%	422.6	372.4	13%	4%
Gross contract reimbursables(2)	34.6	20.2	71%	56%	65.4	42.7	53%	42%
Total revenue	$264.1	$205.1	29%	17%	$488.0	$415.1	18%	8%

Costs and expenses:
EMEA Fee-based operating expenses	$199.2	$159.6	25%	13%	$391.5	$351.7	11%	2%
Cost of gross contract reimbursables	34.6	20.2	71%	56%	65.4	42.7	53%	42%
Segment operating expenses	$233.8	$179.8	30%	18%	$456.9	$394.4	16%	6%

Adjusted EBITDA	$31.9	$26.1	22%	10%	$34.3	$22.7	51%	32%
Adjusted EBITDA margin(3)	13.9%	14.1%			8.1%	6.1%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended June 30, 2021 compared to three months ended June 30, 2020

EMEA revenue was $264.1 million, an increase of $59.0 million or 29%. Setting aside the favorable impact of foreign currency of $21.1 million or 10%, EMEA revenue grew by 17% on a local currency basis. This growth was principally driven by Leasing and Capital markets, which increased 32% and 24%, respectively, on a local currency basis.

Fee-based operating expenses of $199.2 million were up 13% on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service line fee revenue growth. This increase was partially offset by savings generated from the Company's operating efficiency initiatives and cost savings actions.

Adjusted EBITDA of $31.9 million increased $5.8 million or 10% on a local currency basis, principally reflects the impact of revenue growth in Leasing and Capital markets and savings generated from operating efficiency initiatives and cost savings actions.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

EMEA revenue was $488.0 million, an increase of $72.9 million or 18%. Setting aside the favorable impact of foreign currency of $38.2 million or 9%, EMEA revenue grew by 8% on a local currency basis. This growth was principally driven by Leasing and Capital markets, which increased 14% and 10%, respectively, on a local currency basis.

Fee-based operating expenses of $391.5 million were up 2% on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service line fee revenue growth. This increase was partially offset by savings generated from the Company's operating efficiency initiatives and cost savings actions.

Adjusted EBITDA of $34.3 million increased $11.6 million or 32% on a local currency basis, principally reflects the impact of revenue growth in Leasing and Capital markets and savings generated from operating efficiency initiatives and cost savings actions.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$145.4	$123.3	18%	7%	$289.0	$268.7	8%	(2)%
Leasing	52.8	32.2	64%	51%	82.2	55.1	49%	38%
Capital markets	9.6	13.3	(28)%	(32)%	20.3	27.3	(26)%	(29)%
Valuation and other	34.2	30.1	14%	5%	63.8	55.5	15%	7%
Total service line fee revenue(1)	242.0	198.9	22%	11%	455.3	406.6	12%	3%
Gross contract reimbursables(2)	62.0	91.1	(32)%	(40)%	123.7	174.0	(29)%	(37)%
Total revenue	$304.0	$290.0	5%	(5)%	$579.0	$580.6	—%	(9)%

Costs and expenses:
APAC Fee-based operating expenses	$217.4	$162.9	33%	22%	$413.5	$363.1	14%	5%
Cost of gross contract reimbursables	62.0	91.1	(32)%	(40)%	123.7	174.0	(29)%	(37)%
Segment operating expenses	$279.4	$254.0	10%	(1)%	$537.2	$537.1	—%	(9)%

Adjusted EBITDA	$30.9	$38.9	(21)%	(27)%	$50.4	$48.5	4%	(5)%
Adjusted EBITDA margin(3)	12.8%	19.6%			11.1%	11.9%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended June 30, 2021 compared to three months ended June 30, 2020

APAC revenue was $304.0 million, an increase of $14.0 million. Setting aside the favorable impact of foreign currency of $31.5 million or 11%, APAC revenue declined 5% on a local currency basis. Leasing, Property, facilities, and project management and Valuation and other growth of 51%, 7% and 5%, respectively, on a local currency basis, was more than offset by Gross contract reimbursables and Capital markets declines of 40% and 32%, respectively, on a local currency basis.

Fee-based operating expenses of $217.4 million were up 22% on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service fee line revenue growth in Leasing, Property, facilities, and project management and Valuation and other as well as the absence of grants and subsidies received from governmental relief programs in 2020. This increase was partially offset by savings generated from the Company's operating efficiency initiatives and cost savings actions.

Adjusted EBITDA of $30.9 million decreased $8.0 million or 27% on a local currency basis. Revenue growth in Leasing, Property, facilities, and project management and Valuation and other and savings generated from operating efficiencies and cost savings actions were more than offset by the absence of grants and subsidiaries from governmental relief programs received in the prior year.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

APAC revenue was $579.0 million, a decrease of $1.6 million. Setting aside the favorable impact of foreign currency of $58.1 million or 10%, APAC revenue declined 9% on a local currency basis. Leasing and Valuation and other growth of 38% and 7% respectively, on a local currency basis, was more than offset by Gross contract reimbursables and Capital markets declines of 37% and 29% respectively, on a local currency basis.

Fee-based operating expenses of $413.5 million were up 5% on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service fee line revenue growth in Leasing and Valuation and other as well as the absence of grants and subsidies received from governmental relief programs in 2020. This increase was partially offset by savings generated from the Company's operating efficiency initiatives and cost savings actions.

Adjusted EBITDA of $50.4 million increased $1.9 million but declined 5% on a local currency basis. Revenue growth in Leasing and Valuation and other and savings generated from operating efficiencies and cost savings actions more than offset the absence of grants and subsidiaries from governmental relief programs received in the prior year.

Liquidity and Capital Resources
We believe that we have sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility, despite the ongoing uncertainty that persists related to the COVID-19 pandemic. We continually evaluate opportunities to obtain, retire, or restructure credit facilities or financing arrangements for strategic reasons or obtain additional financing to fund investments, operations and obligations, as we have done in the past, to further strengthen our financial position.
As of June 30, 2021, the Company had $2.1 billion of liquidity, consisting of cash on hand of $1.1 billion and an undrawn revolving credit facility of $1.0 billion.
The Company's outstanding 2018 First Lien Loan and 2020 Notes were $2.6 billion and $640.1 million, respectively as of June 30, 2021, which net of cash on hand, provided for a net debt position of approximately $2.2 billion. The decrease in net debt of approximately $7.7 million from December 31, 2020 was primarily driven by cash provided from operating activities and ongoing debt repayments partially offset by annual bonus payments and the Company’s strategic realignment and operating efficiency initiatives.

Historical Cash Flows

Cash Flow Summary
	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$86.9	$(299.9)
Net cash used in investing activities	(41.5)	(223.7)
Net cash (used in) provided by financing activities	(27.6)	602.2
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2.2)	(8.4)
Total change in cash, cash equivalents and restricted cash	$15.6	$70.2

Operating Activities
The Company generated $86.9 million of cash from operating activities for the six months ended June 30, 2021, an increase of $386.8 million compared to the six months ended June 30, 2020. The increase in operating cash flow reflects higher net income of $191.4 million and lower net working capital used for operations of $179.9 million. The decline in net working capital used for operations principally reflects lower annual bonus for non-fee earners and commission payments this year compared to the first six months of 2020.

Investing Activities
The Company used $41.5 million of cash for investing activities for the six months ended June 30, 2021, a decrease of $182.2 million from the prior year, which was principally driven by lower spending on acquisitions and the repayment of $85.0 million under the Company's A/R Securitization in the second quarter of 2020.

Financing Activities
The Company used $27.6 million of cash for financing activities for the six months ended June 30, 2021, a change of $629.8 million from the prior year, primarily driven by net proceeds generated from the issuance of the 2020 Notes.

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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million and a termination date of August 20, 2022. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of June 30, 2021, the Company has not drawn against the investment limit. See Note 14: Accounts Receivable Securitization of the Notes to the unaudited interim Condensed Consolidated Financial Statements for further information.

Indebtedness
We have incurred debt to finance the acquisitions of DTZ, Cassidy Turley and C&W Group, Inc. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness.
2018 Credit Agreement
On August 21, 2018, we entered into a $3.5 billion credit agreement, originally comprised of a $2.7 billion term loan and an $810.0 million revolving facility. Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs).
The 2018 Credit Agreement bears interest at a variable interest rate that we may select pursuant to the terms of the 2018 Credit Agreement. As of June 30, 2021, the rate is equal to 1-month LIBOR plus 2.75%.
The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 3.2% as of June 30, 2021.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of June 30, 2021, the 2018 Credit Agreement amounted to $3.7 billion including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of the end of the June 30, 2021 and December 31, 2020.

2018 First Lien Loan Refinancing
In January 20, 2020, the Company refinanced the aggregate principal amount of its 2018 First Lien Loan, incurring an additional $11.1 million in debt transaction costs. The 2018 First Lien Loan was refinanced under materially the same terms, except that the applicable margin on the LIBOR for the replacement term loan for Eurodollar Rate Loans is 2.75% compared to 3.25%, and for the Base Rate Loans is 1.75% compared to 2.25%.
Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the First Lien Net Leverage Ratio is tested for compliance not to exceed 5.80 to 1.00.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of June 30, 2021 and December 31, 2020.
2020 Senior Secured Notes
On May 22, 2020 the Company issued $650.0 million of 6.75% senior secured notes due 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at 6.75% and mature on May 15, 2028. As of June 30, 2021, the effective interest rate of the 2020 Notes is 7.0%.
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
•the operating and financial restrictions that our 2018 Credit Agreement and the indenture governing the 2020 Notes impose on us and the possibility that in an event of default all of our borrowings may become immediately payable;
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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of June 30, 2021 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Association of Cushman & Wakefield plc, dated May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2021)
10.1
Amended and Restated Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan, effective May 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2021)

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

Date: August 5, 2021
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021
/s/ Len Texter
Len Texter
Senior Vice President and Global Controller (Principal Accounting Officer)