Form 10-Q
period 2021-09-30
Cushman & Wakefield plc
filed 2021-11-05
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 31, 2021, 223,469,321 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

FORM 10-Q
September 30, 2021

Part I. Financial Information
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(in millions, except per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,188.5	$1,074.8
Trade and other receivables, net of allowance of $77.7 million and $70.9 million, as of September 30, 2021 and December 31, 2020, respectively	1,284.8	1,301.6
Income tax receivable	39.7	43.5
Short-term contract assets	294.6	247.6
Prepaid expenses and other current assets	268.6	223.2
Total current assets	3,076.2	2,890.7
Property and equipment, net	194.0	235.9
Goodwill	2,076.0	2,098.0
Intangible assets, net	937.4	991.2
Equity method investments	125.1	114.9
Deferred tax assets	60.3	61.4
Non-current operating lease assets	434.7	438.2
Other non-current assets	572.6	507.6
Total assets	$7,476.3	$7,337.9

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$41.3	$39.7
Accounts payable and accrued expenses	1,042.6	1,054.4
Accrued compensation	810.9	720.5
Income tax payable	45.1	45.1
Other current liabilities	192.4	205.8
Total current liabilities	2,132.3	2,065.5
Long-term debt	3,223.0	3,235.7
Deferred tax liabilities	89.9	102.2
Non-current operating lease liabilities	411.6	405.6
Other non-current liabilities	382.9	433.3
Total liabilities	6,239.7	6,242.3
Commitments and contingencies (See Note 11 to financial statements)
Shareholders' Equity:
Ordinary shares, nominal value $0.10 per share, 223.4 and 222.0 shares issued and outstanding at September 30, 2021 and at December 31, 2020, respectively	22.3	22.2
Additional paid-in capital	2,871.7	2,843.4
Accumulated deficit	(1,424.0)	(1,528.2)
Accumulated other comprehensive loss	(234.2)	(242.7)
Total equity attributable to the Company	1,235.8	1,094.7
Non-controlling interests	0.8	0.9
Total equity	1,236.6	1,095.6
Total liabilities and shareholders' equity	$7,476.3	$7,337.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue	$2,332.9	$1,931.6	$6,505.0	$5,570.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	1,850.2	1,599.6	5,222.1	4,652.3
Operating, administrative and other	302.5	254.3	867.5	810.4
Depreciation and amortization	42.7	64.9	128.3	211.5
Restructuring, impairment and related charges	7.2	13.1	39.5	45.0
Total costs and expenses	2,202.6	1,931.9	6,257.4	5,719.2
Operating income (loss)	130.3	(0.3)	247.6	(148.6)
Interest expense, net of interest income	(45.8)	(44.9)	(132.0)	(120.2)
Earnings from equity method investments	3.4	2.8	10.9	5.8
Other income, net	3.7	0.5	15.8	31.0
Earnings (loss) before income taxes	91.6	(41.9)	142.3	(232.0)
Provision (benefit) from income taxes	22.9	(4.6)	38.1	(38.8)
Net income (loss)	$68.7	$(37.3)	$104.2	$(193.2)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders	$0.31	$(0.17)	$0.47	$(0.88)
Weighted average shares outstanding for basic earnings (loss) per share	223.3	221.1	222.9	220.5

Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.30	$(0.17)	$0.46	$(0.88)
Weighted average shares outstanding for diluted earnings (loss) per share	227.0	221.1	225.8	220.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$68.7	$(37.3)	$104.2	$(193.2)
Other comprehensive income (loss), net of tax:
Designated hedge gains (losses)	8.2	10.0	46.3	(89.0)
Defined benefit plan actuarial gains (losses)	0.9	(0.1)	(2.3)	1.9
Foreign currency translation	(26.0)	41.2	(35.5)	19.6
Total other comprehensive income (loss)	(16.9)	51.1	8.5	(67.5)
Total comprehensive income (loss)	$51.8	$13.8	$112.7	$(260.7)
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2020	220.8	$22.1	$2,832.3	$(1,463.6)	$(177.4)	$(180.0)	$(4.0)	$(361.4)	$1,029.4	$0.4	$1,029.8
Net loss	—	—	—	(37.3)	—	—	—	—	(37.3)	—	(37.3)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	9.8	—	—	—	—	—	9.8	—	9.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.0	0.1	(7.0)	—	—	—	—	—	(6.9)	—	(6.9)
Foreign currency translation	—	—	—	—	—	41.2	—	41.2	41.2	—	41.2
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.1)	(0.1)	(0.1)	—	(0.1)
Unrealized gain on hedging instruments	—	—	—	—	19.3	—	—	19.3	19.3	—	19.3
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(9.3)	—	—	(9.3)	(9.3)	—	(9.3)
Balance as of September 30, 2020	221.8	$22.2	$2,835.1	$(1,500.9)	$(167.4)	$(138.8)	$(4.1)	$(310.3)	$1,046.1	$0.8	$1,046.9

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2021	223.3	$22.3	$2,854.3	$(1,492.7)	$(120.2)	$(78.9)	$(18.2)	$(217.3)	$1,166.6	$0.9	$1,167.5
Net income	—	—	—	68.7	—	—	—	—	68.7	—	68.7
Stock-based compensation	—	—	17.8	—	—	—	—	—	17.8	—	17.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	—	—	—	(26.0)	—	(26.0)	(26.0)	—	(26.0)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.9	0.9	0.9	—	0.9
Unrealized loss on hedging instruments	—	—	—	—	(3.2)	—	—	(3.2)	(3.2)	—	(3.2)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	11.4	—	—	11.4	11.4	—	11.4
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2021	223.4	$22.3	$2,871.7	$(1,424.0)	$(112.0)	$(104.9)	$(17.3)	$(234.2)	$1,235.8	$0.8	$1,236.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	219.5	$22.0	$2,819.1	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	(193.2)	—	—	—	—	(193.2)	—	(193.2)
Adoption of new credit loss accounting standard (see Note 2)	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	34.3	—	—	—	—	—	34.3	—	34.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.3	0.2	(18.3)	—	—	—	—	—	(18.1)	—	(18.1)
Foreign currency translation	—	—	—	—	—	19.6	—	19.6	19.6	—	19.6
Defined benefit plans actuarial gain	—	—	—	—	—	—	1.9	1.9	1.9	—	1.9
Unrealized loss on hedging instruments	—	—	—	—	(78.0)	—	—	(78.0)	(78.0)	—	(78.0)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(11.0)	—	—	(11.0)	(11.0)	—	(11.0)
Balance as of September 30, 2020	221.8	$22.2	$2,835.1	$(1,500.9)	$(167.4)	$(138.8)	$(4.1)	$(310.3)	$1,046.1	$0.8	$1,046.9

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net income	—	—	—	104.2	—	—	—	—	104.2	—	104.2
Stock-based compensation	—	—	35.6	—	—	—	—	—	35.6	—	35.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.4	0.1	(7.3)	—	—	—	—	—	(7.2)	—	(7.2)
Foreign currency translation	—	—	—	—	—	(35.5)	—	(35.5)	(35.5)	—	(35.5)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(2.3)	(2.3)	(2.3)	—	(2.3)
Unrealized gain on hedging instruments	—	—	—	—	16.9	—	—	16.9	16.9	—	16.9
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	29.4	—	—	29.4	29.4	—	29.4
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2021	223.4	$22.3	$2,871.7	$(1,424.0)	$(112.0)	$(104.9)	$(17.3)	$(234.2)	$1,235.8	$0.8	$1,236.6
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities
Net income (loss)	$104.2	$(193.2)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	128.3	211.5
Impairment charges	16.3	3.2
Unrealized foreign exchange gain (loss)	5.1	(5.4)
Stock-based compensation	35.6	34.3
Lease amortization	77.3	85.0
Amortization of debt issuance costs	7.0	7.4
Change in deferred taxes	(10.6)	(62.2)
Provision for loss on receivables and other assets	28.8	26.5
Other non-cash operating activities	(25.7)	(43.9)
Changes in assets and liabilities:
Trade and other receivables	(55.8)	270.6
Income taxes payable	5.6	(23.0)
Short-term contract assets and Prepaid expenses and other current assets	(76.5)	(34.3)
Other non-current assets	(36.6)	13.0
Accounts payable and accrued expenses	46.0	(147.0)
Accrued compensation	96.0	(299.3)
Other current and non-current liabilities	(94.7)	(65.7)
Net cash provided by (used in) operating activities	250.3	(222.5)
Cash flows from investing activities
Payment for property and equipment	(31.8)	(26.9)
Acquisitions of businesses, net of cash acquired	(1.2)	(102.5)
Return of beneficial interest in a securitization	—	(85.0)
Investments in equity securities	(26.0)	(13.9)
Other investing activities, net	1.2	(8.5)
Net cash used in investing activities	(57.8)	(236.8)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(8.5)	(18.8)
Payment of contingent consideration	(3.1)	(5.5)
Proceeds from senior secured notes	—	650.0
Repayment of borrowings	(20.0)	(13.3)
Debt issuance costs	—	(22.7)
Payment of finance lease liabilities	(9.6)	(9.9)
Other financing activities, net	4.1	1.7
Net cash (used in) provided by financing activities	(37.1)	581.5

Change in cash, cash equivalents and restricted cash	155.4	122.2
Cash, cash equivalents and restricted cash, beginning of the period	1,164.1	872.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.3)	0.6
Cash, cash equivalents and restricted cash, end of the period	$1,313.2	$995.1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.
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

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Total revenue
Americas	$1,746.5	$1,416.1	23%	$4,851.6	$4,059.4	20%
EMEA	268.8	223.2	20%	756.8	638.3	19%
APAC	317.6	292.3	9%	896.6	872.9	3%
Total revenue	$2,332.9	$1,931.6	21%	$6,505.0	$5,570.6	17%

Adjusted EBITDA
Americas	$160.7	$81.2	98%	$395.6	$199.1	99%
EMEA	28.5	11.5	148%	62.8	34.2	84%
APAC	29.9	24.4	23%	80.3	72.9	10%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA - Americas	$160.7	$81.2	$395.6	$199.1
Adjusted EBITDA - EMEA	28.5	11.5	62.8	34.2
Adjusted EBITDA - APAC	29.9	24.4	80.3	72.9
Add/(less):
Depreciation and amortization	(42.7)	(64.9)	(128.3)	(211.5)
Interest expense, net of interest income	(45.8)	(44.9)	(132.0)	(120.2)
(Provision) benefit from income taxes	(22.9)	4.6	(38.1)	38.8
Integration and other costs related to merger	(4.8)	(12.8)	(26.6)	(47.6)
Pre-IPO stock-based compensation	(1.0)	(4.5)	(4.1)	(16.7)
Acquisition related costs and efficiency initiatives	(32.0)	(28.3)	(99.4)	(114.7)
Other	(1.2)	(3.6)	(6.0)	(27.5)
Net income (loss)	$68.7	$(37.3)	$104.2	$(193.2)

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net income or loss attributable to shareholders by the Weighted average shares outstanding. As the Company was in a loss position for the three and nine months ended September 30, 2020, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. As a result, the calculation of weighted average shares outstanding is the same for basic and diluted EPS for these periods.
Potentially dilutive securities of approximately 0.6 million for the three months ended September 30, 2020 and 1.9 million for the nine months ended September 30, 2020 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive in these periods.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic EPS
Net income (loss)	$68.7	$(37.3)	$104.2	$(193.2)
Weighted average shares outstanding for basic earnings (loss) per share	223.3	221.1	222.9	220.5
Basic earnings (loss) per share attributable to common shareholders	$0.31	$(0.17)	$0.47	$(0.88)
Diluted EPS
Net income (loss)	$68.7	$(37.3)	$104.2	$(193.2)
Weighted average shares outstanding for basic earnings (loss) per share:	223.3	221.1	222.9	220.5
Dilutive effect of restricted stock units	2.6	—	1.9	—
Dilutive effective of stock options	1.1	—	1.0	—
Weighted average shares outstanding for diluted earnings (loss) per share	227.0	221.1	225.8	220.5
Diluted earnings (loss) per common share attributable to shareholders	$0.30	$(0.17)	$0.46	$(0.88)

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

As of September 30, 2021 and December 31, 2020, the Company had contract assets of $294.6 million and $247.6 million and $55.1 million and $38.2 million, which were recorded in Short-term contract assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
As of September 30, 2021 and December 31, 2020, the Company had contract liabilities of $44.7 million and $42.8 million which were recorded in Accounts payable and accrued expenses in the unaudited Condensed Consolidated Balance Sheets, respectively.

Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,071.5	$128.6	$218.4	$1,418.5
Leasing	At a point in time	359.7	58.4	44.9	463.0
Capital markets	At a point in time	268.6	38.5	23.9	331.0
Valuation and other	At a point in time or over time	46.7	43.3	30.4	120.4
Total revenue		$1,746.5	$268.8	$317.6	$2,332.9

		Three Months Ended September 30, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,007.7	$117.1	$222.3	$1,347.1
Leasing	At a point in time	245.6	44.0	33.9	323.5
Capital markets	At a point in time	124.2	24.0	7.7	155.9
Valuation and other	At a point in time or over time	38.6	38.1	28.4	105.1
Total revenue		$1,416.1	$223.2	$292.3	$1,931.6

		Nine Months Ended September 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,152.5	$367.7	$631.2	$4,151.4
Leasing	At a point in time	927.2	161.2	127.1	1,215.5
Capital markets	At a point in time	642.9	93.8	44.2	780.9
Valuation and other	At a point in time or over time	129.0	134.1	94.1	357.2
Total revenue		$4,851.6	$756.8	$896.6	$6,505.0

		Nine Months Ended September 30, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,919.8	$326.2	$664.9	$3,910.9
Leasing	At a point in time	681.1	126.3	89.0	896.4
Capital markets	At a point in time	347.4	69.6	35.0	452.0
Valuation and other	At a point in time or over time	111.1	116.2	84.0	311.3
Total revenue		$4,059.4	$638.3	$872.9	$5,570.6
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2021 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2020	$1,502.2	$327.3	$268.5	$2,098.0
Acquisitions	2.2	—	—	2.2
Effect of movements in exchange rates and other	0.7	(8.4)	(16.5)	(24.2)
Balance as of September 30, 2021	$1,505.1	$318.9	$252.0	$2,076.0
Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
There was no impairment of goodwill and other intangible assets for the three and nine months ended September 30, 2021 and 2020.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,378.3	(992.6)	385.7
Other intangible assets	2 - 13	17.3	(11.6)	5.7
Total intangible assets		$1,941.6	$(1,004.2)	$937.4

		As of December 31, 2020
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,390.1	(952.9)	437.2
Other intangible assets	2 - 13	17.4	(9.4)	8.0
Total intangible assets		$1,953.5	$(962.3)	$991.2
Amortization expense was $16.3 million and $36.7 million for the three months ended September 30, 2021 and 2020, respectively, and $49.3 million and $124.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Interest Rate Derivative Instruments
As of September 30, 2021, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of September 30, 2021 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.

The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets and the Statements of Comprehensive Income (Loss) and subsequently reclassifies the change into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2021 and December 31, 2020, there is $111.9 million and $157.0 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the Company's 2018 Credit Agreement; refer to Note 8: Long-term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that pre-tax losses of $40.1 million will be reclassified to Interest expense in the unaudited Condensed Consolidated Statements of Operations.

Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair value of these contracts are recorded directly in earnings. There are losses of $0.0 million and gains of $2.1 million for the three months ended September 30, 2021 and 2020, respectively. There are losses of $0.4 million and gains of $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. This activity was included in Other income (expense), net, in the unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2021 and December 31, 2020, the Company had 19 and 17 foreign currency exchange forward contracts outstanding, respectively, covering a notional amount of $676.2 million and $611.7 million, respectively. The fair value of forward contracts disclosed above are included in Other current assets and Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company has not posted and does not hold any collateral related to these agreements.

The following table presents the fair value of derivatives as of September 30, 2021 and December 31, 2020 (in millions):

		September 30, 2021		December 31, 2020
	September 30, 2021	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,708.3	$—	$111.9	$—	$163.9
Non-designated:
Foreign currency forward contracts	676.2	1.4	0.8	2.5	1.1
The fair value of derivative assets is included within Other non-current assets and the fair value of derivative liabilities is included within Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The Company does not net derivatives in the unaudited Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended September 30, 2021
Interest rate cash flow hedges	$120.2	$3.2	$(11.4)	$112.0

Three Months Ended September 30, 2020
Interest rate cash flow hedges	$178.0	$(19.3)	$9.3	$168.0
(1) Amount is net of related income tax (benefit) expense of $0.0 million for the three months ended September 30, 2021 and 2020.
(2) Amount is net of related income tax expense of $0.1 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively.

Losses of $11.3 million and gains of $10.0 million were reclassified into earnings during the three months ended September 30, 2021 and 2020, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Nine Months Ended September 30, 2021
Interest rate cash flow hedges	$158.9	$(16.9)	$(30.0)	$112.0

Nine Months Ended September 30, 2020
Interest rate cash flow hedges	$79.0	$78.0	$11.0	$168.0
(1) Amount is net of related income tax (benefit) expense of $0.0 million for the nine months ended September 30, 2021 and 2020.
(2) Amount is net of related income tax expense of $1.8 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Losses of $28.3 million and gains of $13.1 million were reclassified into earnings during the nine months ended September 30, 2021 and 2020, respectively, related to interest rate hedges and were recognized in Interest expense in the unaudited Condensed Consolidated Statements of Operations.

Note 8: Long-term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	September 30, 2021	December 31, 2020
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $27.5 million and $32.5 million, respectively	$2,598.8	$2,613.7
2020 Senior Secured Notes, net of unamortized issuance costs of $9.6 million and $10.6 million, respectively, due 2028	640.4	639.4
Finance lease liability	19.8	19.0
Notes payable to former stockholders	0.2	0.3
Total long-term debt	3,259.2	3,272.4
Less: current portion	(36.2)	(36.7)
Total non-current long-term debt	$3,223.0	$3,235.7
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

The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2021, the rate is equal to 1-month LIBOR plus 2.75%. The 2018 First Lien Loan matures on August 21, 2025. As of September 30, 2021, the effective interest rate of the 2018 First Lien Loan is 3.0%.

The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.

Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of September 30, 2021, the 2018 Credit

Agreement amounted to $3.7 billion including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of September 30, 2021 and December 31, 2020.

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

The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of September 30, 2021 and December 31, 2020.

2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 7.0% as of September 30, 2021.

Note 9: Stock-based Payments
Restricted Stock Units
The following table provides information about the Company’s outstanding restricted stock units ("RSUs") (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value Per Share	Number of RSUs	Weighted Average Fair Value Per Share
Unvested as of December 31, 2020	4.1	$15.73	1.5	$17.04
Granted	2.8	16.34	1.0	16.28
Vested	(1.7)	14.46	—	—
Forfeited	(0.3)	16.76	(0.0)	18.78
Unvested as of September 30, 2021	4.9	$16.59	2.5	$16.72
The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized at September 30, 2021
	2021	2020	2021	2020
Time-Based RSUs	$12.5	$8.8	$26.9	$31.0	$59.8
Performance-Based RSUs	5.5	0.7	9.2	2.8	14.1
Co-Investment RSUs	—	—	—	0.1	—
Total RSU stock-based compensation cost	$18.0	$9.5	$36.1	$33.9	$73.9

Note 10: Restructuring
In February 2020, the Company announced operating efficiency initiatives primarily consisting of severance and employment-related costs due to reductions in headcount, which were completed in 2020. The Company expects to incur $25.0 million to $35.0 million of incremental charges in 2021 related to expanding these operating efficiency initiatives. The Company recognized restructuring charges of $4.3 million and $20.4 million during the three and nine months ended September 30, 2021, respectively, and $12.9 million and $42.1 million during the three and nine months ended September 30, 2020, respectively, for these operating efficiency initiatives.
All charges were classified as Restructuring, impairment and related charges in the unaudited Condensed Consolidated Statements of Operations.
The following tables detail the Company’s severance and employment-related restructuring activity (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total

Balance as of December 31, 2020	$10.0	$0.8	$10.8
Restructuring Charges:
Americas	4.5	6.9	11.4
EMEA	8.5	—	8.5
APAC	0.5	—	0.5
Total Restructuring Charges	13.5	6.9	20.4
Payments:
Americas	(5.9)	(0.8)	(6.7)
EMEA	(12.5)	—	(12.5)
APAC	(0.6)	—	(0.6)
Total Payments	(19.0)	(0.8)	(19.8)
Other Adjustments(1):
Americas	—	(6.9)	(6.9)
Total Other Adjustments	—	(6.9)	(6.9)
Balance as of September 30, 2021	$4.5	$—	$4.5
(1) Other adjustments consist of amortization of certain employment contracts over the required service period.

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total

Balance as of December 31, 2019	$1.2	$—	$1.2
Restructuring Charges:
Americas	18.4	9.7	28.1
EMEA	9.7	—	9.7
APAC	4.3	—	4.3
Total Restructuring Charges	32.4	9.7	42.1
Payments:
Americas	(14.2)	(8.9)	(23.1)
EMEA	(6.0)	—	(6.0)
APAC	(3.2)	—	(3.2)
Total Payments	(23.4)	(8.9)	(32.3)
Balance as of September 30, 2020	$10.2	$0.8	$11.0

As of September 30, 2021, $4.5 million was recorded as Other current liabilities within the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2020, $8.3 million and $2.5 million were recorded as Other current liabilities and Other non-current liabilities, respectively, within the Consolidated Balance Sheet.

Note 11: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 7.0 years and maximum potential future payments of $42.6 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company’s current expectation is that future payment or performance related to non-performance under these guarantees is considered remote.
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

Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, contingent liabilities recorded within Other current liabilities were $108.7 million and $91.7 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $22.0 million and $21.0 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At September 30, 2021 and December 31, 2020, E&O and other claims were $48.2 million and $39.5 million, respectively, and workers’ compensation liabilities were $82.5 million and $73.2 million, respectively, included within Other current liabilities and Other non-current liabilities in the unaudited Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and the inherent uncertainties of settlement proceedings.

The Company had insurance recoverable balances for E&O claims as of September 30, 2021 and December 31, 2020 totaling $6.9 million and $4.6 million, respectively.

Note 12: Related Party Transactions
As of September 30, 2021 and December 31, 2020, the Company had receivables from affiliates of $38.8 million and $34.4 million and $202.4 million and $187.8 million that are included in Other current assets and Other non-current assets, respectively, in the unaudited Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
There were no transfers in or out of Level 1, Level 2 or Level 3 assets or liabilities for the three and nine months ended September 30, 2021 and 2020.

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
The estimated fair value of external debt was $3.3 billion and $3.3 billion as of September 30, 2021 and December 31, 2020, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $3.3 billion as of September 30, 2021 and December 31, 2020, respectively, which excludes debt issuance costs. See Note 8: Long-term Debt and Other Borrowings for additional information.
The estimated fair values of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Investments in Real Estate Ventures
The Company directly invests in early stage proptech companies and real estate venture capital funds. The Company reports these investments at cost, less impairment charges, and adjust to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer. The Company adjusts the investment value accordingly each reporting period by the change in the fair value and the Company reports these fair value adjustments in Other income, net, in the unaudited Condensed Consolidated Statements of Operations.
Investments in early stage proptech companies are typically fair valued as a result of pricing observed in subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of September 30, 2021 and December 31, 2020, investments in early stage proptech companies had a fair value of approximately $20.0 million and $1.8 million, respectively.
Investments in real estate venture capital funds are fair valued using the NAV per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of September 30, 2021 and December 31, 2020, investments in real estate venture capital funds had a fair value of approximately $46.7 million and $33.6 million, respectively.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$334.3	$334.3	$—	$—
Deferred compensation plan assets	46.3	46.3	—	—
Foreign currency forward contracts	1.4	—	1.4	—
Deferred purchase price receivable	153.4	—	—	153.4
Total	$535.4	$380.6	$1.4	$153.4
Liabilities
Deferred compensation plan liabilities	$46.2	$46.2	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Interest rate swap agreements	111.9	—	111.9	—
Earn-out liabilities	18.2	—	—	18.2
Total	$177.1	$46.2	$112.7	$18.2

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$483.2	$483.2	$—	$—
Deferred compensation plan assets	49.5	49.5	—	—
Foreign currency forward contracts	2.5	—	2.5	—
Deferred purchase price receivable	166.3	—	—	166.3
Total	$701.5	$532.7	$2.5	$166.3
Liabilities
Deferred compensation plan liabilities	$48.5	$48.5	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	163.9	—	163.9	—
Earn-out liabilities	21.0	—	—	21.0
Total	$234.5	$48.5	$165.0	$21.0
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
Earn-out Liabilities
Earn-out liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The fair value of earn-out liabilities is based on the present value of probability-weighted expected return method related to the earn-out performance criteria on each reporting date. The probabilities of achievement assigned to the performance criteria are determined based on due diligence performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. Adjustments to the earn-out liabilities in periods subsequent to the completion of acquisitions are reflected within Operating, administrative and other expenses in the unaudited Condensed Consolidated Statements of Operations.
The table below presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2021	2020
Balance as of January 1,	$21.0	$24.6
Purchases/additions	1.0	2.7
Net change in fair value and other adjustments	—	—
Payments	(3.8)	(11.6)
Balance as of September 30,	$18.2	$15.7

Balance as of July 1,	$19.8	$24.5
Purchases/additions	1.0	—
Net change in fair value and other adjustments	0.4	(0.6)
Payments	(3.0)	(8.2)
Balance as of September 30,	$18.2	$15.7

Note 14: Accounts Receivable Securitization
On August 20, 2018, the Company amended the A/R Securitization that was initially entered into on March 8, 2017 to increase the investment limit from $100.0 million to $125.0 million. The termination date was extended to August 20, 2022 in December 2019. Under the A/R Securitization, the Company’s wholly owned subsidiaries sell (or contribute) the receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the "Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of September 30, 2021 and December 31, 2020 the Company had no outstanding balance drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the nine months ended September 30, 2021 and 2020, receivables sold under the A/R securitization were $932.5 million and $846.5 million, respectively, and cash collections from customers on receivables sold were $938.6 million and $856.8 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. As of September 30, 2021 and December 31, 2020, the outstanding principal on receivables sold under the A/R Securitization were $173.3 million and $179.4 million, respectively. Refer to Note 13: Fair Value Measurements for additional discussion on the fair value of the DPP as of September 30, 2021 and December 31, 2020.
The Company did not recognize any material income or loss related to receivables sold for the three and nine months ended September 30, 2021 and 2020. Based on the Company’s collection history, the fair value of the receivables sold subsequent to the initial sale approximates carrying value. The Company incurred program costs of $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The Company incurred program costs of $1.0 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively, which were included in Operating, administrative and other expenses in the unaudited Condensed Consolidated Statements of Operations.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the sum of such amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents, beginning of period	$1,074.8	$813.2
Restricted cash recorded in Other current assets, beginning of period	89.3	59.1
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, beginning of period	$1,164.1	$872.3

Cash and cash equivalents, end of period	$1,188.5	$916.8
Restricted cash recorded in Other current assets, end of period	124.7	78.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows, end of period	$1,313.2	$995.1

Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for:
Interest	$114.2	$72.8
Income taxes	37.0	42.4
Operating leases	108.2	114.0
Non-cash investing/financing activities:
Property and equipment acquired through capital leases	10.1	6.5
Deferred and contingent acquisition payment obligations	1.0	31.5
Increase (decrease) in beneficial interest in a securitization	(12.9)	13.8
Right of use assets acquired through operating leases	104.5	51.1

Note 16: Subsequent Events
The Company has evaluated subsequent events through November 4, 2021, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose, except as follows.

On October 13, 2021, the Company (through its subsidiary DTZ Worldwide Limited), entered into a backstop subscription agreement (“Backstop Subscription Agreement”) with BowX Acquisition Corp., a special purpose acquisition company (“BowX”), in connection with the merger between WeWork, Inc., BowX and a BowX affiliate (“WeWork Merger”). Under the Backstop Subscription Agreement, the Company committed to purchase shares of BowX’s Class A common stock (the “Class A Shares”) in connection with the WeWork Merger at a price of $10 per share (the “Backstop Investment”). On October 20, 2021, the WeWork Merger closed and the Backstop Investment was fully exercised by BowX, resulting in the purchase by the Company of 15 million Class A Shares for approximately $150 million. Following the WeWork Merger, BowX was renamed WeWork Inc. and its common stock began trading on the NYSE under the ticker symbol “WE”.

On October 19, 2021, the Company entered into a strategic joint venture with Greystone, a leading national commercial real estate finance company. Under the terms of the signed agreement, the Company will make a strategic investment of $500 million to acquire a 40% stake in Greystone’s Agency, FHA and Servicing businesses. The transaction is anticipated to close in Q4 2021, subject to customary closing conditions. Upon close, the Company will recognize an equity method investment of its 40% interest in Greystone.

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

Impact of COVID-19
The emergence and proliferation of a novel coronavirus (COVID-19) around the world, and particularly in the United States, Europe and China, continues to present risks to the Company. In response to the outbreak, many countries reacted by instituting quarantine measures, mandating business and school closure and restricting travel, all of which have had an adverse effect on the Company's operations. While restrictions in some areas have been lifted or relaxed, precautions and procedures remain in place in many countries, which could continue to impact the Company’s operations for an uncertain period of time. In addition, some locations have experienced, or may in the future experience, resurgences in COVID-19 cases. The magnitude and duration of any further impacts on the Company will depend on when and to what extent current and remaining restrictions are lifted, vaccines are distributed and are effective and economic conditions improve. In response to the global pandemic, in 2020, the Company created a COVID-19 executive task force that has implemented business continuity plans and has taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures. This executive task force is comprised of representatives from every part of our business, including Health, Safety, Security & Environment experts. The task force has authority to make timely, informed decisions relating to our business continuity planning and actions. As a result of these actions, the Company has not experienced significant disruptions to date in its operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic. For the first nine months of 2021, the Company has seen encouraging recovery in the economy, particularly in the United States, which has resulted in increased revenue across all segments and service lines, especially in the Americas, compared to 2020.

Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $2.2 billion as of September 30, 2021, comprising of cash on hand of $1.2 billion and an undrawn revolving credit facility of $1.0 billion.

The Company continues to monitor the circumstances and may take actions that could affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders. The circumstances surrounding COVID-19 at a global level remain fluid, and the potential for an adverse impact on the Company will continue as the virus continues to impact the level of economic activity in the United States and in other countries and continues to have consequences on macro-economic conditions, such as inflationary pressures, supply chain constraints and labor shortages.

Critical Accounting Policies
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2020 included in the Company's 2020 Annual Report on Form 10-K. There have been no material changes to these policies as of September 30, 2021.
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
The Company believes that these measures provide a more complete understanding of ongoing operations, enhance comparability of current results to prior periods, and may be useful for investors to analyze our financial performance. The measures eliminate the impact of certain items that may obscure trends in the underlying performance of our business. The Company believes that they are useful to investors for the additional purposes described below.
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

Results of Operations
The following table sets forth items derived from our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$795.6	$747.2	6%	5%	$2,333.5	$2,172.8	7%	5%
Leasing	458.6	321.6	43%	41%	1,203.8	886.9	36%	33%
Capital markets	330.1	155.5	112%	111%	778.7	450.4	73%	70%
Valuation and other	119.9	104.6	15%	11%	355.5	308.9	15%	10%
Total service line fee revenue(1)	1,704.2	1,328.9	28%	27%	4,671.5	3,819.0	22%	19%
Gross contract reimbursables(2)	628.7	602.7	4%	4%	1,833.5	1,751.6	5%	3%
Total revenue	$2,332.9	$1,931.6	21%	20%	$6,505.0	$5,570.6	17%	14%

Costs and expenses:
Cost of services provided to clients	$1,221.5	$996.9	23%	21%	$3,388.6	$2,900.7	17%	14%
Cost of gross contract reimbursables	628.7	602.7	4%	4%	1,833.5	1,751.6	5%	3%
Total costs of services	1,850.2	1,599.6	16%	15%	5,222.1	4,652.3	12%	10%
Operating, administrative and other	302.5	254.3	19%	18%	867.5	810.4	7%	5%
Depreciation and amortization	42.7	64.9	(34)%	(35)%	128.3	211.5	(39)%	(40)%
Restructuring, impairment and related charges	7.2	13.1	(45)%	(46)%	39.5	45.0	(12)%	(14)%
Total costs and expenses	2,202.6	1,931.9	14%	13%	6,257.4	5,719.2	9%	7%
Operating income (loss)	130.3	(0.3)	n.m.	n.m.	247.6	(148.6)	267%	269%
Interest expense, net of interest income	(45.8)	(44.9)	2%	1%	(132.0)	(120.2)	10%	8%
Earnings from equity method investments	3.4	2.8	21%	23%	10.9	5.8	88%	79%
Other income, net	3.7	0.5	640%	847%	15.8	31.0	(49)%	(35)%
Earnings (loss) before income taxes	91.6	(41.9)	319%	321%	142.3	(232.0)	161%	160%
Provision (benefit) from income taxes	22.9	(4.6)	598%	639%	38.1	(38.8)	198%	199%
Net income (loss)	$68.7	$(37.3)	284%	285%	$104.2	$(193.2)	154%	152%

Adjusted EBITDA	$219.1	$117.1	87%	85%	$538.7	$306.2	76%	70%
Adjusted EBITDA margin(3)	12.9%	8.8%			11.5%	8.0%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$68.7	$(37.3)	$104.2	$(193.2)
Add/(less):
Depreciation and amortization(1)	42.7	64.9	128.3	211.5
Interest expense, net of interest income	45.8	44.9	132.0	120.2
Provision (benefit) from income taxes	22.9	(4.6)	38.1	(38.8)
Integration and other costs related to merger(2)	4.8	12.8	26.6	47.6
Pre-IPO stock-based compensation(3)	1.0	4.5	4.1	16.7
Acquisition related costs and efficiency initiatives(4)	32.0	28.3	99.4	114.7
Other(5)	1.2	3.6	6.0	27.5
Adjusted EBITDA	$219.1	$117.1	$538.7	$306.2
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $20.5 million and $41.6 million for the three months ended September 30, 2021 and 2020 and $61.9 million and $140.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives in 2021 and 2020 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other includes $0.3 million and $2.8 million, respectively, for COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office for the three and nine months ended September 30, 2021 and other items including accounts receivable securitization.
Below is a summary of Total costs and expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas Fee-based operating expenses	$1,069.5	$838.3	$2,926.0	$2,432.9
EMEA Fee-based operating expenses	204.7	190.2	596.2	541.9
APAC Fee-based operating expenses	217.0	187.9	630.5	551.0
Cost of gross contract reimbursables	628.7	602.7	1,833.5	1,751.6
Segment operating expenses:	2,119.9	1,819.1	5,986.2	5,277.4
Depreciation and amortization(1)	42.7	64.9	128.3	211.5
Integration and other costs related to merger(2)	4.8	12.8	26.6	47.6
Pre-IPO stock-based compensation(3)	1.0	4.5	4.1	16.7
Acquisition related costs and efficiency initiatives(4)	33.0	27.0	106.2	138.5
Other(5)	1.2	3.6	6.0	27.5
Total costs and expenses	$2,202.6	$1,931.9	$6,257.4	$5,719.2
(1) Depreciation and amortization includes merger and acquisition-related depreciation and amortization of $20.5 million and $41.6 million for the three months ended September 30, 2021 and 2020 and $61.9 million and $140.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 9: Stock-based Payments of the Notes to unaudited interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 for additional information.
(4) Acquisition related costs and efficiency initiatives, reflect costs incurred to implement operating efficiency initiatives in 2021 and 2020 to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other includes $0.3 million and $2.8 million, respectively, for COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office for the three and nine months ended September 30, 2021 and other items including accounts receivable securitization.

Three months ended September 30, 2021 compared to three months ended September 30, 2020
Revenue
Revenue was $2.3 billion, an increase of $401.3 million versus the three months ended September 30, 2020. Revenue growth in Capital markets and Leasing of $174.6 million and $137.0 million, respectively, reflects the recovery of brokerage activity, particularly in the Americas. Revenue growth in Property, facilities and project management, Gross contract reimbursables and Valuation and other of $48.4 million, $26.0 million and $15.3 million, respectively, reflects owners and occupiers' reliance and confidence in the Company’s industry leading capabilities and thought leadership during this recovery, in regards to return to work best practices and work space requirements.

Cost of services
Cost of services of $1.9 billion increased $250.6 million or 16% versus the three months ended September 30, 2020. Cost of services provided to clients increased principally due to higher variable costs including commissions, annual bonus for non-fee earners and direct labor, as well as compensation costs. This increase was partially offset by operating efficiency initiatives. Cost of Gross contract reimbursables increased 4% driven by growth in our Property, facilities and project management service line.

Operating, administrative and other
Operating, administrative and other of $302.5 million increased by $48.2 million versus the three months ended September 30, 2020 principally due to higher compensation costs partially offset by operating efficiency initiatives. Overall, as a percentage of total revenue, operating, administrative and other costs was 13% for the third quarter of 2021 and 2020, respectively.

Depreciation and amortization
Depreciation and amortization was $42.7 million, a decrease of $22.2 million versus the three months ended September 30, 2020. The decrease primarily reflects the completion of amortization of merger related customer relationships that occurred in the third quarter of 2020.

Restructuring, impairment and related charges
Restructuring, impairment and related charges were $7.2 million, a decrease of $5.9 million versus the three months ended September 30, 2020, primarily due to reductions in severance and employment-related charges that were previously taken in connection with the Company's strategic realignment of the business.

Interest expense, net
Net interest expense was $45.8 million, an increase of $0.9 million versus the three months ended September 30, 2020.

Other income, net
Other income was $3.7 million, an increase of $3.2 million versus the three months ended September 30, 2020. This increase is principally due to current year mark-to-market gain on investments in real estate ventures made in the first half of 2021.

Provision for income taxes
The Company's income tax provision for the three months ended September 30, 2021 was an expense of $22.9 million on income before taxes of $91.6 million. For the three months ended September 30, 2020, the Company's income tax provision was a benefit of $4.6 million on loss before taxes of $41.9 million. The Company's effective tax rate of 25.1% was higher in the three months ended September 30, 2021 compared to the same period last year primarily due to a change in jurisdictional mix of earnings in 2021 and an unfavorable increased percentage of permanent book to tax differences resulting in a greater expense.

Net income and Adjusted EBITDA
Net income of $68.7 million principally reflects the impact of the significant increase in brokerage activity, as Leasing and Capital markets fee revenue increased 41% and 111% on a local currency basis, respectively. Revenue in

Property, facilities and project management and Valuation and other also increased 5% and 11% on a local currency basis, respectively.

Adjusted EBITDA of $219.1 million increased by $102.0 million or 85%, on a local currency basis, primarily due to the impact of revenue growth in all service lines, particularly Leasing and Capital markets, and savings generated by operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue, of 12.9% for the three months ended September 30, 2021, increased 405 basis points as compared to 8.8% in the three months ended September 30, 2020.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Revenue
Revenue was $6.5 billion, an increase of $934.4 million versus the nine months ended September 30, 2020. Revenue growth in Capital markets and Leasing of $328.3 million and $316.9 million, respectively, reflects the recovery of brokerage activity, particularly in the Americas. Revenue growth in Property, facilities and project management, Gross contract reimbursables and Valuation and other of $160.7 million, $81.9 million, and $46.6 million, respectively, reflects owners and occupiers' reliance and confidence in the Company’s industry leading capabilities and thought leadership during this recovery, in regards to return to work best practices and work space requirements.

Cost of services
Cost of services of $5.2 billion increased $569.8 million or 12% versus the nine months ended September 30, 2020. Cost of services provided to clients increased principally due to higher variable costs including commissions, annual bonus for non-fee earners and direct labor, as well as higher compensation costs. This increase was partially offset by operating efficiency initiatives. Cost of Gross contract reimbursables increased 5% driven by growth in our Property, facilities and project management service line.

Operating, administrative and other
Operating, administrative and other of $867.5 million increased by $57.1 million versus the nine months ended September 30, 2020 principally due to higher annual bonus for non-fee earners. This increase was partially offset by operating efficiency initiatives. Overall, as a percentage of total revenue, operating, administrative and other costs was 13% for the first nine months of 2021 as compared to 15% for the first nine months of 2020.

Depreciation and amortization
Depreciation and amortization was $128.3 million, a decrease of $83.2 million versus the nine months ended September 30, 2020. The decrease primarily reflects the complete amortization of merger related customer relationships that occurred in the third quarter of 2020.

Restructuring, impairment and related charges
Restructuring, impairment and related charges were $39.5 million, a decrease of $5.5 million or 12% versus the nine months ended September 30, 2020. The decrease was primarily due to reductions in severance and employment-related charges that were previously taken in connection with the Company's strategic realignment of the business.

Interest expense, net
Net interest expense was $132.0 million, an increase of $11.8 million versus the nine months ended September 30, 2020. This increase was due to the incremental interest incurred as a result of the issuance of 2020 senior secured notes in the second quarter of 2020.

Other income, net
Other income was $15.8 million, a decrease of $15.2 million versus the nine months ended September 30, 2020. This decline reflects the $36.9 million gain recognized last year as a result of the formation of the Cushman & Wakefield Vanke Service joint venture in China, partially offset by prior year losses incurred from the disposal of holding companies in connection with the Company's strategic realignment of the business and incremental mark-to-market gain on investments in real estate ventures made in the first half of 2021.

Provision for income taxes
The Company's income tax provision for the first nine months of 2021 was an expense of $38.1 million on income before taxes of $142.3 million. For the first nine months of 2020, the Company's income tax provision was a benefit of $38.8 million on loss before taxes of $232.0 million. The Company's effective tax rate of 26.8% was higher in the nine months ended September 30, 2021 compared to the same period last year primarily due to a change in jurisdictional mix of earnings and an unfavorable increased percentage of permanent book tax differences resulting in a greater expense. Additionally, in 2020, the Company recorded a benefit for the release of valuation allowance related to tax attributes resulting from the U.S. CARES Act.

Net income and Adjusted EBITDA
Net income of $104.2 million principally reflects the improvement of brokerage activity as Leasing and Capital markets fee revenue increased 33% and 70% on a local currency basis, respectively. Revenue in Property, facilities and project management and Valuation and other also increased by 5% and 10%, respectively.

Adjusted EBITDA of $538.7 million increased by $232.5 million or 70%, on a local currency basis, primarily due to the impact of revenue growth in all service lines, particularly Leasing and Capital markets, and savings generated by operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue of 11.5% for the nine months ended September 30, 2021, increased 350 basis points as compared to 8.0% in the nine months ended September 30, 2020.

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

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$559.5	$512.5	9%	9%	$1,633.3	$1,501.4	9%	8%
Leasing	355.5	243.8	46%	45%	916.2	671.8	36%	36%
Capital markets	267.8	123.8	116%	116%	640.8	345.8	85%	84%
Valuation and other	46.5	38.6	20%	20%	128.4	110.8	16%	16%
Total service line fee revenue(1)	1,229.3	918.7	34%	33%	3,318.7	2,629.8	26%	26%
Gross contract reimbursables(2)	517.2	497.4	4%	4%	1,532.9	1,429.6	7%	7%
Total revenue	$1,746.5	$1,416.1	23%	23%	$4,851.6	$4,059.4	20%	19%

Costs and expenses:
Americas Fee-based operating expenses	$1,069.5	$838.3	28%	27%	$2,926.0	$2,432.9	20%	20%
Cost of gross contract reimbursables	517.2	497.4	4%	4%	1,532.9	1,429.6	7%	7%
Segment operating expenses	$1,586.7	$1,335.7	19%	19%	$4,458.9	$3,862.5	15%	15%

Adjusted EBITDA	$160.7	$81.2	98%	97%	$395.6	$199.1	99%	98%
Adjusted EBITDA margin(3)	13.1%	8.8%			11.9%	7.6%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Americas revenue was $1.7 billion, an increase of $330.4 million or 23%. Revenue across all service lines increased, led by growth in Capital markets of 116 % and Leasing of 45 % on a local currency basis.

Fee-based operating expenses of $1.1 billion increased 27 % on a local currency basis principally due to higher variable costs including commissions, direct labor and compensation associated with service line fee revenue growth. Fee-based operating expenses as a percentage of service line fee revenue were 87% and 91% for the three months ended September 30, 2021 and 2020, respectively. This decline was principally due to the savings generated from the Company's operating efficiency initiatives.

Adjusted EBITDA was $160.7 million, an increase of $79.5 million or 97 % on a local currency basis, primarily reflects the impact of revenue growth in all service lines, particularly Leasing and Capital markets and savings generated from operating efficiency initiatives.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Americas revenue was $4.9 billion, an increase of $792.2 million or 20%. Revenue across all services lines increased, led by growth in Capital markets of 84 % and Leasing of 36 % on a local currency basis.

Fee-based operating expenses of $2.9 billion increased 20 % on a local currency basis principally due to higher variable costs including commissions, direct labor and compensation associated with service line fee revenue growth. Fee-based operating expenses as a percentage of service line fee revenue was 88% and 93% for the nine months ended September 30, 2021 and 2020, respectively. This decline is principally due to savings generated from the Company's operating efficiency initiatives.

Adjusted EBITDA was $395.6 million, an increase of $196.5 million or 98 % on a local currency basis, primarily reflects the impact of revenue growth in all service lines, particularly Capital markets and Leasing and savings generated from operating efficiencies initiatives.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$91.9	$94.8	(3)%	(5)%	$267.0	$262.7	2%	(5)%
Leasing	58.2	43.8	33%	29%	160.5	126.0	27%	19%
Capital markets	38.4	24.0	60%	56%	93.7	69.6	35%	26%
Valuation and other	43.2	37.7	15%	10%	133.1	114.4	16%	8%
Total service line fee revenue(1)	231.7	200.3	16%	13%	654.3	572.7	14%	7%
Gross contract reimbursables(2)	37.1	22.9	62%	56%	102.5	65.6	56%	47%
Total revenue	$268.8	$223.2	20%	17%	$756.8	$638.3	19%	11%

Costs and expenses:
EMEA Fee-based operating expenses	$204.7	$190.2	8%	5%	$596.2	$541.9	10%	3%
Cost of gross contract reimbursables	37.1	22.9	62%	56%	102.5	65.6	56%	47%
Segment operating expenses	$241.8	$213.1	13%	10%	$698.7	$607.5	15%	8%

Adjusted EBITDA	$28.5	$11.5	148%	140%	$62.8	$34.2	84%	67%
Adjusted EBITDA margin(3)	12.3%	5.7%			9.6%	6.0%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended September 30, 2021 compared to three months ended September 30, 2020

EMEA revenue was $268.8 million, an increase of $45.6 million or 20%. Setting aside the favorable impact of foreign currency of $5.6 million or 3%, EMEA revenue grew by 17 % on a local currency basis. This growth was principally driven by Capital markets and Leasing, which increased 56 % and 29 % respectively, on a local currency basis.

Fee-based operating expenses of $204.7 million increased 5 % on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service line fee revenue growth. Fee-based operating expenses as a percentage of service line fee revenue was 88% and 95% for the three months ended September 30, 2021 and 2020, respectively. This decline was principally due to savings generated from the Company's operating efficiency initiatives.

Adjusted EBITDA of $28.5 million increased $17.0 million or 140 % on a local currency basis, principally driven by the impact of revenue growth in Capital markets and Leasing and savings generated from operating efficiency initiatives.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

EMEA revenue was $756.8 million, an increase of $118.5 million or 19%. Setting aside the favorable impact of foreign currency of $43.9 million or 7%, EMEA revenue grew by 11 % on a local currency basis. This growth was principally driven by Capital markets and Leasing, which increased 26 % and 19%, respectively, on a local currency basis.

Fee-based operating expenses of $596.2 million increased 3 % on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service line fee revenue growth. Fee-based operating expenses as a percentage of service line fee revenue was 91% and 95% for the nine months ended September 30, 2021 and 2020, respectively. This decline was principally due to savings generated from the Company's operating efficiency initiatives.

Adjusted EBITDA of $62.8 million increased $28.6 million or 67 % on a local currency basis, principally reflects the impact of revenue growth in Capital markets and Leasing and savings generated from operating efficiency initiatives.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change in USD	% Change in Local Currency	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$144.2	$139.9	3%	1%	$433.2	$408.7	6%	(1)%
Leasing	44.9	34.0	32%	28%	127.1	89.1	43%	34%
Capital markets	23.9	7.7	210%	204%	44.2	35.0	26%	22%
Valuation and other	30.2	28.3	7%	3%	94.0	83.7	12%	6%
Total service line fee revenue(1)	243.2	209.9	16%	13%	698.5	616.5	13%	6%
Gross contract reimbursables(2)	74.4	82.4	(10)%	(12)%	198.1	256.4	(23)%	(29)%
Total revenue	$317.6	$292.3	9%	6%	$896.6	$872.9	3%	(4)%

Costs and expenses:
APAC Fee-based operating expenses	$217.0	$187.9	15%	12%	$630.5	$551.0	14%	7%
Cost of gross contract reimbursables	74.4	82.4	(10)%	(12)%	198.1	256.4	(23)%	(29)%
Segment operating expenses	$291.4	$270.3	8%	5%	$828.6	$807.4	3%	(5)%

Adjusted EBITDA	$29.9	$24.4	23%	19%	$80.3	$72.9	10%	3%
Adjusted EBITDA margin(3)	12.3%	11.6%			11.5%	11.8%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue paid by clients which have substantially no margin
(3) Calculated as a percentage of Total service line fee revenue

Three months ended September 30, 2021 compared to three months ended September 30, 2020

APAC revenue was $317.6 million, an increase of $25.3 million. Setting aside the favorable impact of foreign currency of $7.7 million or 3%, APAC revenue increased 6 % on a local currency basis. The increase was driven by Capital markets, Leasing and Valuation and other growth of 204%, 28 % and 3%, respectively, on a local currency basis, partially offset by a Gross contract reimbursables decline of 12%, on a local currency basis.

Fee-based operating expenses of $217.0 million increased 12 % on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service fee line revenue growth in Capital markets and Leasing. Fee-based operating expenses as a percentage of service line fee revenue was 89% and 90% for the three months ended September 30, 2021 and 2020, respectively. This decline was principally driven by savings generated from the Company's operating efficiency initiatives which helped to more than offset the impact of lower grants and subsidies from governmental relief programs.

Adjusted EBITDA of $29.9 million increased $5.5 million or 19 % on a local currency basis, principally due to the impact of revenue growth in Capital markets, Leasing and Valuation and other and savings generated from operating efficiency initiatives.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

APAC revenue was $896.6 million, an increase of $23.7 million. Setting aside the favorable impact of foreign currency of $65.8 million or 8%, APAC revenue declined 4% on a local currency basis. Leasing, Capital markets and Valuation and other growth of 34%, 22 % and 6%, respectively, on a local currency basis, was more than offset by the Gross contract reimbursables decline of 29%, on a local currency basis.

Fee-based operating expenses of $630.5 million increased 7 % on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service fee line revenue growth in Leasing and Capital markets, as well as the reduction of grants and subsidies received from governmental relief programs. This increase was partially offset by savings generated from the Company's operating efficiency initiatives.

Adjusted EBITDA of $80.3 million increased $7.4 million or 3 % on a local currency basis, principally due to the impact of revenue growth in Leasing, Capital markets and Valuation and other and savings generated from operating efficiency initiatives.

Liquidity and Capital Resources
We believe that we have sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility, despite any uncertainty that persists related to the COVID-19 pandemic. We continually evaluate opportunities to obtain, retire, or restructure credit facilities or financing arrangements for strategic reasons or obtain additional financing to fund investments, operations and obligations, as we have done in the past, to further strengthen our financial position.
As of September 30, 2021, the Company had $2.2 billion of liquidity, consisting of cash on hand of $1.2 billion and an undrawn revolving credit facility of $1.0 billion.
The Company's outstanding 2018 First Lien Loan and 2020 Notes were $2.6 billion and $640.4 million, respectively as of September 30, 2021, which net of cash on hand, provided for a net debt position of approximately $2.1 billion. Net debt declined $127.6 million from December 31, 2020 as cash provided from operating activities more than offset payments for annual bonus and the Company’s strategic realignment and operating efficiency initiatives.

Historical Cash Flows

Cash Flow Summary
	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$250.3	$(222.5)
Net cash used in investing activities	(57.8)	(236.8)
Net cash (used in) provided by financing activities	(37.1)	581.5
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.3)	0.6
Total change in cash, cash equivalents and restricted cash	$149.1	$122.8
Operating Activities
The Company generated $250.3 million of cash from operating activities for the nine months ended September 30, 2021, an increase of $472.8 million compared to the nine months ended September 30, 2020. The increase in operating cash flow reflects higher net income of $297.4 million and lower net working capital used for operations of $169.7 million. The decline in net working capital used for operations principally reflects the impact of lower annual bonus for non-fee earners and commission payments through the first nine months of 2021 as compared to the same period in 2020.

Investing Activities
The Company used $57.8 million of cash for investing activities for the nine months ended September 30, 2021, a decrease of $179.0 million from the prior year, which was principally driven by lower spending on acquisitions and the repayment of $85.0 million under the Company's A/R Securitization in the second quarter of 2020.

Financing Activities
The Company used $37.1 million of cash for financing activities for the nine months ended September 30, 2021, a change of $618.6 million from the prior year, primarily driven by net proceeds generated from the issuance of the 2020 Notes.

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
The Company is party to an A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million and a termination date of August 20, 2022. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of September 30, 2021, the Company has not drawn against the investment limit. See Note 14: Accounts Receivable Securitization of the Notes to the unaudited interim Condensed Consolidated Financial Statements for further information.

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
The 2018 Credit Agreement bears interest at a variable interest rate that we may select pursuant to the terms of the 2018 Credit Agreement. As of September 30, 2021, the rate is equal to 1-month LIBOR plus 2.75%.
The 2018 First Lien Loan matures on August 21, 2025. The effective interest rate of the 2018 First Lien Loan is 3.0% as of September 30, 2021.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of September 30, 2021, the 2018 Credit Agreement amounted to $3.7 billion including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of the end of the September 30, 2021 and December 31, 2020.

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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of September 30, 2021 and December 31, 2020.
2020 Senior Secured Notes
On May 22, 2020 the Company issued $650.0 million of 6.75% senior secured notes due 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The 2020 Notes bear interest at 6.75% and mature on May 15, 2028. As of September 30, 2021, the effective interest rate of the 2020 Notes is 7.0%.
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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of September 30, 2021 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Offer letter, dated August 5, 2021, from Cushman & Wakefield plc to John Forrester (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2021).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: November 4, 2021
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021
/s/ Len Texter
Len Texter
Senior Vice President and Global Controller (Principal Accounting Officer)