Form 10-K
period 2021-12-31
Cushman & Wakefield plc
filed 2022-02-25
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐ .
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

The aggregate market value of the registrant's ordinary shares at June 30, 2021 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2021) held by those persons deemed by the registrant to be non-affiliates was approximately $2.4 billion. Ordinary shares held by each executive officer and director of the registrant and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2021 or had a contractual right to nominate a director have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2022, the number of ordinary shares outstanding was 224,547,712.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2022 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CUSHMAN & WAKEFIELD plc
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business Overview
Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is a leading global commercial real estate services firm with an iconic brand and approximately 50,000 employees led by an experienced executive team. We operate from over 400 offices in approximately 60 countries, managing over 4.8 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. We serve the world’s real estate owners and occupiers, delivering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets, and (iv) Valuation and other services. In 2021, 2020 and 2019, we generated revenues of $9.4 billion, $7.8 billion and $8.8 billion, respectively, and service line fee revenue of $6.9 billion, $5.5 billion and $6.4 billion, respectively.
Since 2014, we have built our company organically and through various mergers and acquisitions, giving us the scale and global footprint to effectively serve our clients’ multinational businesses. The result is a global real estate services firm with the iconic Cushman & Wakefield brand, steeped in over 100 years of leadership. In 2021, 2020 and 2019, we were named in the top three in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands.
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
Our Principal Services and Regions of Operation
We have organized our business, and report our operating results, through three geographic segments: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC") representing 75%, 12% and 13% of our 2021 total revenue and 71%, 14% and 15% of our 2021 service line fee revenue, respectively. Within those segments, we operate the following service lines: Property, facilities and project management; Leasing; Capital markets; and Valuation and other, representing 46%, 27%, 20% and 7% of our 2021 service line fee revenue, respectively.
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
By revenue, our largest country was the United States, representing 72%, 69% and 67% of revenue in the years ended December 31, 2021, 2020 and 2019, respectively, followed by Australia, representing 5%, 6% and 6% of revenue in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Capital Markets. We represent both buyers and sellers in real estate purchase and sales transactions, and arrange financing supporting purchases. Our services include investment sales and equity, debt and structured financing. Fees generated are linked to transactional volume and velocity in the commercial real estate market.
Our Capital markets fees are transactional in nature and generally earned at the close of a transaction as a percentage of the total value of the transaction.
Valuation and other. We provide valuations and advice on real estate debt and equity decisions to clients through the following services: appraisal management; investment management; valuation advisory; portfolio advisory; diligence advisory; dispute analysis and litigation support; financial reporting and property and/or portfolio valuation.
Fees are earned on both a contractual and transactional basis and are generally fixed based on the scope of the engagement.
Coronavirus Pandemic (COVID-19)
The COVID-19 pandemic has left an extraordinary impact on the world and its effects are still being realized across sectors and industries. Our commitment during this unprecedented time remains to our clients and to our 50,000 people who are working tirelessly to continue to deliver exceptional service and maintain operations in buildings we manage. We recognize all our employees for their dedication, but especially those janitors, tradespeople and building managers who continue to ensure buildings are clean, safe and operational during the pandemic.
As a result of Company-wide efforts, such as our COVID-19 executive task force, we have not experienced significant disruptions to date in our operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic. However, the circumstances surrounding COVID-19 at a global level remain fluid, especially given the uncertainty of potential future variants of the virus. We continue to monitor the circumstances in different regions across the globe and we may take future actions that could affect our business operations and performance.
Refer to Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Industry Overview and Market Trends
We operate in an industry where the increasing complexity of our clients’ real estate operations drives demand for high quality services providers. The sector is fragmented among regional, local and boutique providers.
Key drivers of revenue growth for the largest commercial real estate services providers are expected to include:
Occupier Demand for Real Estate Services. Occupiers are focusing on their core competencies and choosing to outsource commercial real estate services. Multiple market trends like globalization and changes in workplace strategy are driving occupiers to seek third-party real estate services providers as an effective means to reduce costs, improve their operating efficiency and maximize productivity. We believe large corporations generally prefer outsourcing to global firms with fully developed platforms that can provide all the commercial real estate services needed. Today, only three firms, including Cushman & Wakefield, are sufficiently positioned to meet those expectations.
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
Increasing Business Complexity Creates Opportunities for Technological Innovation. Organizations have become increasingly complex and are relying more heavily on technology and data to manage their operations. Large global commercial real estate services providers with leading technological capabilities are best positioned to capitalize on this trend by better serving their clients’ complex real estate services needs and gaining market share from smaller operators. In addition, integrated technology platforms can lead to margin improvements for the larger global providers with scale.
Our Competitive Strengths
We believe we are well positioned to capitalize on the growth opportunities and globalization trends in the commercial real estate services industry, even in these uncertain economic times brought forth by the COVID-19 pandemic. We attribute our position to the following competitive strengths:
Global Size and Scale. We believe multinational clients prefer to partner with real estate services providers with the scale necessary to meet their needs across multiple geographies and service lines. Often, this scale is a prerequisite to compete for complex global service mandates. We are one of three global real estate services providers able to deliver such services on a global basis. We have built a platform by investing in our people and technology to enable our approximately 50,000 employees to offer our clients services through an extensive network of over 400 offices across approximately 60 countries. This scale provides operational leverage, translating revenue growth into increased profitability.
Breadth of Our Service Offerings. We offer our clients a fully integrated commercial real estate services experience across Property, facilities and project management, Leasing, Capital markets, and Valuation and other services. These services can be bundled into regional, national and global contracts and/or delivered locally for individual assignments to meet the needs of a wide range of client types. Regardless of a client’s assignment, we view each interaction with our clients as an opportunity to deliver an exceptional experience by offering a full platform of services, while deepening and strengthening our relationships. Our comprehensive service offerings extend across all asset types including logistics, office, retail, healthcare, life sciences and multifamily. Our investment in Greystone further enhances our multifamily platform, offering our clients a full-service advisory experience. In addition, our investment in WeWork enhances our ability to service clients' flexible-space requirements, as well as providing technology offerings around tenant experience, giving our clients access to leading data and insights.
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
Our Iconic Brand. The history of our franchise and brand is one of the oldest and most respected in the industry. Our founding predecessor firm, DTZ, traces its history back to 1784 with the founding of Chessire Gibson in the U.K. Our brand, Cushman & Wakefield, was founded in 1917 in New York. Today, this pedigree, heritage and continuity of brand continues to be recognized by our clients, employees and the industry. From 2018 to 2021, we were named in the top three in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands. In addition, according to leading industry publications, we hold a top position in real estate sectors like U.S. industrial brokerage, U.S. retail brokerage and U.K. office brokerage, and have been consistently ranked among the International Association of Outsourcing Professionals’ top 100 outsourcing professional service firms. Forbes named Cushman & Wakefield a Best Employer for Women in the Americas in 2020 and 2021, and a Top Female Friendly Company globally in 2021. For the fourth consecutive year in 2021, we were recognized by Euromoney as the world’s best commercial real estate advisor and consultant.
Significant Recurring Revenue Resilient to Changing Economic Conditions. In 2021, our Property, facilities and project management service line, which is recurring and contractual in nature, generated 60% of our total revenue and 46% of our service line fee revenue. Additionally, services with high visibility including our Leasing and Valuation and other service lines generated 25% of our total revenue and 34% of our service line fee revenue in 2021. These revenue streams have provided greater stability to our cash flows and underlying business and have proven to be resilient to changing economic conditions, as well as beneficial to operations during the COVID-19 pandemic.
Top Talent in the Industry. For years, our people have earned a strong reputation by successfully executing on the most iconic and complex real estate assignments in the world. Because of this legacy of excellence, our leading platform and brand strength, we attract and retain top talent in the industry. We provide our employees with training and growth opportunities to support their ongoing success. In addition, we are focused on management development to drive strong operational performance and continuing innovation.
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
Recruit, Hire, and Retain Top Talent. We strive to attract, develop and retain the very best people through an inclusive culture, consistent talent measurement, and continually modernizing our people management processes. We believe our employees produce superior client results and position us to win additional business across our platform. Our real estate professionals come from a diverse set of backgrounds, cultures and expertise that creates a culture of collaboration and a tradition of excellence. We believe our people are the key to our business and we have instilled an atmosphere of collective success.
Expand Margins Through Operational Excellence. We have a demonstrated track record of expanding adjusted EBITDA margins beginning with the successful integration of our businesses stemming from the merger in 2014, followed by a strategic realignment of the Company in 2020 to better align our operating model to our service delivery offerings. We expect to continue to drive further margin expansion over time as we continuously improve our operating efficiency, through the application of proven and value-add technology, developing economies of scale and disciplined cost management. We view margin expansion as an important measure of productivity.
Leverage Breadth of Services to Provide Superior Client Outcomes. Our current scale and position create a significant opportunity for growth by delivering more services to existing clients across multiple service lines. Many of our clients realize more value by bundling multiple services, giving them access to global scale and better solutions through multidisciplinary service teams. As we continue to add depth and scale to our growing platform, we strive to deliver the value of the enterprise to each engagement by leveraging and sharing information to drive a seamless approach to client development and service delivery.
Continue to Deploy Capital Around Our In-fill M&A Strategy. We have an ongoing pipeline of potential acquisitions to improve our offerings to clients across geographies and service lines. We are highly focused on the effective execution of our acquisition strategy and have been successful at targeting, acquiring and integrating real estate services providers to broaden our geographic and specialized service capabilities. The opportunities offered by in-fill acquisitions and joint ventures are additive to our platform as we continue to grow our business. We expect to be able to continue to find, acquire and integrate acquisitions and other partnerships to drive growth and improve profitability, in part by leveraging our scalable platform and technology investments.
Deploy Technology to Improve Client Experience Through Data Driven Insights. We leverage our technology platform, workflow processes and key strategic partnerships to provide data driven insights to deliver value to our clients. Our systems and processes are scalable enabling us to efficiently onboard new businesses and employees without the need for significant additional capital investment in new systems. In addition, our investments in technology have helped us attract and retain key employees, enable productivity improvements that contribute to margin expansion, and have strongly positioned us to expand the number and types of service offerings we deliver to our key global customers. We have made significant investments to streamline and integrate these systems, which are now part of a fully integrated platform supported by an efficient back-office.

Competition
We compete across a variety of geographies, markets and service lines within the commercial real estate services industry. Each of the service lines in which we operate is highly competitive on a global, national, regional and local level. While we are one of the three largest global commercial real estate services firms as measured by service line fee revenue and workforce, our relative competitive position varies by geography and service line. Depending on the product or service, we face competition from other commercial real estate services providers, institutional lenders, in-house corporate real estate departments, investment banking firms, investment managers, accounting firms and consulting firms. Although many of our competitors across our larger service lines are smaller local or regional firms, they may have a stronger presence in certain markets. We are also subject to competition from other large national and multinational firms that have similar service competencies and geographic footprint to ours, including Jones Lang LaSalle Incorporated (NYSE: JLL) and CBRE Group, Inc. (NYSE: CBRE).
Corporate Information
Cushman & Wakefield plc is a public limited company organized under the laws of England and Wales. On August 6, 2018, Cushman & Wakefield plc closed the IPO of its ordinary shares. As the parent company, Cushman & Wakefield plc does not conduct any operations other than with respect to its direct and indirect ownership of its subsidiaries, and its business operations are conducted primarily out of its indirect operating subsidiary, DTZ Worldwide Limited, and its subsidiaries.
Our corporate headquarters are located at 225 West Wacker Drive, Chicago, Illinois. Our website address is www.cushmanwakefield.com. The information contained on, or accessible through, our website is not part of or incorporated into this Form 10-K. All reports required to be filed with the U.S. Securities and Exchange Commission ("SEC") are available and can be accessed through the Investor Relations section of our website.
Our History
We collectively refer to TPG Inc. (together with its affiliates, “TPG”), PAG Asia Capital (together with its affiliates, "PAG") and Ontario Teachers' Pension Plan Board ("OTPP") as our "Principal Shareholders." In 2014, our Principal Shareholders started our company in its current form, with the purchase of DTZ from UGL Limited. At the end of 2014, the Principal Shareholders acquired and combined Cassidy Turley with DTZ. In 2015, we completed our transformative growth with the acquisition of Cushman & Wakefield. The company was combined under the name Cushman & Wakefield in September 2015.
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
As part of the IPO, we underwent a restructuring from our former holding company, a Jersey limited company, DTZ Jersey Holdings Limited, to a public limited company organized under the laws of England and Wales named Cushman & Wakefield plc.
Our Owner and Occupier Clients
Our clients include a full range of real estate owners and occupiers, including tenants, investors and multinational corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies.
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
Human Capital Resources and Management
Cushman & Wakefield continues to place our people at the center of everything we do. We are committed to attracting, developing and retaining a highly qualified, diverse and dedicated workforce. As of December 31, 2021, we had approximately 50,000 employees worldwide - approximately 70% in the Americas, 19% in APAC, and 11% in EMEA. Our employees include management, brokers and other sales staff, administrative specialists, valuation specialists, maintenance, landscaping, janitorial and office staff and others. Our employees do not report being members of any labor unions, with the exception of approximately 8,000 employees, the substantial majority of whom are employed in facilities services. Costs related to approximately 39% of our employees are fully reimbursed by clients.
Learning and Development
We continue to build an inclusive workplace that fosters fair and equitable growth opportunities; focuses on the manager-employee relationship to drive operational performance; and provides our employees with learning and development opportunities to support their ongoing career progression. Cushman & Wakefield’s global Talent Management team supports employees’ career growth through learning programs and professional development while equipping leaders to empower and grow their teams through talent assessment, succession planning and performance reviews. We offer a full suite of learning and development activities through on-the-job training, e-learning, coaching, mentoring and instructor-led learning modules.

Diversity, Equity and Inclusion
Cushman & Wakefield is committed to advancing diversity, equity and inclusion ("DEI") in our organization and supporting an environment where our employees can be their authentic selves and do their best work. Our DEI mission is to evolve our culture of inclusion and belonging through a nurturing environment of curiosity, continuous learning and growth. We believe that having a diverse and thriving workforce enables new perspectives, creativity, better risk management and problem solving, leading to superior results for our people, clients, partners and shareholders.
Our DEI policies and practices in place have earned Cushman & Wakefield recognition by various organizations including Forbes’ Best Employers for Women, Human Rights Campaign Best Place to Work for LGBTQ+ Equality, and a Military Friendly® Employer in the U.S.
Compensation Structure
We provide a total rewards program that combines competitive pay, including fixed and variable pay, and incentive opportunities. In addition, we offer a comprehensive benefits program to help encourage employee health and support their physical, emotional and financial well-being.
Across our Property, facilities and project management, Leasing, Capital markets, and Valuation and other service lines our employees are compensated in different manners in line with common practices in their professional field and geographic region. Many of our real estate professionals in the Americas and in certain international markets work on a commission basis, particularly our Leasing and Capital markets professionals in the United States. Commissions are tied to the value of transactions and subject to fluctuation. Leasing and Capital markets real estate professionals in EMEA and APAC work on a salary basis, with an additional performance bonus based on a share of the profits of their business unit. Even within our geographic segments, our service lines employee base includes a mix of professional and non-salaried employees.
Additional information on our Human Capital Management practices will be included in the Proxy Statement for our 2022 Annual General Meeting of Shareholders.
Intellectual Property
We hold various trademarks and trade names worldwide, which include the “Cushman & Wakefield” and “DTZ” names. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “Cushman & Wakefield” name. We primarily operate under the “Cushman & Wakefield” name and have generally adopted a strategy of having our acquisitions transition to the “Cushman & Wakefield” name. We own numerous domain names and have registered numerous trademarks and/or service marks globally. With respect to the Cushman & Wakefield name, we have processed and continuously maintain trademark registration for this trade name in most jurisdictions where we conduct business. We obtained our most recent U.S. trademark registrations for the Cushman & Wakefield name and logo in 2017, and these registrations would expire in 2027 if we failed to renew them.
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
A number of our services, including the services provided by certain of our indirect wholly-owned subsidiaries in the U.S., the U.K., and elsewhere, are subject to regulation and oversight by the SEC, the Financial Industry Regulatory Authority ("FINRA"), the Financial Conduct Authority (U.K.), Companies House (U.K.) or other self-regulatory organizations and foreign and state regulators, and compliance failures or regulatory action could adversely affect our business. We could be required to pay fines, return commissions, have a license suspended or revoked or be subject to other adverse action if we conduct regulated activities without a license or violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change the way in which we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various obligations and we could become subject to claims by regulators and/or participants in real estate sales or other services claiming that we did not fulfill our obligations. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects us to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case. In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties.
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

Item 1A. Risk Factors
An investment in our ordinary shares involves risks and uncertainty, including, but not limited to, the risk factors described below. If any of the risks described below actually occur, our business, financial condition and results of operations could be materially and adversely affected. You should carefully consider the risks and uncertainties described below as well as our audited consolidated financial statements and the related notes ("Consolidated Financial Statements"), when evaluating the information contained in this Annual Report.
Risk Factors Summary
The material risks summarized in further detail below include those relating to:
Risks Related to Our Business and Operations
•general economic conditions and their potential impact on the commercial real estate market;
•the COVID-19 pandemic;
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
•our ability to comply with laws and regulations and any changes thereto;
•our ability to execute on our strategy for operational efficiency;
•the seasonal nature of portions of our business;
•our use of subcontractors;
•potential effects of climate change;
•environmental liabilities as a result of our role as a property or facility manager or developer of real estate;

Risks Related to Our Industry and the Macroeconomic Environment
•local, regional and global competition;
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
•the fact that the rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware;
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
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, changes in interest rates, the impact of tax and regulatory policies, the cost and availability of credit, the geopolitical environment, and global and regional demand for commercial real estate, including any decline in leasing activity and rental rates.
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
Our service lines could also suffer from political or economic disruptions (or the perception that such disruptions may occur) that affect interest rates or liquidity or create financial, market or regulatory uncertainty. For example, uncertainty over the long-term economic and trade relationship between the U.K and European Union may continue to adversely impact our business due to market and currency volatility and reduced economic activity.
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
The continued prevalence of the COVID-19 pandemic has continued to cause significant volatility, uncertainty and economic disruption. The extent to which COVID-19 continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (including the spread of new variants); the distribution and effectiveness of vaccines and treatment methods; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response thereto; the effect on our clients and client demand for our services; our ability to provide our services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services; and any closures of our and our clients’ offices and facilities.
In 2021, global supply chains experienced disruptions resulting directly or indirectly from the COVID-19 pandemic. These disruptions are generally outside of our control and, if the situation worsens, it could result in delays or higher costs for products and materials needed to provide our services, particularly in our Property, facilities and project management business. These and other inflationary pressures may increase the costs of providing our services and could harm our results of operations if these additional costs are not reimbursed by our clients. Further, as the COVID-19 pandemic has continued, many industries have experienced staffing shortages. Our future business operations may be disrupted if we are unable to hire and retain a sufficient number of adequately trained employees to operate our company.
Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.
We are dependent upon the retention of our Leasing and Capital markets professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, including our senior executive leadership, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is significant, and our industry is subject to a relatively high turnover of brokers and other key revenue producers, and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. As competition is significant for the services of such personnel, the expense of such incentives and bonuses may increase and we may be unable to attract or retain such personnel to the same extent that we have in the past. Any significant decline in, or failure to grow, our ordinary share price may result in an increased risk of loss of these key personnel. Furthermore, shareholder influence on our compensation practices, including our ability to issue equity compensation, may decrease our ability to offer attractive compensation to key personnel and make recruiting, retaining and incentivizing such personnel more difficult. In addition, risks associated with our recent reduction in headcount may be exacerbated if we are unable to retain qualified personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited and our business and operating results could suffer. See “—Our results of operations have been adversely affected and may continue to be materially adversely impacted by the coronavirus pandemic (COVID-19).”
Our growth has benefited significantly from acquisitions and joint ventures, which may not perform as expected, and similar opportunities may not be available in the future.
A significant component of our growth over time has been generated by acquisitions. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient funds from our cash on hand, cash flow from operations, existing debt facilities and additional indebtedness to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of the acquired businesses may prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination, transaction and deferred financing costs, among others. See “—Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.”
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
To a lesser degree, we have occasionally entered into strategic partnerships and joint ventures to conduct certain businesses or operate in certain geographies, and we will consider doing so in appropriate situations in the future. For example, in December 2021, we acquired a 40% stake in a strategic joint venture with Greystone to deliver multifamily advisory services and capital solutions to clients, and in January 2020, we entered into a strategic partnership with Vanke Service to jointly develop certain commercial real estate property and provide property and facilities management operation services in Greater China. Strategic partnerships and joint ventures have many of the same risk characteristics as acquisitions, particularly with respect to the due diligence and ongoing relationship with joint venture partners. In addition, we may not have the authority to direct the management and policies of a joint venture, particularly if we are the minority owner. If a joint venture participant acts contrary to our interests, it could harm our brand, business, results of operations and financial condition.
Our brand and reputation are key assets of our company and will be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, even if related to seemingly isolated incidents and whether or not factually correct, could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including the personal conduct of individuals associated with our brand, handling of client complaints, regulatory compliance (such as compliance with the FCPA, the U.K. Bribery Act and other anti-bribery, anti-money laundering and corruption laws), the use and protection of client and other sensitive information, and from actions taken by regulators or others in response to any such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.
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
We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified, as we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. For example, part of our strategy is to increase our revenues from existing clients which may lead to a greater concentration of revenues. Having an increasingly large and concentrated client base also can lead to greater or more concentrated risks if, among other possibilities, any such client (1) experiences its own financial problems; (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (3) decides to reduce its operations or its real estate facilities; (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (5) decides to change its providers of real estate services; or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers.
Competitive conditions, particularly in connection with large clients, may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations, and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.
A failure to appropriately address actual or perceived conflicts of interest could adversely affect our service lines.
Our company is a global business with different service lines and a broad client base and is therefore subject to numerous potential, actual or perceived conflicts of interests in the provision of services to our existing and potential clients. For example, conflicts may arise from our position as broker to both owners and tenants in commercial real estate lease transactions. In certain cases, we are also subject to fiduciary obligations to our clients. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, but these policies and procedures may not be adequate and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and we could lose clients if we fail, or appear to fail, to identify, disclose and appropriately address potential conflicts of interest or fiduciary obligations, which could have an adverse effect on our business, financial condition and results of operations. In addition, it is possible that in some jurisdictions, regulations could be changed to limit our ability to act for parties where conflicts exist even with informed consent, which could limit our market share in those markets. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.
Failure to maintain and execute information technology strategies and ensure that our employees adapt to changes in technology could materially and adversely affect our ability to remain competitive in the market.
Our business relies heavily on information technology, including on solutions provided by third parties, to deliver services that meet the needs of our clients. If we are unable to effectively execute and maintain our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services may be materially impaired. In addition, we make significant investments in new systems and tools to achieve competitive advantages and efficiencies. Implementation of such investments in information technology could exceed estimated budgets and we may experience challenges that prevent new strategies or technologies from being realized according to anticipated schedules. If we are unable to maintain current information technology and processes or encounter delays, or fail to exploit new technologies, then the execution of our business plans may be disrupted. Similarly, our employees require effective tools and techniques to perform functions integral to our business and failure to successfully provide such tools and systems, or ensure that employees have properly adopted them, could materially and adversely impact our ability to achieve positive business outcomes.
Failure to maintain the security of our information and technology networks, including personally identifiable and client information, intellectual property and proprietary business information, could significantly adversely affect us.
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks and via third-party cloud hosting providers, including proprietary business information and intellectual property of ours and that of our clients as well as personally identifiable information of our employees, contractors and vendors. The secure processing, maintenance and transmission of this information is critical to our operations.
Despite our security measures, and those of our third-party service providers, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions. An increasing number of companies have disclosed breaches of their information and technology networks, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect, and often are not recognized until launched against a target. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data, could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, harm our relationships with contractors and vendors, damage our reputation, result in the loss of a competitive advantage, impact our ability to provide timely and accurate financial data and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
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
The legislative and regulatory framework for privacy and data protection issues worldwide continues to evolve. We collect personal identifiable information (“PII”) and other data as part of our business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation, for example, imposes stringent data protection requirements and provides significant penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.
Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could damage our reputation and materially harm our operating results.
Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cyber-attacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. With respect to cyberattacks and viruses, these pose growing threats to many companies, and we have been a target and may continue to be a target of such threats, which could expose us to liability, reputational harm and significant remediation costs and cause material harm to our business and financial results. In addition, the operation and maintenance of our systems and networks is in some cases dependent on third-party technologies, systems and services providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays and loss, corruption or exposure of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, contractors and vendors, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, any such event could result in substantial recovery and remediation costs and liability to customers, business partners and other third parties. We have business continuity and disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities. A catastrophic event that results in the destruction or disruption of any of our third-party data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially adversely affected.
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
The buildings we manage for clients, which include some of the world’s largest office properties and retail centers, are used by numerous people daily. As a result, fires, earthquakes, tornadoes, hurricanes, floods, other natural disasters, epidemics or global health crises (including COVID-19), defects and terrorist attacks can result in significant damage to property and infrastructure as well as injury or loss of life, which could disrupt our ability to effectively manage client properties and have a negative effect on the valuation of such properties, and, to the extent we are held to have been negligent in connection with our management of such affected properties, we could incur significant financial liabilities and reputational harm. In addition, to the extent such disruptions impact global or regional economic conditions, the performance of our business could suffer, and our financial condition may be adversely affected.
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
We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our service lines. Brokerage of real estate sales and leasing transactions and the provision of valuation services requires us and our employees to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we and our employees fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. Our acquisition activity further increases these potential risks because we must successfully transfer and maintain the applicable licenses of such acquired entities and their staff, as appropriate.
A number of our services, including the services provided by certain of our indirect wholly-owned subsidiaries, particularly in the U.S. and the U.K., are subject to regulation or oversight by self-regulatory organizations and foreign and state regulators. Compliance failures or regulatory action could adversely affect our business. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.
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
As the size and scope of our business has increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing and other regulatory requirements and the possible loss resulting from non-compliance have increased. Further, new or revised legislation or rules and regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities, may have an adverse effect on our business, including increasing the costs of regulatory compliance or preventing us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. We are unable to predict how new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our service lines, financial condition, results of operations and prospects.
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
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. Historically, our revenue and operating income tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Also, we have historically relied on our internally generated cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our internally generated cash flow is seasonal and is typically lowest in the first quarter of the year, when revenue is lowest, and highest in the fourth quarter of the year, when revenue is highest. This seasonal variance between quarters makes it difficult to compare our financial condition and results of operations on a quarter-by-quarter basis. In addition, the seasonal nature of our internally generated cash flow can result in a mismatch with funding needs for working capital and ongoing capital expenditures, which we manage using available cash on hand and, as necessary, our revolving credit facility. We are therefore dependent on the availability of cash on hand and our debt facilities, especially in the first and second quarters of the year. Further, as a result of the seasonal nature of our business, political, economic or other unforeseen disruptions occurring in the fourth quarter that impact our ability to close large transactions may have a disproportionate effect on our financial condition and results of operations.
A failure by third parties to comply with service level agreements or regulatory or legal requirements could result in economic and reputational harm to us.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, cut costs and lower operational risks across our business and support functions. We have instituted a Global Vendor/Supplier Integrity Policy, which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors typically impose a contractual obligation to comply with our Vendor/Supplier Integrity Policy. In addition, we leverage technology and service providers to help us better screen vendors, with the aim of gaining a deeper understanding of the compliance, data privacy, health and safety, environmental and other risks posed to our business by potential and existing vendors. If our third parties do not meet contractual, regulatory and legal requirements, do not have the proper safeguards and controls in place, or appropriate oversight cannot be provided, we could be exposed to increased operational, regulatory, financial or reputational risks. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.
We face risks associated with the effects of climate change.
The physical effects of climate change could have a material adverse effect on our operations and business. To the extent climate change causes changes in weather patterns, certain regions where we operate could experience increases in storm intensity, extreme temperatures, rising sea-levels and/or drought. Over time, these conditions could result in declining demand for commercial real estate in those regions or result in increases in our operating costs and in the costs of managing client properties. Further, if we do not continue to develop and maintain effective strategies and solutions to help clients meet stricter environmental regulations or their own sustainability goals, we may not be able to compete effectively for certain business opportunities in the future. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
In addition, we have established certain emissions targets and other environmental goals. Failure to achieve such goals, or a perception (whether valid or invalid) of our failure to achieve such goals, could result in market, reputational, regulatory or liability risks, customer dissatisfaction, reduced revenue and profitability or shareholder lawsuits. If we are unable to achieve our environmental goals, our business and reputation may be adversely affected.
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
We compete across a variety of service lines within the commercial real estate services and investment industry, including Property, facilities and project management, Leasing, Capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of financing), Valuation and advisory on real estate debt and equity decisions. Although we are one of the largest commercial real estate services firms in the world as measured by 2021 revenue, our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography, property type or service line, we face competition from other commercial real estate services providers and investment firms, including outsourcing companies that have traditionally competed in limited portions of our Property, facilities and project management service line and have expanded their offerings from time to time, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms. Some of these firms may have greater financial resources allocated to a particular geography, property type or service line than we have allocated to that geography, property type or service line. In addition, future changes in laws could lead to the entry of other new competitors, such as financial institutions. Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis. We are further subject to competition from large national and multinational firms that have similar service and investment competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types or service lines that we serve. Beyond our two direct competitors, CBRE Group, Inc. and Jones Lang LaSalle Incorporated, the sector is highly fragmented amongst regional, local and boutique providers. Although many of our competitors across our larger product and service lines are smaller local or regional firms, they may have a stronger presence in their core markets than we do. In addition, disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively.
Furthermore, we are dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. Some agreements related to our Leasing service line may be rescinded without notice. In this competitive market, if we are unable to maintain long-term client relationships, our business, results of operations and/or financial condition may be materially adversely affected. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.
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
Additionally, due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results.
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

•greater difficulty in collecting accounts receivable or delays in client payments in some geographic regions;
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

Risks Related to Our Common Stock
We rely on our Principal Shareholders.
We have in recent years depended on our relationship with our Principal Shareholders to help guide our business plan. Our Principal Shareholders have significant expertise in operational, financial, strategic and other matters. This expertise has been available to us primarily through the representatives the Principal Shareholders have had on our board of directors.
Pursuant to a shareholders’ agreement we entered into with our Principal Shareholders in 2018, representatives of the Principal Shareholders have the ability to appoint five of the seats on our board of directors. As a result, Jonathan Coslet and Timothy Dattels have been appointed to our board of directors by TPG and Anthony Miller and Lincoln Pan have been appointed to our board of directors by PAG. In June 2021, Rajeev Ruparelia, a director nominated by OTPP under the shareholders' agreement, resigned as a member of our board of directors and OTPP advised us at that time that it waived further exercise of its director appointment rights. In the future, the Principal Shareholders may further elect to reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with them. Pursuant to the registration rights agreement we entered into with our Principal Shareholders in connection with our IPO, the Principal Shareholders have the right from time to time to require us to register their ordinary shares under the U.S. Securities Act of 1933, as amended (the "Securities Act") for sale into the public markets. If the Principal Shareholders exercise their registration rights and reduce their ownership in us pursuant to registered public offerings (as they did in March 2019, November 2019, June 2021, and August 2021), we could gradually lose their support, which may have adverse consequences on our business.

The Principal Shareholders have significant influence over us and decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.
As of December 31, 2021, the Principal Shareholders owned approximately 34% of our total ordinary shares outstanding. Pursuant to the shareholders’ agreement with our Principal Shareholders, the Principal Shareholders have the right to designate five of the seats on our board of directors (although in June 2021, OTPP advised us that it waived further exercise of its right to appoint one director under the shareholders' agreements). As a result, Jonathan Coslet and Timothy Dattels have been appointed to our board of directors by TPG and Anthony Miller and Lincoln Pan have been appointed to our board of directors by PAG. The Principal Shareholders thus have the ability to strongly influence our affairs and policies, including the approval of certain actions such as amending our articles of association, commencing bankruptcy proceedings and taking certain actions (including, without limitation, incurring debt, issuing shares, selling assets, repurchasing shares, paying dividends and engaging in mergers and acquisitions), appointing members of our management, issuing equity under our management incentive plans and any transaction that requires shareholder approval regardless of whether others believe that such change or transaction is in our best interests.
While the Principal Shareholders no longer hold a majority of our outstanding ordinary shares, with ownership of approximately 34% of the total ordinary shares outstanding, the Principal Shareholders still have the ability to strongly influence the vote in any election of directors, amend our articles of association or take other actions requiring the vote of our shareholders. This strong influence may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.
Additionally, the Principal Shareholders’ interests may not align with the interests of our other shareholders. The Principal Shareholders are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Principal Shareholders may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. See “—Certain of our directors have relationships with the Principal Shareholders, which may cause conflicts of interest with respect to our business.”
Certain of our directors have relationships with the Principal Shareholders, which may cause conflicts of interest with respect to our business.
Four of our eleven (11) directors are affiliated with the Principal Shareholders. These directors have fiduciary duties to us and, in addition, have duties to the applicable Principal Shareholder. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the affiliated Principal Shareholder, whose interests may be adverse to ours in some circumstances.
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
Additionally, the Principal Shareholders are in the business of making investments in companies and may currently hold, and may from time to time in the future acquire, controlling interests in businesses engaged in industries that complement or compete, directly or indirectly, with certain portions of our business. So long as the Principal Shareholders continue to indirectly own a significant amount of our equity, the Principal Shareholders will continue to be able to strongly influence our decisions.

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
As of December 31, 2021, we had 223.7 million ordinary shares outstanding. Of these outstanding ordinary shares, all of the ordinary shares sold in the IPO are freely tradable in the public market. All of our ordinary shares outstanding prior to the closing of the IPO, other than those sold in registered public offerings, and all of the ordinary shares sold in the private placement that closed concurrently with our IPO (the “Concurrent Private Placement”) are restricted securities as defined in Rule 144 under the Securities Act (“Rule 144”) and may be sold by the holders into the public market from time to time in accordance with and subject to Rule 144, including, where applicable, limitation on sales by affiliates under Rule 144. Refer to Note 1: Organization and Business Overview of our Consolidated Financial Statements for additional information on the Concurrent Private Placement.
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
Currently, we have 1.2 million shares and 1.3 million shares issuable upon the exercise of outstanding options that vest on time-based and performance-based criteria, respectively, 4.9 million and 2.5 million shares issuable upon vesting of RSUs that vest on time-based and performance-based criteria, respectively, and 14.3 million shares reserved for future grants under our equity incentive plans. Shares acquired upon the exercise of vested options or RSUs under our equity incentive plans may be sold by holders into the public market from time to time, in accordance with and subject to limitation on sales by affiliates under Rule 144. Sales of a substantial number of ordinary shares following the vesting of outstanding equity options or RSUs could cause the market price of our ordinary shares to decline.
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
We currently intend to retain future earnings, if any, for future operation, expansion and debt repayment and do not intend to pay any cash dividends for the foreseeable future. Under English law, any payment of dividends would be subject to relevant legislation and our articles of association, which provide that all dividends must be approved by our board of directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our 2018 First Lien Credit Agreement (as amended from time to time). Accordingly, investors must be prepared to rely on sales of their ordinary shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our ordinary shares. As a result, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for it.
Cushman & Wakefield plc, the parent company, is a holding company with nominal net worth. We do not have any assets apart from investment in subsidiaries or conduct any business operations. Our business operations are conducted primarily out of our indirect operating subsidiary, DTZ Worldwide Limited and its subsidiaries.
We are a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, DTZ Worldwide Limited. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See "Note 10: Long-Term Debt and Other Borrowings". Our 2018 First Lien Credit Agreement and the indenture governing the 2020 Notes impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable. In addition, our subsidiaries, including our indirect operating subsidiary, DTZ Worldwide Limited, are separate and distinct legal entities and have no obligation to make any funds available to us.
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
The credit agreement, dated as of August 21, 2018 (as amended on December 20, 2019 and January 30, 2020, the "2018 First Lien Credit Agreement"), which governs our $2.7 billion term loan (the "2018 First Lien Loan") and $1.0 billion revolving credit facility (the "Revolver"), imposes, and the terms of any future debt may impose, operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:
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
We have a substantial amount of indebtedness. As of December 31, 2021, our total debt was approximately $3.3 billion, nearly all of which consisted of the 2018 First Lien Loan and our 2020 Notes. As of December 31, 2021, we had $0.0 outstanding funds drawn under our Revolver.
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
In addition, the majority of our debt, including our 2018 First Lien Loan and the Revolver, bears interest at variable interest rates, including the London Interbank Offered Rate (“LIBOR”). On March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. IBA also ceased publishing 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. The Alternative Reference Rates Committee (ARCC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company or its borrowing costs.
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
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in Part I, Item 1A herein. We believe that these factors include, but are not limited to:
•disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve;
•disruptions to our business and to our clients' businesses caused by COVID-19;
•our ability to retain our senior management and attract and retain qualified and experienced employees;
•the inability of our acquisitions and joint ventures to perform as expected and the unavailability of similar future opportunities;
•the concentration of business with corporate clients;
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
•our reliance on our Principal Shareholders and the fact that the Principal Shareholders have significant influence over us and key decisions about our business;
•the seasonality of significant portions of our revenue and cash flow;
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

•the possibility that the rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware or that U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management; and
•the possibility that English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others or require shareholder approval for certain capital structure decisions.
The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report. The forward-looking statements made in this Annual Report are made only as of the date of this Annual Report. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices are located at 125 Old Broad Street, London, United Kingdom, EC2N 1AR, and our telephone number is +44 20 3296 3000.
We operate from over 400 company and affiliated offices in approximately 60 countries. We operate 233 offices in the Americas, 116 offices in EMEA and 53 offices in APAC.
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
We establish reserves in accordance with FASB guidance on Accounting for Contingencies should a liability arise that is both probable and reasonably estimable. We adjust these reserves as needed to respond to subsequent changes in events. Refer to Note 16: Commitments and Contingencies in our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
Our ordinary shares have been listed for trading on the NYSE under the symbol "CWK" since August 2, 2018. Prior to this, the share price was based off an internally calculated value developed based on the enterprise value of the Company. The approximate number of record holders of the Company's ordinary shares as of February 23, 2022 was 2. Because the majority of our ordinary shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Equity Compensation Plans
The information required by this item is incorporated by reference to the information appearing in the Proxy Statement for our 2022 Annual General Meeting of Shareholders.
Stock Performance Graph
The following graph shows our cumulative total shareholder return for the period beginning August 2, 2018, the day public trading of shares began, and ending on December 31, 2021. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and our industry peer groups.
The comparison below assumes $100 was invested on August 2, 2018 in our ordinary shares and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not necessarily indicative of future stock price performance. Our industry peer group is comprised of Jones Lang LaSalle Incorporated (NYSE: JLL) and CBRE Group, Inc. (NYSE: CBRE), global commercial real estate services companies publicly traded in the United States, as they represent our current primary competitors.

Comparison of Year-to-date Cumulative Total Return(1)
AMONG CUSHMAN AND WAKEFIELD PLC, THE S&P 500 INDEX(2), AND A PEER GROUP

$180
$160
$140
$120
$100
$80
$60
8/2/18
12/18
12/19
12/20
12/21
CWK
S&P 500
Peer Group

	8/2/18	12/18	12/19	12/20	12/21
CWK	100.00	81.25	114.77	83.27	124.87
S&P 500	100.00	88.67	113.94	132.85	168.58
Peer Group	100.00	77.09	117.28	97.65	174.8
(1) $100 invested on August 2, 2018 in stock or index-including reinvestment of dividends and adjustment for stock splits.
(2) Copyright © 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
On August 2, 2018, the Company successfully completed an initial public offering (the IPO), listing the firm on the New York Stock Exchange (NYSE: CWK). All periods presented after August 2, 2018 (the IPO) in the graph above are presented as of year-end.
This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the U.S. Securities Exchange Act, of 1934, as amended (the "Exchange Act"), except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under the Securities Act or under the Exchange Act.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.
As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A in this Annual Report. Our fiscal year ends December 31. With respect to presentation, all statements asserting an "increase" or "decrease" relate to changes from prior applicable periods of comparison.

Overview
Cushman & Wakefield is a leading global commercial real estate services firm with an iconic brand and approximately 50,000 employees led by an experienced executive team. We operate from over 400 offices in approximately 60 countries, managing over 4.8 billion square feet of commercial real estate space on behalf of institutional, corporate and private clients. We serve the world's real estate owners and occupiers, delivering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including Property, facilities and project management, Leasing, Capital markets and Valuation and other services.

Outlook and Recent Developments
In December 2021, we finalized our strategic investment of $500 million in Greystone, a leading commercial real estate finance company, acquiring a 40% interest in Greystone's Agency, FHA and Servicing businesses. This investment expands our presence in the multifamily sector and enables us to deliver best-in class advisory services and capital solutions to existing, joint and new clients of both firms nationwide. We expect this to be immediately accretive to our operating results.
In October 2021, we made a strategic investment of $150 million in WeWork, one of the leading global flexible space providers. This exclusive partnership is intended to provide clients with best-in class office operations by combining WeWork's proprietary hospitality and technology-enabled services with Cushman & Wakefield's industry leading asset and facilities management services.
Additionally, over the past two years, in connection with our strategic realignment of the business and other operating efficiency initiatives, we have: (1) streamlined the organization to better align with our service model, (2) enhanced our nimbleness and speed in the marketplace, (3) improved the efficiency of our operating units, and (4) optimized the business functions and back office.
Highlights from fiscal year 2021:
•Revenue of $9.4 billion was up 20% (18% local currency) from 2020. Service line fee revenue of $6.9 billion was up 26% (24% local currency) versus prior year as a result of the recovery in Leasing and Capital Markets.
•Net income and earnings per share for 2021 were $250.0 million and $1.12, respectively.
•Adjusted EBITDA was $886.4 million, up 76% (73% local currency). Adjusted EBITDA margin of 12.9% expanded nearly 365 basis points from the prior year.
•Achieved $125 million of gross savings in 2021 from operating efficiency initiatives.
•Generated strong cash flow from operations of $549.5 million for the year.

Impact of COVID-19
The ongoing presence of COVID-19 continues to present significant risks to the Company. Countries around the world continue to deploy public health and safety protocols by instituting quarantine measures, mandating business and school closures or restricting travel, all of which continue to impact the Company's operations. Our clients, and our employees who support them, have had to navigate an extremely fluid and ever-changing environment. The commercial real estate sector has shown resiliency during the pandemic, and we continue to see encouraging signs of recovery, as revenue across all segments and service lines increased as compared to 2020, including brokerage where revenue in 2021 exceeded pre-pandemic levels (2019). The extent to which the COVID-19 pandemic may impact our operations and financial results in the future will depend on evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and any further governmental actions or restrictions around the world.
Overall, we believe that we have sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flows and, as necessary, cash on hand and borrowings under our revolving credit facility, despite any uncertainty that persists related to the COVID 19-pandemic. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.8 billion as of December 31, 2021, comprising of cash and cash equivalents of $0.8 billion and an undrawn revolving credit facility of $1.0 billion.
The Company continues to monitor the circumstances and may take actions that could affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders. The circumstances surrounding COVID-19 at a global level remain fluid, and the potential for an adverse impact on the Company will continue as COVID-19 continues to impact economic activity in the United States and in other countries. Refer to Part I, Item 1A. “Risk Factors” for further information.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. We have identified all significant accounting policies in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. The following are the critical accounting policies where estimates and assumptions could materially affect the application of the policies.
Revenue Recognition
Revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services, in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), The Company enters into contracts and earns revenue from its Property, facilities and project management, Leasing, Capital markets and Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
A performance obligation is a promise in a contract to transfer a distinct service or a series of distinct services to the client and is the unit of account. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most service offerings are provided under agreements containing standard terms and conditions, which typically do not require any significant judgments about when revenue should be recognized. A limited number of recurring revenue arrangements and certain non-recurring revenue arrangements contain multiple performance obligations. The Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct service in the contract. The timing and amount of revenue recognition in a period could vary if different judgments were made.
Business Combinations, Goodwill and Other Intangible Assets
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, be recorded at their respective fair values as of acquisition date. Determination of the fair values of the assets and liabilities acquired requires estimates and the use of valuation techniques when market values are not readily available. Any excess of the cost of the business combination over the fair value of the net assets acquired is recognized as goodwill on the Consolidated Balance Sheets.
Goodwill is not amortized, but rather tested for impairment at least annually, typically in the fourth quarter. The Company will test more frequently if there are indicators of impairment or whenever business and economic circumstances change, suggesting the carrying value of goodwill may not be recoverable. These indicators may include sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others.

The Company performs impairment reviews at the reporting unit (“RU”) level. U.S. GAAP defines an RU as a component of an operating segment if the component constitutes a business, for which discrete financial information is available, and segment management regularly reviews the operating results of that component.
When evaluating these assets for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the RU is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the RU exceeds its carrying amount, then the goodwill impairment test becomes a quantitative analysis. If the fair value of an RU is determined to be greater than the carrying value of the RU, goodwill is recoverable, and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the RU, including goodwill, exceeds its fair value, limited to the total amount of the goodwill allocated to the reporting unit.
In determining the fair value of our RUs, the Company uses a discounted cash flow (“DCF”) model based on our most current forecasts. The Company discounts the related cash flow forecasts using the weighted average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our RUs and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry.
In 2021 and 2020, we performed our goodwill impairment evaluation over five reporting units, resulting in no impairment charges as the estimated fair value of each reporting unit exceeded its carrying value.
Finite lived intangible assets, such as customer relationships, are recognized through acquisitions and subject to amortization. The Company assesses, at least quarterly, qualitative indicators related to our finite lived intangible assets to determine if any events or circumstances indicate the carrying amount of the finite lived intangible is not recoverable. In the event certain circumstances indicate potential recoverability issues, a quantitative test is performed to determine whether the carrying amount exceeds its fair value, which is calculated as the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite lived intangible. If the Company is required to record impairment charges in the future, they could materially impact our results of operations. No material impairment charges related to finite lived intangible assets have been recorded for the years ended December 31, 2021 and 2020.
For additional discussion on goodwill and other intangible assets, see Note 6: Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
Contingencies
The Company defines a contingency as an existing condition that involves a degree of uncertainty as to a possible gain or loss that will ultimately be resolved when future events occur (or fail to occur). Under U.S. GAAP the Company is required to establish reserves for loss contingencies when the loss is probable and reasonably estimable. Furthermore, the Company must assess the likelihood of material adverse judgments or outcomes, as well as potential ranges and probability of losses. The Company determines the amount of reserves required, if any, for contingencies after diligently analyzing items individually. The required reserves may change due to new developments in each period. The Company does not recognize gain contingencies until the contingency is resolved completely and amounts due are probable of collection.
For additional discussion on contingencies, see Note 16: Commitments and Contingencies in the Consolidated Financial Statements.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors.
The Company bases the carrying values of liabilities and assets for income taxes currently payable and receivable on management’s interpretation of applicable tax laws and also incorporates management’s assumptions and judgments about using tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions and judgments in accounting for income taxes, especially those that deploy tax planning strategies, may result in different carrying values of income tax assets and liabilities and changes in our results of operations.
For additional discussion on income taxes, see Note 12: Income Taxes in the Consolidated Financial Statements.

Items Affecting Comparability
When reading our financial statements and the information included in this Annual Report, it should be considered that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations and that could affect future performance. We believe that the following material trends and uncertainties are important to understand the variability of our historical earnings and cash flows and any potential future variability.
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity; changes in interest rates; the impact of tax and regulatory policies; changes in employment rates; level of commercial construction spending; the cost and availability of credit; the impact of the COVID-19 global pandemic; demand for commercial real estate; and the geopolitical environment.
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
Acquisitions
Our results include the incremental impact of completed transactions from the date of acquisition, which may impact the comparability of our results on a year-over-year basis. Additionally, there is generally an adverse impact on net income for a period of time after the completion of an acquisition driven by transaction-related and integration expenses. We have historically used strategic and in-fill acquisitions and joint ventures to add new service capabilities, to increase our scale within existing capabilities and to expand our presence in new or existing geographic regions globally. We believe that strategic acquisitions and partnerships will increase revenue, provide cost synergies and generate incremental income in the long term.
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
In order to assist our investors and improve comparability of results, we present the year-over-year changes in certain of our non-GAAP financial measures, such as Fee-based operating expenses and Adjusted EBITDA, in "local" currency. The local currency change represents the year-over-year change assuming no movement in foreign exchange rates from the prior year. We believe that this provides our management and investors with a better view of comparability and trends in the underlying operating business.
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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2019 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as this discussion can be found in our 2020 Annual Report on Form 10-K filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations".
The following table sets forth items derived from our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$3,185.4	$2,969.7	7%	6%
Leasing	1,843.4	1,275.6	45%	43%
Capital markets	1,350.2	769.7	75%	74%
Valuation and other	512.1	450.8	14%	10%
Total service line fee revenue(1)	6,891.1	5,465.8	26%	24%
Gross contract reimbursables(2)	2,497.6	2,377.9	5%	4%
Total revenue	$9,388.7	$7,843.7	20%	18%

Costs and expenses:
Cost of services provided to clients	$4,950.8	$4,077.4	21%	18%
Cost of gross contract reimbursables	2,497.6	2,377.9	5%	4%
Total costs of services	7,448.4	6,455.3	15%	13%
Operating, administrative and other	1,226.7	1,120.8	9%	13%
Depreciation and amortization	172.1	263.6	(35)%	(36)%
Restructuring, impairment and related charges	44.5	57.1	(22)%	(24)%
Total costs and expenses	8,891.7	7,896.8	13%	11%
Operating income (loss)	497.0	(53.1)	n.m.	n.m.
Interest expense, net of interest income	(179.5)	(163.8)	10%	8%
Earnings from equity method investments	21.2	8.3	n.m.	n.m.
Other income, net	1.2	32.0	(96)%	(94)%
Earnings (loss) before income taxes	339.9	(176.6)	n.m.	n.m.
Provision for income taxes	89.9	43.9	105%	24%
Net income (loss)	$250.0	$(220.5)	n.m.	n.m.

Adjusted EBITDA	$886.4	$504.3	76%	73%
Adjusted EBITDA margin(3)	12.9%	9.2%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2021	2020
Net income (loss)	$250.0	$(220.5)
Add/(less):
Depreciation and amortization	172.1	263.6
Interest expense, net of interest income	179.5	163.8
Provision for income taxes	89.9	43.9
Unrealized loss on investments(1)	10.4	—
Integration and other costs related to merger(2)	32.4	64.0
Pre-IPO stock-based compensation(3)	5.4	19.2
Acquisition related costs and efficiency initiatives(4)	140.4	154.1
Other(5)	6.3	16.2
Adjusted EBITDA	$886.4	$504.3

(1) Represents an unrealized loss of $21.0 million related to our investment in WeWork, offset by unrealized gains of $10.6 million on other fair value investments during the year ended December 31, 2021. No unrealized gains or losses were recorded in the year ended December 31, 2020.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 13: Stock-Based Payments of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021 for additional information.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other includes COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office, which totaled $5.6 million and $15.6 million for the years ended December 31, 2021 and 2020, respectively.

Below is a summary of Total costs and expenses (in millions):

	Year Ended December 31,
	2021	2020
Americas Fee-based operating expenses	$4,281.8	$3,423.3
EMEA Fee-based operating expenses	864.7	792.9
APAC Fee-based operating expenses	891.8	763.1
Cost of gross contract reimbursables	2,497.6	2,377.9
Segment operating expenses:	8,535.9	7,357.2
Depreciation and amortization	172.1	263.6
Integration and other costs related to merger(1)	32.4	64.0
Pre-IPO stock-based compensation(2)	5.4	19.2
Acquisition related costs and efficiency initiatives(3)	139.6	176.6
Other(4)	6.3	16.2
Total costs and expenses	$8,891.7	$7,896.8

(1) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(2) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans. Refer to Note 13: Stock-Based Payments of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021 for additional information.
(3) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives to allow the Company to be a nimbler and more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(4) Other includes COVID-19 related items including contributions to the Global Employee Assistance Fund and preparation costs for employee return to office, which totaled $5.6 million and $15.6 million for the years ended December 31, 2021 and 2020, respectively.

Year ended December 31, 2021 compared to year ended December 31, 2020
Revenue
Revenue was $9.4 billion, an increase of $1,545.0 million or 20% compared to the year ended December 31, 2020. We generated strong revenue growth across all service lines including brokerage where revenue exceeded pre-pandemic levels. Revenue growth in Capital markets and Leasing of $580.5 million and $567.8 million, respectively, reflects the recovery of brokerage activity, particularly in the Americas led by the logistics and multifamily sectors. Revenue growth in Property, facilities and project management, Gross contract reimbursables and Valuation and other of $215.7 million, $119.7 million, and $61.3 million, respectively, reflects the continued stability of the business, along with owners and occupiers' reliance on and confidence in the Company’s industry leading capabilities and thought leadership during the pandemic recovery. Geographically, Americas, EMEA and APAC contributed 85%, 9% and 6%, respectively, of the consolidated revenue growth.
Costs of services
Costs of services of $7.4 billion increased $993.1 million or 15% compared to the year ended December 31, 2020. Cost of services provided to clients increased 18% on a local currency basis principally due to higher variable costs including commissions, annual bonuses for non-fee earners and direct labor, and higher compensation costs overall, as a result of the recovery of brokerage activity. Cost of gross contract reimbursables increased 5% driven by the continued stability and growth in our Property, facilities and project management service line. These increases were partially offset by operating efficiency initiatives. Total costs of services as a percentage of total revenue were 79% for 2021 as compared to 82% for 2020.
Operating, administrative and other
Operating, administrative and other expenses of $1.2 billion increased by $105.9 million compared to the year ended December 31, 2020, principally due to higher compensation costs and annual bonuses for non-fee earners. This increase was partially offset by operating efficiency initiatives. Overall, as a percentage of total revenue, operating, administrative and other costs were 13% for 2021 as compared to 14% for 2020.
Depreciation and amortization
Depreciation and amortization of $172.1 million decreased $91.5 million compared to the prior year due to the complete amortization of certain merger-related customer relationship intangibles that occurred in the third quarter of 2020.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $44.5 million, a decrease of $12.6 million or 22% compared to the year ended December 31, 2020. Severance and employment-related charges taken in connection with the Company's operating efficiency initiatives and strategic realignment of the business declined from the prior year by $29.6 million, partially offset by an increase in impairment charges of $15.2 million.
Interest expense, net
Net interest expense was $179.5 million, an increase of $15.7 million or 10% compared to the year ended December 31, 2020 primarily due to the issuance of the 2020 senior secured notes in the second quarter of 2020 and lower interest income in 2021.
Earnings from equity method investments
Earnings from equity method investments of $21.2 million increased by $12.9 million compared to the year ended December 31, 2020, due to the performance of our joint venture with Vanke Service in APAC, and earnings recognized from our joint venture with Greystone in the Americas which was finalized in December 2021.
Other income, net
Other income, net of $1.2 million decreased $30.8 million compared to the prior year. In 2020, we recognized a gain of $36.9 million as a result of the formation of the Cushman & Wakefield Vanke Service joint venture in APAC, which was partially offset by losses incurred from the disposal of holding companies in connection with the Company's strategic realignment of the business. In 2021, other income reflects dividend income partially offset by a net unrealized loss on fair value investments of $10.4 million.

Provision for income taxes
Provision for income taxes for 2021 was $89.9 million on the earnings before income taxes of $339.9 million. For 2020, the provision for income taxes was $43.9 million on a loss before income taxes of $176.6 million. The increase in tax expense from the prior year was primarily driven by higher pre-tax earnings, as well as the impact of benefits from establishing a valuation allowance in 2020.
Net income and Adjusted EBITDA
Net income of $250.0 million principally reflects the improvement of brokerage activity as Leasing and Capital markets revenue increased 43% and 74% on a local currency basis, respectively. Revenue in Property, facilities and project management and Valuation and other also increased by 6% and 10%, respectively.
Adjusted EBITDA of $886.4 million increased by $382.1 million or 73%, on a local currency basis, primarily due to the impact of revenue growth in all service lines, particularly Leasing and Capital markets, and $125 million of savings generated by operating efficiency initiatives. As a result, Adjusted EBITDA margin, measured against service line fee revenue of 12.9% for the year ended December 31, 2021, increased 365 basis points as compared to 9.2% in the year ended December 31, 2020.

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

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$2,221.9	$2,047.6	9%	8%
Leasing	1,392.8	942.6	48%	47%
Capital markets	1,110.9	589.9	88%	88%
Valuation and other	193.7	166.8	16%	16%
Total service line fee revenue(1)	4,919.3	3,746.9	31%	31%
Gross contract reimbursables(2)	2,096.0	1,960.2	7%	7%
Total revenue	$7,015.3	$5,707.1	23%	23%

Costs and expenses:
Americas Fee-based operating expenses	$4,281.8	$3,423.3	25%	25%
Cost of gross contract reimbursables	2,096.0	1,960.2	7%	7%
Segment operating expenses	$6,377.8	$5,383.5	18%	18%

Adjusted EBITDA	$647.0	$326.5	98%	98%
Adjusted EBITDA Margin(3)	13.2%	8.7%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Americas: Year ended December 31, 2021 compared to year ended December 31, 2020
Americas revenue was $7.0 billion, an increase of $1,308.2 million or 23% from the prior year. Revenue across all service lines increased, led by growth in Capital markets of 88% and Leasing of 48%.
Fee-based operating expenses of $4.3 billion increased 25% principally due to higher variable costs including commissions, direct labor and compensation associated with service line fee revenue growth. Fee-based operating expenses as a percentage of Total service line fee revenue was 87% in 2021 compared to 91% in 2020.
Adjusted EBITDA of $647.0 million increased $320.5 million or 98%, and resulted in margin expansion of 445 bps, driven by strong brokerage activity, as well as savings generated from operating efficiency initiatives.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$370.3	$375.6	(1)%	(5)%
Leasing	246.5	193.8	27%	23%
Capital markets	168.8	125.5	35%	32%
Valuation and other	190.9	170.8	12%	7%
Total service line fee revenue(1)	976.5	865.7	13%	9%
Gross contract reimbursables(2)	136.6	101.2	35%	30%
Total revenue	$1,113.1	$966.9	15%	11%

Costs and expenses:
EMEA Fee-based operating expenses	$864.7	$792.9	9%	5%
Cost of gross contract reimbursables	136.6	101.2	35%	30%
Segment operating expenses	$1,001.3	$894.1	12%	8%

Adjusted EBITDA	$117.9	$77.5	52%	50%
Adjusted EBITDA Margin(3)	12.1%	9.0%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

EMEA: Year ended December 31, 2021 compared to year ended December 31, 2020
EMEA revenue was $1.1 billion, an increase of $146.2 million or 15%. Setting aside the favorable impact of foreign currency of $31.9 million or 4%, EMEA revenue grew by 11% on a local currency basis. This growth was principally driven by Capital markets and Leasing, which increased 32% and 23%, respectively, on a local currency basis.
Fee-based operating expenses of $864.7 million increased 5% on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service line fee revenue growth. Fee-based operating expenses as a percentage of Total service line fee revenue was 89% in 2021 compared to 92% in 2020. This decline was principally driven by savings generated from operating efficiency initiatives.
Adjusted EBITDA of $117.9 million, an increase of $40.4 million or 50% on a local currency basis, reflects the impact of revenue growth in Capital markets and Leasing, as well as savings generated from operating efficiency initiatives.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$593.2	$546.5	9%	3%
Leasing	204.1	139.2	47%	41%
Capital markets	70.5	54.3	30%	27%
Valuation and other	127.5	113.2	13%	8%
Total service line fee revenue(1)	995.3	853.2	17%	12%
Gross contract reimbursables(2)	265.0	316.5	(16)%	(22)%
Total revenue	$1,260.3	$1,169.7	8%	2%

Costs and expenses:
APAC Fee-based operating expenses	$891.8	$763.1	17%	12%
Cost of gross contract reimbursables	265.0	316.5	(16)%	(22)%
Segment operating expenses	$1,156.8	$1,079.6	7%	2%

Adjusted EBITDA	$121.5	$100.3	21%	15%
Adjusted EBITDA Margin(3)	12.2%	11.8%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

APAC: Year ended December 31, 2021 compared to year ended December 31, 2020
APAC revenue was $1.3 billion, an increase of $90.6 million or 8%. Setting aside the favorable impact of foreign currency of $61.9 million or 6%, APAC revenue grew by 2% on a local currency basis. Leasing, Capital markets, and Valuation and other growth of 41%, 27% and 8%, respectively, on a local currency basis, was partially offset by a decline in Gross contract reimbursables of 22% on a local currency basis.
Fee-based operating expenses of $891.8 million increased 12% on a local currency basis principally due to higher variable costs including direct labor and compensation associated with service fee line revenue growth in Leasing and Capital markets, as well as the impact of a reduction of grants and subsidies received from governmental relief programs. Fee-based operating expenses as a percentage of Total service line fee revenue was 90% in 2021 compared to 89% in 2020.
Adjusted EBITDA of $121.5 million increased $21.2 million or 15% on a local currency basis, due to the impact of revenue growth in Leasing and Capital markets, as well as savings generated from operating efficiency initiatives.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our available credit facilities. Our primary uses of liquidity are operating expenses, acquisitions, investments, and debt payments.
While the continued impacts of COVID-19 remain uncertain, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. We continually evaluate opportunities to obtain, retire or restructure credit facilities or financing arrangements for strategic reasons or obtain additional financing to fund investments, operations and obligations, as we have done in the past, to further strengthen our financial position.
We have historically relied on our internally generated cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our internally generated cash flow is seasonal - typically lowest in the first quarter of the year, when revenue is lowest, and greatest in the fourth quarter of the year, when revenue is highest. The seasonal nature of our internally generated cash flow can result in a mismatch with funding needs, which we manage using available cash on hand and, as necessary, borrowings under our revolving credit facility.
In the absence of a large strategic acquisition or other extraordinary events, we believe our cash on hand, cash flow from operations and availability under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may seek to take advantage of opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we consider attractive.
As of December 31, 2021, the Company had $1.8 billion of liquidity, consisting of cash and cash equivalents of $0.8 billion and our undrawn revolving credit facility of $1.0 billion.
The Company's amounts outstanding under its 2018 First Lien Loan and its 2020 Notes were $2.6 billion and $0.6 billion, respectively, as of December 31, 2021, which net of cash and cash equivalents of $0.8 billion, provided for a net debt position of approximately $2.4 billion. The increase in net debt of approximately $310.8 million from December 31, 2020 principally reflects normal annual bonus payments in March of 2021, acquisitions completed this year and funding of the Company’s strategic realignment and operating efficiency initiatives.
Our level of indebtedness increases the possibility that we may be unable to pay the principal amount of our indebtedness and other obligations when due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. See "Risk Factors" included in Item 1A. Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the year ended December 31, 2021 were $53.8 million.
The Company is also party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of December 31, 2021, the Company had no outstanding balance drawn on the investment limit. The A/R Securitization terminates on August 20, 2022, unless extended or an earlier termination event occurs. Refer to Note 19: Accounts Receivable Securitization of the Notes to the Consolidated Financial Statements for further information.

Debt obligations. Our 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount, and matures in August 2025. As of December 31, 2021, the 2018 Credit Agreement bears interest at a variable interest rate of 1-month LIBOR plus 2.75%. As of December 31, 2021, the effective interest rate of the 2018 Credit Agreement was 3.1%. Because the 2018 Credit Agreement bears interest at a variable interest rate, the amount of expected future annual interest payments cannot be determined. Our 2020 Notes bear interest at a rate of 6.75% per annum, and expected annual interest payments would be approximately $43.9 million until the notes mature in May 2028.

Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use. As of December 31, 2021 the Company had operating lease obligations of $501.8 million, with $130.4 million due within 12 months. Refer to Note 15: Leases of the Notes to the Consolidated Financial Statements for further discussion.
Defined benefit plan obligations. Benefits to be paid out by our defined benefit plans will be funded from the assets held by these plans. If the assets these plans hold are not sufficient to fund these payments, we will fund the remaining obligations through available cash. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. We expect to contribute to our defined benefit pension plans in 2021. Refer to Note 11: Employee Benefits of the Notes to the Consolidated Financial Statements for further discussion.
Deferred and earn-out obligations. Our material cash requirements require long-term liquidity to facilitate the payment of obligations related to acquisitions. For the year ended December 31, 2021, we paid $7.0 million in cash consideration for our various acquisitions, net of cash acquired. Acquisitions are often structured with deferred and/or contingent payments in future periods that are subject to the passage of time, achievement of certain performance metrics and/or other conditions. As of December 31, 2021, the maximum potential payment for earn-outs was $27.5 million, subject to the achievement of certain performance conditions. The timing and amount of related payments cannot be determined due to their nature as estimates or outcomes having connection to future events. As of December 31, 2021, we had accrued total deferred consideration and contingent earn-outs payable of $8.9 million in Accounts payable and accrued expenses and $31.4 million in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Income tax liabilities. As of December 31, 2021, our current and non-current tax liabilities, including interest and penalties, totaled $140.4 million. Of this amount, we can reasonably estimate that $105.1 million will require cash settlement in less than one year. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $35.3 million.

Historical Cash Flows

	Year Ended December 31,
Cash Flow Summary	2021	2020
Net cash provided by (used in) operating activities	$549.5	$(38.2)
Net cash used in investing activities	(749.5)	(257.8)
Net cash (used in) provided by financing activities	(65.8)	571.9
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(8.0)	15.9
Total change in cash, cash equivalents and restricted cash	$(273.8)	$291.8

Operating Activities
We generated $549.5 million of cash from operating activities during the year ended December 31, 2021, an increase of $587.7 million compared to the year ended December 31, 2020, driven by an increase in net income of $470.5 million, primarily driven by increased demand for transactions services in the Company's brokerage service lines, as well as lower costs associated with the Company's strategic realignment of the business, principally severance related charges. For the year ended December 31, 2021 we used net working capital for operations of $35.8 million, as increases in accounts receivable and contract assets were partially offset by increases in accounts payable and accrued expenses, accrued commissions and accrued annual bonuses for non-fee earners.
Investing Activities
We used $749.5 million in cash for investing activities during the year ended December 31, 2021, which primarily reflects our strategic investments in Greystone and WeWork of $500 million and $150 million, respectively, and capital expenditures of $53.8 million.
Financing Activities
We used $65.8 million in cash for financing activities during the year ended December 31, 2021, a change of $637.7 million from the prior year, primarily driven by net proceeds generated from the issuance of the 2020 Notes.

Indebtedness
Refer to Note 10: Long-Term Debt and Other Borrowings and Note 9: Derivative Financial Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market and Other Risk Factors
Market Risk
The principal market risks we are exposed to are:
i.interest rates on debt obligations; and
ii.foreign exchange risk.
We manage these risks primarily by managing the amount, sources and duration of our debt funding and by using various derivative financial instruments such as interest rate hedges or foreign currency contracts. We enter into derivative instruments with trusted and diverse counterparties to reduce credit risk. These derivative instruments are strictly used for risk management purposes and, accordingly, are not used for trading or speculative purposes. Refer to Note 9: Derivative Financial Instruments and Hedging Activities of the Notes to Consolidated Financial Statements for additional information about interest rate and foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.
Interest Rates
We are exposed to interest rate volatility with regard to our 2018 First Lien Loan and revolving credit facility. We manage this interest rate risk by entering into interest rate derivative agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates.
Our 2018 First Lien Loan bears interest at an annual rate of 1-month LIBOR plus 2.75%, and our 2020 Notes bear interest at an annual fixed rate of 6.75%.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cushman & Wakefield plc and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the realizability of U.S. operating loss and disallowed interest carryforwards
As discussed in Note 12 of the consolidated financial statements, as of December 31, 2021, the Company had $28.9 million of United States (U.S.) operating loss and disallowed interest carryforwards, which are recorded as a deferred tax asset. The U.S. operating loss and disallowed interest carryforwards are $23.6 million and $5.3 million, respectively. Valuation allowances have been provided with regard to the tax benefit of certain U.S. operating loss and disallowed interest carryforwards, for which the Company has concluded that there is a greater than 50% likelihood that the U.S. operating loss and disallowed interest carryforwards will not be realized prior to their expiration dates.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s deferred tax asset valuation allowance process for U.S. operating loss and disallowed interest carryforwards, which includes the Company’s interpretation and application of the U.S. tax regulations to the timing of when taxable transactions will be recognized on future U.S. tax returns. We evaluated the Company’s projection of when transactions will be recognized as taxable income by reviewing the underlying transaction documents. In addition, we involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s interpretation and application of the relevant tax regulations and evaluated the estimated timing of when transactions will be recognized as taxable income.

/s/ KPMG LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cushman & Wakefield plc:

Opinion on Internal Control Over Financial Reporting
We have audited Cushman & Wakefield plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Chicago, Illinois
February 24, 2022

Cushman & Wakefield plc
Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$770.7	$1,074.8
Trade and other receivables, net of allowance of $72.2 million and $70.9 million, as of December 31, 2021 and 2020, respectively	1,446.0	1,301.6
Income tax receivable	30.0	43.5
Short-term contract assets, net	318.9	247.6
Prepaid expenses and other current assets	264.7	223.2
Total current assets	2,830.3	2,890.7
Property and equipment, net	194.6	235.9
Goodwill	2,081.9	2,098.0
Intangible assets, net	922.2	991.2
Equity method investments	641.3	114.9
Deferred tax assets	65.5	61.4
Non-current operating lease assets	413.5	438.2
Other non-current assets	741.1	507.6
Total assets	$7,890.4	$7,337.9
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$42.4	$39.7
Accounts payable and accrued expenses	1,106.2	1,054.4
Accrued compensation	976.3	720.5
Income tax payable	105.1	45.1
Other current liabilities	204.5	205.8
Total current liabilities	2,434.5	2,065.5
Long-term debt, net	3,220.5	3,235.7
Deferred tax liabilities	48.7	102.2
Non-current operating lease liabilities	394.6	405.6
Other non-current liabilities	343.5	433.3
Total liabilities	6,441.8	6,242.3
Commitments and contingencies (see Note 16)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 223,709,308 and 221,960,472 shares issued and outstanding at December 31, 2021 and 2020, respectively	22.4	22.2
Additional paid-in capital	2,896.6	2,843.4
Accumulated deficit	(1,278.2)	(1,528.2)
Accumulated other comprehensive loss	(193.0)	(242.7)
Total equity attributable to the Company	1,447.8	1,094.7
Non-controlling interests	0.8	0.9
Total equity	1,448.6	1,095.6
Total liabilities and shareholders' equity	$7,890.4	$7,337.9

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Revenue	$9,388.7	$7,843.7	$8,751.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	7,448.4	6,455.3	6,981.7
Operating, administrative and other	1,226.7	1,120.8	1,277.6
Depreciation and amortization	172.1	263.6	296.7
Restructuring, impairment and related charges	44.5	57.1	7.7
Total costs and expenses	8,891.7	7,896.8	8,563.7
Operating income (loss)	497.0	(53.1)	187.3
Interest expense, net of interest income	(179.5)	(163.8)	(150.6)
Earnings from equity method investments	21.2	8.3	2.6
Other income, net	1.2	32.0	3.5
Earnings (loss) before income taxes	339.9	(176.6)	42.8
Provision for income taxes	89.9	43.9	42.6
Net income (loss)	$250.0	$(220.5)	$0.2

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$1.12	$(1.00)	$0.00
Weighted average shares outstanding for basic earnings (loss) per share	223.0	220.8	217.7
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$1.10	$(1.00)	$0.00
Weighted average shares outstanding for diluted earnings (loss) per share	226.5	220.8	224.5

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$250.0	$(220.5)	$0.2
Other comprehensive income (loss), net of tax:
Designated hedge gains (losses)	74.7	(79.9)	(92.3)
Defined benefit plan actuarial gains (losses)	10.1	(9.0)	(1.1)
Foreign currency translation	(35.1)	89.0	5.0
Total other comprehensive income (loss)	49.7	0.1	(88.4)
Total comprehensive income (loss)	$299.7	$(220.4)	$(88.2)

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	216.6	$21.7	$2,791.2	$(1,298.4)	$13.9	$(163.4)	$(4.9)	$(154.4)	$1,360.1	$—	$1,360.1
Net income	—	—	—	0.2	—	—	—	—	0.2	—	0.2
Stock-based compensation	—	—	61.3	—	—	—	—	—	61.3	—	61.3
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.9	0.3	(31.8)	—	—	—	—	—	(31.5)	—	(31.5)
Share repurchase	—	—	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	—	—	—	5.0	—	5.0	5.0	—	5.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.1)	(1.1)	(1.1)	—	(1.1)
Unrealized loss on hedging instruments	—	—	—	—	(88.5)	—	—	(88.5)	(88.5)	—	(88.5)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(3.8)	—	—	(3.8)	(3.8)	—	(3.8)
Balance as of December 31, 2019	219.5	$22.0	$2,819.1	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	(220.5)	—	—	—	—	(220.5)	—	(220.5)
Adoption of new credit loss accounting standard	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—		—	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	42.0	—	—	—	—	—	42.0	—	42.0
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.5	0.2	(17.3)	—	—	—	—	—	(17.1)	—	(17.1)
Foreign currency translation	—	—	—	—	—	89.0	—	89.0	89.0	—	89.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(9.0)	(9.0)	(9.0)	—	(9.0)
Unrealized loss on hedging instruments	—	—	—	—	(111.3)	—	—	(111.3)	(111.3)	—	(111.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	31.4	—	—	31.4	31.4	—	31.4
Other activity	—	$—	$(0.4)	$—	$—	$—	$—	$—	$(0.4)	$—	$(0.4)
Balance as of December 31, 2020	222.0	22.2	2,843.4	(1,528.2)	(158.3)	(69.4)	(15.0)	(242.7)	1,094.7	0.9	1,095.6
Net income	—	—	—	250.0	—	—	—	—	250.0	—	250.0
Stock-based compensation	—	—	58.2	—	—	—	—	—	58.2	—	58.2
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.7	0.2	(5.0)	—	—	—	—	—	(4.8)	—	(4.8)
Foreign currency translation	—	—	—	—	—	(35.1)	—	(35.1)	(35.1)	—	(35.1)
Defined benefit plans actuarial gain	—	—	—	—	—	—	10.1	10.1	10.1	—	10.1
Unrealized gain on hedging instruments	—	—	—	—	33.5	—	—	33.5	33.5	—	33.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	41.2	—	—	41.2	41.2	—	41.2
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$250.0	$(220.5)	$0.2
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	172.1	263.6	296.7
Impairment charges	18.3	3.1	8.0
Unrealized foreign exchange loss (gain)	9.8	(5.3)	(3.2)
Stock-based compensation	58.2	42.0	61.3
Lease amortization	104.2	118.2	117.9
Amortization of debt issuance costs	9.4	10.0	4.4
Earnings from equity method investments, net of dividends received	(19.9)	(5.3)	0.8
Change in deferred taxes	(56.3)	17.8	(49.8)
Provision for loss on receivables and other assets	38.0	47.7	26.3
Other operating activities, net	1.5	(59.2)	(17.6)
Changes in assets and liabilities:
Trade and other receivables	(212.5)	191.5	(38.9)
Income taxes payable	91.5	(34.3)	27.0
Short-term contract assets and Prepaid expenses and other current assets	(105.2)	53.8	(154.9)
Other non-current assets	(63.5)	(4.3)	32.4
Accounts payable and accrued expenses	131.1	(156.2)	60.0
Accrued compensation	227.1	(183.6)	63.5
Other current and non-current liabilities	(104.3)	(117.2)	(164.8)
Net cash provided by (used in) operating activities	549.5	(38.2)	269.3
Cash flows from investing activities
Payment for property and equipment	(53.8)	(41.0)	(80.3)
Acquisitions of businesses, net of cash acquired	(7.0)	(108.7)	(275.9)
Investments in equity securities and equity method joint ventures	(688.9)	(14.6)	(4.5)
Return of beneficial interest in a securitization	—	(85.0)	—
Collection on beneficial interest in a securitization	—	—	85.0
Other investing activities, net	0.2	(8.5)	0.8
Net cash used in investing activities	(749.5)	(257.8)	(274.9)
Cash flows from financing activities
Net proceeds from issuance of shares	—	—	0.3
Shares repurchased for payment of employee taxes on stock awards	(8.6)	(18.9)	(31.8)
Payment of contingent consideration	(23.5)	(7.0)	(17.3)
Repayment of borrowings	(26.7)	(20.0)	(27.0)
Debt issuance costs	—	(22.7)	—
Proceeds from senior secured notes	—	650.0	—
Payment of finance lease liabilities	(13.4)	(14.0)	(11.5)
Other financing activities, net	6.4	4.5	(2.3)
Net cash (used in) provided by financing activities	(65.8)	571.9	(89.6)

Change in cash, cash equivalents and restricted cash	(265.8)	275.9	(95.2)
Cash, cash equivalents and restricted cash, beginning of the year	1,164.1	872.3	965.4
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(8.0)	15.9	2.1
Cash, cash equivalents and restricted cash, end of the year	$890.3	$1,164.1	$872.3
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
As of December 31, 2021, the Company operated from over 400 offices in approximately 60 countries with approximately 50,000 employees. The Company’s business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including Property, facilities and project management, Leasing, Capital markets and Valuation and other services. The Company primarily does business under the Cushman & Wakefield tradename.

Note 2: Summary of Significant Accounting Policies
a) Principles of Consolidation
The Company maintains its accounting records on the accrual basis of accounting and its Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, which include voting interest entities (“VOEs”) in which the Company has determined it has a controlling financial interest in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidations. All significant intercompany accounts and transactions have been eliminated in consolidation. When applying principles of consolidation, management will identify whether an investee entity is a variable interest entity (“VIE”) or a VOE. For VOEs, the Company consolidates the entity when it controls it through majority ownership and voting rights. The Company has determined that it does not have any material interests in VIEs. The Consolidated Financial Statements are presented in U.S. dollars.
Entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for using the equity method. The Consolidated Financial Statements include the Company’s share of the income and expenses and equity movements of investees accounted for under the equity method, after adjustments to align the accounting policies with those of the Company, from the date that significant influence or joint control commences until the date that significant influence ceases. When the Company’s share of losses exceeds its interest in an investee, the carrying amount of that interest (including any long-term loans) is reduced to zero and the recognition of further losses is discontinued, except to the extent that the Company has an obligation to make or has made payments on behalf of the investee. Refer to Note 7: Equity Method Investments for additional information.
The Company also holds investments in privately-held companies that are classified as equity securities which are not required to be consolidated. Investments in which the Company does not exert significant influence and for which readily determinable fair values are not available are accounted for at cost less any impairment in value. Refer to Note 18: Fair Value Measurements for additional information.
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
c) Revenue Recognition
Revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services, in accordance with ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"). The Company enters into contracts and earns revenue from its Property, facilities and project management, Leasing, Capital markets and Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
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
Leasing and Capital markets
The Company records commission revenue on real estate leases and sales at the point in time when the performance obligation is satisfied, which is generally upon lease execution or transaction closing. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). Under Topic 606 we accelerate the recognition of certain revenues that are based, in part, on future contingent events. For the revenues related to Leasing services, the Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The acceleration of the timing of revenue recognition also results in the acceleration of expense relating to the Company’s commission expense.
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
d) Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising costs of $45.8 million, $35.4 million and $49.8 million, respectively, were included in Operating, administrative and other expenses in the Consolidated Statements of Operations.
e) Debt Issuance Costs, Premiums and Discounts
Debt issuance costs, premiums and discounts are amortized into Interest expense over the term of the related loan agreements using the effective interest method. Debt issuance costs, premiums and discounts related to non-revolving debt are presented on the Consolidated Balance Sheets as a direct deduction from the carrying value of the associated debt liability. Debt issuance costs related to revolving credit facilities are presented on the Consolidated Balance Sheets as Other non-current assets.
Refer to Note 10: Long-Term Debt and Other Borrowings for additional information on debt issuance costs.
f) Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the new rate is enacted. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized in the future.
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
h) Restricted Cash
Restricted cash of $119.6 million and $89.3 million as of December 31, 2021 and 2020, respectively, is included within Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. These balances primarily consist of legally restricted deposits related to contracts entered with others, including clients, in the normal course of business.
i) Trade and Other Receivables
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
Accounts Receivable Securitization Program
In March 2017, the Company entered into a revolving trade accounts receivables securitization program, which it has amended periodically (“A/R Securitization“). The Company records the transactions as sales of receivables, derecognizes such receivables from its Consolidated Financial Statements and records a receivable for the deferred purchase price of such receivables.
Refer to Note 18: Fair Value Measurements and Note 19: Accounts Receivable Securitization for additional information about the A/R Securitization.
j) Property and Equipment
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

In addition, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that such assets are impaired, the impairment is recognized in the period the change occurs and represents the amount by which the carrying value exceeds the fair value.
k) Business Combinations, Goodwill and Other Intangible Assets
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all of the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, be recorded at their respective fair values as of acquisition date. Determination of the fair values of the assets and liabilities acquired requires estimates and the use of valuation techniques when market values are not readily available. Any excess of the cost of the business combination over the fair value of the net assets acquired is recognized as goodwill on the Consolidated Balance Sheets.
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
Goodwill is tested for impairment at least annually, typically in the fourth quarter. The Company will test more frequently if there are indicators of impairment or whenever business or economic circumstances change, suggesting the carrying value of goodwill may not be recoverable. The Company performs an impairment evaluation of goodwill to assess whether the fair value of a reporting unit (“RU”) is less than its carrying amount, by initially performing a qualitative assessment ("step zero"); the Company only proceeds to the quantitative impairment test if it is more likely than not that the fair value of the RU is less than its carrying amount. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the estimated fair value of a RU exceeds its carrying value, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company has elected an annual goodwill impairment assessment date of October 1, and for the impairment test performed on October 1, 2021, the Company concluded that there were no indications of impairment.
The Company assesses, at least quarterly, qualitative indicators related to definite-lived intangible assets, such as customer relationships, to determine if any events or circumstances indicate the carrying amount of the intangible asset is not recoverable. If certain circumstances indicate potential recoverability issues, a quantitative test is performed to determine whether the carrying amount exceeds its fair value. The Company records an impairment loss for intangible assets if the fair value of the asset is less than the asset’s carrying amount. No material impairments of intangible assets were recognized during any of the periods presented.
Refer to Note 6: Goodwill and Other Intangible Assets for additional information regarding the Company's intangible assets.
l) Accrued Claims and Contingencies
The Company is subject to various claims and contingencies related to lawsuits. A liability is recorded for claims, legal costs or other contingencies when the risk of loss is probable and reasonably estimable. The required reserves may change due to new developments in each period.
The Company self-insures for various risks, including workers’ compensation, general liability and medical in some jurisdictions. A liability is recorded for the Company’s obligations for both reported and incurred but not reported ("IBNR") insurance claims through assessments based on prior claims history. In addition, in the U.S., U.K. and Australia, the Company is self-insured against errors and omissions (“E&O”) claims through a primary insurance layer provided by its 100%-owned, consolidated, captive insurance subsidiary, Nottingham Indemnity, Inc., and an excess layer provided through a third-party insurance carrier. Refer to Note 16: Commitments and Contingencies for additional information.
m) Derivatives and Hedging Activities
From time to time, the Company enters into derivative financial instruments, including foreign exchange forward contracts and interest rate swaps, to manage its exposure to foreign exchange rate and interest rate risks. The Company views derivative financial instruments as a risk management tool and, accordingly, does not use derivatives for trading or speculative purposes. Derivatives are initially recognized at fair value at the date the derivative contracts are executed and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in the Consolidated Statements of Operations immediately unless the derivative is designated and effective as a hedging instrument, in which case hedge accounting is applied. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.
Hedge accounting is discontinued when the Company revokes the hedging relationship, when the hedging instrument expires or is sold, terminated or exercised, or when it no longer qualifies for hedge accounting. Any gain or loss recognized in Other comprehensive income (loss), net of applicable income taxes and accumulated in equity at that time, remains in equity and is recognized when the forecasted transaction is ultimately recognized in earnings. When a forecasted transaction is no longer expected to occur, the gain or loss accumulated in equity is recognized immediately in earnings.
Refer to Note 9: Derivative Financial Instruments and Hedging Activities for additional information on derivative instruments.
n) Foreign Currency Transactions
Foreign currency transactions are recorded in the functional currency at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the reporting date are recorded in the functional currency at the foreign exchange rate at that date, which may result in a foreign currency gain or loss.
Foreign currency gains or losses are recognized in the Consolidated Statements of Operations, except for differences arising on the retranslation of a financial liability designated as a hedge of the net investment in a foreign operation, or qualifying cash flow hedges, which are recognized in Other comprehensive income (loss) and accumulated within equity. For the years ended December 31, 2021, 2020 and 2019, foreign currency transactions resulted in a gain of $0.6 million, a loss of $0.5 million, and a gain of $5.9 million, respectively, which were recognized within Cost of services and Operating, administrative, and other expenses in the Consolidated Statements of Operations.
Foreign Currency Translation
The assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at the monthly average rates. Translation adjustments are included in Accumulated other comprehensive income (loss).
o) Leases
The Company enters into operating leases for real estate and equipment, such as motor vehicles and IT equipment. Leases are initially assessed at contract inception for whether the Company has the right to control the asset and are measured based on the present value of future minimum lease payments over the lease term beginning at the commencement date. The future minimum lease payments are typically discounted using an incremental borrowing rate derived from information available at the lease commencement date as our leases generally do not include implicit rates. The incremental borrowing rate is calculated based on our collateralized borrowing rate adjusted for jurisdictional considerations. The Non-current operating lease assets also include any lease payments made prior to the commencement date and are recorded net of any lease incentives. Leases typically have limited restrictions and covenants on the Company for incurring additional financial obligations. Rental payments are generally fixed, with no special terms or conditions; however, certain operating leases also include variable lease payments such as insurance, real estate taxes, and annual changes in the consumer price index (“CPI”). Additionally, the Company’s office leases may have options to extend or terminate the lease, the terms of which vary by lease; however, these options are not reasonably certain of being exercised, and the option periods are not considered in the calculation of the Non-current operating lease asset or the operating lease liability. The Company generally only enters into subleases for its real estate leases, with the terms of the subleases consistent with those of the underlying lease.
Lease expense for operating leases is recognized on a straight-line basis over the lease term in Operating, administrative and other in the Consolidated Statements of Operations. Operating lease assets are included in Non-current operating lease assets, and operating lease liabilities are included in Other current liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance lease assets and liabilities are immaterial and included in Property and Equipment, net, and in Short-term borrowings and current portion of long-term debt, and Long-term debt in the Consolidated Balance Sheets, respectively.

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
The Company assesses lease assets for impairment whenever events or changes in circumstances indicate that the carrying value of the lease asset may not be recoverable. If this assessment indicates that such assets are impaired, the impairment is recognized in the period the changes occur and represent the amount by which the carrying value exceeds the fair value. Refer to Note 15: Leases for additional information on leases.
p) Share-based Payments
The Company grants stock options and restricted stock awards to employees and non-employees under the Amended and Restated 2018 Omnibus Management Share and Cash Incentive Plan and the 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan (collectively, the "2018 Omnibus Plans") and, prior to the IPO, the Company granted awards under the Management Equity Investment and Incentive Plan ("MEIP"). For the time-based awards, the grant date fair value is recognized as compensation expense using the straight-line vesting method over the vesting period, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. For the performance-based awards, the grant date fair value is recognized as compensation expense as the awards vest based on the achievement of performance and market conditions, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. Refer to Note 13: Stock-Based Payments for additional information on the Company's stock-based compensation plans.
q) Recently Issued Accounting Pronouncements
The Company has adopted the following new accounting standards that have been recently issued:
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (together with all subsequent amendments, ("Topic 326")), which replaced the previous U.S. GAAP that required an incurred loss methodology for recognizing credit losses and delayed recognition until it was probable a loss had been incurred. Topic 326 replaced the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. Trade and other receivables and contract assets are presented on the Consolidated Balance Sheets net of estimated expected credit losses.
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
Financial Instruments
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323. This ASU discusses that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the first quarter of 2021 and the adoption did not have a material impact on our financial statements and related disclosures.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance effective July 1, 2020, with an immaterial impact to its financial statements and related disclosures.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires certain disclosures when companies (a) have received government assistance and (b) use a grant or contribution accounting model by analogy to other accounting guidance. A company that has received government assistance must provide disclosures related to the nature of the transaction, accounting policies used to account for the transaction, and the amounts and line items on the financial statements that are affected by the transaction. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company plans to adopt effective for fiscal years beginning after December 15, 2021 and apply the guidance within the ASU prospectively. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.

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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, and other items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
Summarized financial information by segment is as follows (in millions):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 v 2020	2020 v 2019
Total Revenues
Americas	$7,015.3	$5,707.1	$6,172.1	23%	(8)%
EMEA	1,113.1	966.9	1,038.2	15%	(7)%
APAC	1,260.3	1,169.7	1,540.7	8%	(24)%
Total Revenues	$9,388.7	$7,843.7	$8,751.0	20%	(10)%

Adjusted EBITDA
Americas	$647.0	$326.5	$499.8	98%	(35)%
EMEA	117.9	77.5	100.4	52%	(23)%
APAC	121.5	100.3	124.2	21%	(19)%
Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA - Americas	$647.0	$326.5	$499.8
Adjusted EBITDA - EMEA	117.9	77.5	100.4
Adjusted EBITDA - APAC	121.5	100.3	124.2
Add/(less):
Depreciation and amortization	(172.1)	(263.6)	(296.7)
Interest expense, net of interest income	(179.5)	(163.8)	(150.6)
Provision for income taxes	(89.9)	(43.9)	(42.6)
Unrealized loss on investments	(10.4)	—	—
Integration and other costs related to merger	(32.4)	(64.0)	(112.5)
Pre-IPO stock-based compensation	(5.4)	(19.2)	(43.9)
Acquisition related costs and efficiency initiatives	(140.4)	(154.1)	(56.1)
Other	(6.3)	(16.2)	(21.8)
Net income (loss)	$250.0	$(220.5)	$0.2
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$6,771.0	$5,423.9	$5,861.5
Australia	452.8	456.4	556.6
United Kingdom	420.6	323.3	396.2
All other countries	1,744.3	1,640.1	1,936.7
Total	$9,388.7	$7,843.7	$8,751.0

Note 4: Earnings Per Share
Earnings (Loss) per Share ("EPS") is calculated by dividing the Net earnings or loss attributable to shareholders by the weighted average shares outstanding. As the Company was in a loss position for the year ended December 31, 2020, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.
Potentially dilutive securities of approximately 2.1 million for the year ended December 31, 2020 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Basic EPS
Net income (loss) attributable to shareholders	$250.0	$(220.5)	$0.2
Weighted average shares outstanding for basic earnings (loss) per share	223.0	220.8	217.7
Basic earnings (loss) per common share attributable to shareholders	$1.12	$(1.00)	$0.00
Diluted EPS
Net income (loss) attributable to shareholders	$250.0	$(220.5)	$0.2
Weighted average shares outstanding for basic earnings (loss) per share:	223.0	220.8	217.7
Dilutive effect of restricted stock units	2.5	—	5.3
Dilutive effect of stock options	1.0	—	1.5
Weighted average shares outstanding for diluted earnings (loss) per share	226.5	220.8	224.5
Diluted earnings (loss) per common share attributable to shareholders	$1.10	$(1.00)	$0.00

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Year Ended December 31, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$4,298.1	$503.4	$858.0	$5,659.5
Leasing	At a point in time	1,408.5	247.7	204.1	1,860.3
Capital markets	At a point in time	1,114.2	168.9	70.5	1,353.6
Valuation and other	At a point in time or over time	194.5	193.1	127.7	515.3
Total revenue		$7,015.3	$1,113.1	$1,260.3	$9,388.7

		Year Ended December 31, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,993.3	$474.5	$862.9	$5,330.7
Leasing	At a point in time	954.9	194.2	139.2	1,288.3
Capital markets	At a point in time	592.0	125.4	54.3	771.7
Valuation and other	At a point in time or over time	166.9	172.8	113.3	453.0
Total revenue		$5,707.1	$966.9	$1,169.7	$7,843.7

		Year Ended December 31, 2019
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,723.2	$412.8	$1,141.0	$5,277.0
Leasing	At a point in time	1,519.0	251.5	180.3	1,950.8
Capital markets	At a point in time	746.9	182.2	104.6	1,033.7
Valuation and other	At a point in time or over time	183.0	191.7	114.8	489.5
Total revenue		$6,172.1	$1,038.2	$1,540.7	$8,751.0

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
As of December 31, 2021 and 2020, the Company had contract assets of $337.4 million and $257.9 million, respectively, and $71.1 million and $38.2 million, respectively, which were recorded in Short-term contract assets, net and Other non-current assets, respectively, in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the Company also recorded contract asset allowances of $18.5 million and $10.3 million, respectively, within Short-term contract assets, net.
As of December 31, 2021 and 2020, the Company had contract liabilities of $62.8 million and $42.8 million, respectively, which were recorded in Accounts payable and accrued expenses in the Consolidated Balance Sheets. Contract liabilities as of December 31, 2021 and 2020 were reduced by $451.2 million and $608.3 million, respectively, due to revenue recognition criteria being satisfied.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2021 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2019	$1,417.1	$282.2	$269.8	$1,969.1
Acquisitions	83.4	26.5	—	109.9
Disposals	—	—	(25.2)	(25.2)
Effect of movements in exchange rates and other	1.7	18.6	23.9	44.2
Balance as of December 31, 2020	$1,502.2	$327.3	$268.5	$2,098.0
Acquisitions	9.0	—	—	9.0
Effect of movements in exchange rates and other	—	(10.1)	(15.0)	(25.1)
Balance as of December 31, 2021	$1,511.2	$317.2	$253.5	$2,081.9

Portions of goodwill are denominated in currencies other than the U.S. dollar, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the years ended December 31, 2021 and 2020 and adjusted the provisional goodwill amounts recognized.
For the years ended December 31, 2021, 2020 and 2019, the annual impairment assessment of goodwill has been completed resulting in no impairment charges, as the estimated fair value of each of the identified reporting units was in excess of its carrying value.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of December 31, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,380.7	(1,009.0)	371.7
Other intangible assets	2 - 13	17.3	(12.8)	4.5
Total intangible assets		$1,944.0	$(1,021.8)	$922.2

		As of December 31, 2020
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,390.1	(952.9)	437.2
Other intangible assets	2 - 13	17.4	(9.4)	8.0
Total intangible assets		$1,953.5	$(962.3)	$991.2
Amortization expense was $66.2 million, $144.9 million and $187.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated annual future amortization expense for each of the years ending December 31, 2022 through December 31, 2026 is $63.4 million, $59.2 million, $47.6 million, $45.0 million and $41.3 million, respectively.
No material impairments of intangible assets were recorded for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7: Equity Method Investments
On December 3, 2021, the Company finalized a strategic joint venture with Greystone, acquiring a 40% interest in Greystone's multifamily agency origination and servicing platform for approximately $504.0 million. The Company concluded this investment does not represent a variable interest entity, and will account for the investment under the equity method.
On January 6, 2020, the Company formed a new asset services joint venture with Vanke Service, a leading Chinese real estate service provider, and a subsidiary of China Vanke Co. ("Cushman & Wakefield Vanke Service"). The Company owns a 35% interest in this joint venture and accounts for its investment under the equity method. The Company recognized a gain of $36.9 million upon formation of the joint venture, which has been recorded in Other income, net in the Consolidated Statement of Operations. The gain was calculated as the difference between the fair value of the consideration transferred and the carrying amount of the former subsidiary's assets and liabilities.
As of December 31, 2021 and 2020, the Company had investments classified under the equity method of accounting of $641.3 million and $114.9 million, respectively. As of December 31, 2021, aggregate assets from equity method investments exceeded 10% of the Company's consolidated assets. Accordingly, the Company is disclosing aggregated summarized financial data for its equity method investments for all periods presented in the Consolidated Financial Statements. Such aggregated summarized financial data does not represent the Company's proportionate share of the equity method investment assets or earnings.
The following tables summarize the combined financial information for our equity method investments, based on the most recent and sufficiently timely financial information available to the Company as of the respective reporting dates and periods.

	As of December 31,
(in millions)	2021	2020
Total assets	$2,666.7	$496.5
Total liabilities	2,044.2	345.4

	Year Ended December 31,
(in millions)	2021	2020	2019
Total revenues	$966.2	$668.4	$52.5
Operating income	74.0	41.0	9.6
Net income	63.4	28.1	9.5
The Company did not record any other-than-temporary impairment charges on equity method investments during the periods presented.
Note 8: Property and Equipment
Property and equipment consist of the following (in millions):

	As of December 31,
	2021	2020
Software	$243.4	$225.6
Plant and equipment	107.5	121.9
Leasehold improvements	225.1	229.4
Equipment under finance lease	75.7	60.4
Software under development	15.7	14.5
Construction in progress	13.1	11.1
	680.5	662.9
Less: Accumulated depreciation	(485.9)	(427.0)
Total property and equipment, net	$194.6	$235.9

Depreciation and amortization expense associated with property and equipment was $105.9 million, $118.7 million and $109.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9: Derivative Financial Instruments and Hedging Activities
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
As of December 31, 2021, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of December 31, 2021 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2021 and 2020, there were $83.6 million and $157.0 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 10: Long-Term Debt and Other Borrowings for discussion of these agreements. During the next twelve months, the Company estimates that pre-tax losses of $33.9 million will be reclassified to Interest expense on the Consolidated Statements of Operations.

Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. There were losses of $1.6 million, gains of $2.7 million, and losses of $0.9 million included in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, the Company had 19 and 17 foreign currency exchange forward contracts outstanding covering a notional amount of $642.7 million and $611.7 million, respectively. As of December 31, 2021 and 2020, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of December 31, 2021 and 2020 (in millions):

		December 31, 2021		December 31, 2020
	December 31, 2021	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,423.6	$—	$84.0	$—	$163.9
Non-designated:
Foreign currency forward contracts	642.7	0.9	1.1	2.5	1.1
The fair value of interest rate swaps is included within Other non-current liabilities in the Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Consolidated Balance Sheets. The Company does not net derivatives in the Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive Loss (Gain)
Year Ended December 31, 2019
Interest rate cash flow hedges	(13.3)	88.5	3.8	79.0
	$(13.3)	$88.5	$3.8	$79.0
Year Ended December 31, 2020
Interest rate cash flow hedges	79.0	111.3	(31.4)	158.9
	$79.0	$111.3	$(31.4)	$158.9
Year Ended December 31, 2021
Interest rate cash flow hedges	158.9	(33.5)	(41.2)	84.2
	$158.9	$(33.5)	$(41.2)	$84.2

(1) Amount is net of related income tax expense of $0.0 million, $0.0 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2) Amount is net of related income tax expense of $1.8 million, $2.8 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Losses of $39.4 million and $28.6 million and gains of $6.9 million were reclassified into earnings during the years ended December 31, 2021, 2020 and 2019, respectively, relating to interest rate hedges and were recognized in Interest expense on the Consolidated Statements of Operations.

Note 10: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of December 31,
	2021	2020
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $25.8 million and $32.5 million, respectively	$2,593.8	$2,613.7
2020 Senior Secured Notes, net of unamortized issuance costs due 2028 of $9.2 million and $10.6 million, respectively	640.8	639.4
Finance lease liability	23.2	19.0
Notes payable to former stockholders	0.2	0.3
Total	3,258.0	3,272.4
Less: current portion of long-term debt	(37.5)	(36.7)
Total long-term debt, net	$3,220.5	$3,235.7
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
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2021, the rate is equal to 1-month LIBOR plus 2.75% as a result of the refinancing. The 2018 First Lien Loan matures on August 21, 2025. As of December 31, 2021, the effective interest rate of the 2018 First Lien Loan was 3.1%.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. As of December 31, 2021, the 2018 Credit Agreement amounted to $3.7 billion including a $1.0 billion Revolver. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of December 31, 2021 and December 31, 2020.
Borrowings under the Revolver, if any, bear interest at our option, at rates varying from 2.75% to 2.00% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement).
The Revolver also includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of December 31, 2021 and 2020, the Company had issued letters of credit with an aggregate face value of $33.1 million and $63.0 million, respectively. These letters of credit were issued in the normal course of business.
The Revolver is also subject to a commitment fee. The commitment fee varies based on the Company's First Lien Net Leverage Ratio. The Company was charged $3.6 million, $3.0 million, and $2.7 million of commitment fees during the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of December 31, 2021 and December 31, 2020.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.8% as of December 31, 2021.

Note 11: Employee Benefits
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
Defined contribution plan expense was $34.3 million, $39.6 million and $38.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The net asset for defined benefit plans is presented within Other non-current assets and is comprised of the following (in millions):

	As of December 31, 2021	As of December 31, 2020
Present value of funded obligations	$(215.3)	$(243.3)
Fair value of defined benefit plan assets	248.9	255.4
Net asset	$33.6	$12.1

The Company has no legal obligation to settle liabilities, if any, with an immediate contribution or an additional one-off contribution. The Company intends to continue to contribute to its defined benefit plans at a rate in line with the latest recommendations provided by the plans’ actuaries and trustees.
Total employer contributions expected to be paid for the year ending December 31, 2022 for the U.K. defined benefit plans are $5.1 million.

Changes in the net asset/liability for defined benefit plans were as follows (in millions):

	As of December 31, 2021	As of December 31, 2020
Change in pension benefit obligations:
Balance at beginning of year	$(243.3)	$(209.2)
Service cost	(0.4)	(0.4)
Interest cost	(2.9)	(4.1)
Actuarial losses	17.2	(32.5)
Benefits paid	11.6	10.5
Foreign exchange movement	2.5	(7.6)
Balance at end of year	(215.3)	(243.3)

Change in pension plan assets:
Balance at beginning of year	255.4	223.9
Actual return on plan assets	(3.4)	28.9
Employer contributions	11.0	5.2
Benefits paid	(11.6)	(10.4)
Foreign exchange movement	(2.5)	7.8
Balance at end of year	248.9	255.4

Over funded status at end of year	$33.6	$12.1
Total amounts recognized in the Consolidated Statements of Operations were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Service and other cost	$(0.4)	$(0.4)	$(0.3)
Interest cost	(2.9)	(4.1)	(5.2)
Expected return on assets	5.7	6.1	7.9
Settlement loss	(0.4)	(0.3)	—
Amortization of net loss	(0.2)	—	(0.1)
Net periodic pension benefit	$1.8	$1.3	$2.3
Total amounts recognized in Accumulated other comprehensive loss were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cumulative actuarial losses at beginning of year	$(5.5)	$(1.3)	$(3.4)
Actuarial gains (losses) recognized during the period, net of tax(1)	8.0	(3.9)	2.2
Amortization of net loss	0.2	—	0.1
Foreign exchange movement	0.2	(0.3)	(0.2)
Cumulative actuarial gains (losses) at end of year	$2.9	$(5.5)	$(1.3)
(1) Actuarial gains (losses) recognized are reported net of tax (expense) benefit of $(0.6) million, $0.6 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	Year Ended December 31,
Principal actuarial assumptions	2021	2020	2019
Discount rate	1.5%	1.6%	2.4%
Expected return on plan assets	2.1%	2.5%	3.4%
The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. A lower discount rate would increase the present value of the benefit obligation. Other changes in actuarial assumptions, such as plan participants’ life expectancy, can also have a material impact on the net benefit obligation.
The investment strategies are set by the independent trustees of the plans and are established to achieve a reasonable balance between risk and return and to cover administrative expenses, as well as to maintain funds at a level to meet any applicable minimum funding requirements. The actual asset allocations as of December 31, 2021 and 2020 approximate each plan’s target asset allocation percentages and are consistent with the objectives of the trustees, particularly in relation to diversification, risk, expected return and liquidity. The weighted average plan assets allocations as of December 31, 2021 and 2020 by asset category was as follows:

Major categories of plan assets:	2021	2020
Equity instruments	8%	33%
Debt, cash and other instruments	92%	67%
Total - Major categories of plan assets	100%	100%

Plan assets of $202.8 million and $237.5 million were held within instruments whose fair values can be readily determinable, but do not have regular active market pricing (Level 2) as of December 31, 2021 and 2020, respectively. Assets include marketable equity securities in both U.K. and U.S. companies, including U.S. and non-U.S. equity funds. Debt securities consist of mainly fixed income bonds, such as corporate or government bonds. For certain funds, the assets are valued using bid-market valuations provided by the funds’ investment managers. The plans do not invest directly in property occupied by the Company or in financial securities issued by the Company.
In addition, plans assets of $46.1 million and $11.1 million as of December 31, 2021 and 2020, respectively, were held within instruments whose fair values can be readily determinable through observable, quoted prices in active markets (Level 1), and these assets consist primarily of cash. As of December 31, 2020, plan assets of $6.8 million were held within instruments with unobservable inputs (Level 3), including private credit funds.
Expected future benefit payments for the defined benefit pension plans are as follows (in millions):

Payment
2022	$8.2
2023	8.7
2024	8.9
2025	8.8
2026	8.9
From 2027 to 2031	45.7

Note 12: Income Taxes
The significant components of earnings (loss) before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$228.6	$(217.3)	$(38.6)
Other countries	111.3	40.7	81.4
Earnings (loss) before income taxes	$339.9	$(176.6)	$42.8

	Year Ended December 31,
	2021	2020	2019
United States federal:
Current	$62.7	$(15.2)	$17.4
Deferred	(21.7)	(23.2)	(14.6)
Total United States federal income taxes	41.0	(38.4)	2.8
United States state and local:
Current	31.0	3.8	13.4
Deferred	(26.6)	9.4	(19.5)
Total United States state and local income taxes	4.4	13.2	(6.1)
All other countries:
Current	53.2	48.7	57.9
Deferred	(8.7)	20.4	(12.0)
Total all other countries income taxes	44.5	69.1	45.9
Total provision for income taxes	$89.9	$43.9	$42.6

Differences between income tax expense reported for financial reporting purposes and tax expense computed based upon the application of the United States federal tax rate to the reported earnings (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of effective tax rate
Earnings (loss) before income taxes	$339.9	$(176.6)	$42.8
Taxes at the statutory rate	71.4	(37.1)	9.0
Adjusted for:
State taxes, net of the federal benefit	(1.5)	(9.4)	(2.9)
Other permanent adjustments	20.4	19.5	19.3
Foreign tax rate differential	(0.3)	(6.3)	0.3
Change in valuation allowance	20.2	61.8	(9.7)
Impact of repatriation	—	(1.0)	12.0
Uncertain tax positions	2.2	4.4	4.3
Deferred tax inventory	(1.4)	9.8	4.5
Impact of restructuring	—	—	6.0
Tax credits	(6.8)	—	—
Other, net	(14.3)	2.2	(0.2)
Provision for income taxes	$89.9	$43.9	$42.6

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2021	2020
Deferred tax assets
Liabilities	$209.9	$182.1
Property, plant and equipment	6.1	—
Deferred expenditures	20.3	28.2
Employee benefits	150.2	88.1
Tax losses / credits	211.6	225.5
Intangible assets	16.1	17.4
Other	—	10.1
Deferred tax assets	614.2	551.4
Less: valuation allowance	(228.0)	(250.9)
Net deferred tax assets	$386.2	$300.5

Deferred tax liabilities
Property, plant and equipment	$—	$(9.2)
Intangible assets	(267.6)	(244.0)
Income recognition	(3.0)	(6.8)
Right-of-use asset	(92.3)	(81.2)
Other	(6.5)	—
Total deferred tax liabilities	(369.4)	(341.2)
Net deferred tax assets (liabilities)	$16.8	$(40.7)

The Company had total valuation allowances of $228.0 million and $250.9 million as of December 31, 2021 and 2020, respectively, as it was determined that it was more likely than not that certain deferred tax assets may not be realized. These valuation allowances relate to tax loss carryforwards, other tax attributes and temporary differences that are available to reduce future tax liabilities in jurisdictions including but not limited to U.S., U.K., France and Brazil.
The total amount of gross unrecognized tax benefits was $27.2 million and $32.4 million as of December 31, 2021 and 2020, respectively. It is reasonably possible that unrecognized tax benefits could change by approximately $5.5 million during the next twelve months. Accrued interest and penalties related to uncertain tax positions are included in the tax provision. The Company accrued interest and penalties of $10.7 million and $9.8 million as of December 31, 2021 and 2020, respectively, net of federal and state income tax benefits as applicable. The provision for income taxes includes expense for interest and penalties (release of interest and penalties) of $0.9 million, $1.2 million and $(1.5) million in 2021, 2020 and 2019 respectively, net of federal and state income tax benefits as applicable.
Changes in the Company’s unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2021	2020	2019
Beginning of year	$32.4	$26.9	$23.5
Increases from prior period tax positions	—	6.0	5.4
Decreases from prior period tax positions	—	(0.2)	(0.8)
Decreases from statute of limitation expirations	(3.1)	(3.4)	—
Increases from current period tax positions	4.5	3.6	4.7
Decreases relating to settlements with taxing authorities	(6.6)	(0.5)	(5.9)
End of year	$27.2	$32.4	$26.9
The Company is subject to income taxation in various U.S. states and foreign jurisdictions. Generally, the Company’s open tax years include those from 2008 to the present, although audits by taxing authorities for more recent years have been completed or are in process in several jurisdictions. As of December 31, 2021, the Company is under examination in U.S., Germany, Hungary, India, Malaysia, China, Australia, and Thailand.
As of December 31, 2021 and 2020, the Company has accumulated $7.5 billion and $5.6 billion of undistributed earnings, respectively. These earnings do not meet the indefinite reinvestment criteria because the Company does not intend to permanently reinvest such earnings. A deferred tax liability of $15.9 million as of December 31, 2021 relates to income taxes and withholding taxes on potential future distributions of cash balances in excess of working capital requirements.
As of December 31, 2021 and 2020, the Company had available operating loss carryforwards of $199.2 million and $211.8 million, respectively, which will begin to expire in 2022, and foreign tax credit carryforwards of $11.7 million and $12.2 million, respectively. The Company also had a U.S. interest expense disallowance carryforward of $5.3 million and $22.9 million as of December 31, 2021 and 2020, respectively, which has an indefinite carryforward.
The change in deferred tax balances for operating loss carryovers from 2020 to 2021 includes increases from current year losses and decreases from current year utilization. The jurisdictional location of the operating loss carryforward is broken out as follows:

	As of December 31, 2021	Range of expiration dates
United States	$23.6	2022 - Indefinite
All other countries	175.6	2022 - Indefinite
Total	$199.2
Valuation allowances have been provided regarding the tax benefit of certain net operating loss, interest expense disallowance, and tax credit carryforwards, for which it has been concluded that it is more likely than not that the deferred tax asset will not be realized. Management assesses the positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over a three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.
In 2021, the valuation allowances were reduced on some jurisdictions' net operating losses and deferred tax assets due to the utilization or expiration of those losses and three-year cumulative income, including but not limited to Australia and the U.S. However, the Company increased historical valuation allowances for other jurisdictions due to continued losses, additional deferred tax assets and legislative changes including but not limited to the U.K. Based on these considerations, the Company's net valuation allowance decreased in 2021 by $22.9 million.

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
Time-Based Options
Time-based options vest over the requisite service period, which is generally between two years to five years. The compensation cost related to time-based options is recognized over the requisite service period using the straight-line vesting method. There were no time-based options granted between 2019 and 2021.

The tables below summarize the Company’s outstanding time-based stock options (in millions, except for per share amounts):

	Time-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	3.3	$11.23	6.8	$11.8
Exercised	(0.6)	10.05
Forfeited	(0.1)	11.19
Outstanding as of December 31, 2019	2.6	$11.51	5.9	$24.3
Exercised	(0.2)	10.90
Forfeited	(0.1)	13.15
Outstanding as of December 31, 2020	2.3	$11.50	4.9	$9.1
Exercised	(1.0)	10.53
Forfeited	(0.1)	14.20
Outstanding as of December 31, 2021	1.2	$12.08	4.1	$12.1
Exercisable as of December 31, 2021	1.1	$11.84	4.0	$11.8

Total recognized compensation cost related to these stock option awards was $0.0 million, $0.5 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total unrecognized compensation cost related to non-vested time-based option awards was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.1 years.
Performance-Based Options
Vesting of the performance-based options is triggered by both a performance condition (a change in control or a liquidity event as defined in the award agreement) and a market condition (attainment of specified returns on capital invested by the majority stockholder). In November 2018, all outstanding options were modified to include an additional market condition trigger connected to the Company's share price. Vesting may be accelerated if certain return levels are achieved within defined time frames. There were no performance-based options granted between 2019 and 2021.
The tables below summarize the Company’s outstanding performance-based stock options (in millions, except for per share amounts):

	Performance-Based Options
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1.5	$11.48	6.9	$4.5
Forfeited	(0.1)	10.87
Outstanding as of December 31, 2019	1.4	$11.64	5.9	$12.0
Forfeited	(0.0)	12.14
Outstanding as of December 31, 2020	1.4	$11.62	4.9	$4.2
Forfeited	(0.1)	9.08
Outstanding as of December 31, 2021	1.3	$11.71	3.9	$13.6
Exercisable as of December 31, 2021	—	$—	—	$—

As of December 31, 2021 and 2020, the compensation cost for performance-based options was fully recognized. For the year ended December 31, 2019, total recognized compensation cost related to these stock option awards was $11.0 million.

Restricted Stock Units
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
In the first quarter of 2019, 2020 and 2021, the Company granted 1.8 million, 1.6 million and 2.7 million TBRSUs, respectively, to a select group of management and employees. Throughout the remainder of 2019, 2020 and 2021, an additional 0.1 million, 0.6 million and 0.1 million TBRSUs, respectively, were granted. The compensation cost for these grants will be recognized over a requisite service period of between 3 to 4 years.
As of December 31, 2021, the Company does not have any outstanding share awards that are classified as liability as all shares granted have been determined to be equity instruments and are recorded into equity based on the straight-line vesting method noted above.
Performance-based RSUs ("PBRSUs") contain certain performance and market conditions, as defined in the award agreements, and vest upon the satisfaction of such performance targets during the defined performance periods.
In 2019, 2020 and 2021, the Company granted 0.4 million, 0.6 million and 1.0 million PBRSUs, respectively, to a select group of management and employees. Of the 2019 and 2020 grants, 50% were margin accretion-based and 50% were Total Shareholder Return ("TSR") based. Of the 2021 grants, 75% were Strategic Cost Efficiency ("SCE") based and 25% were margin accretion-based.
As the margin accretion-based and SCE-based PBRSUs contain performance conditions, their fair value was equal to the fair value of an ordinary share on the grant date. The Company considered the achievement of the margin accretion-based and SCE-based awards' performance conditions to be probable and therefore began recognizing expense for all such awards as of the grant date.
As the TSR-based PBRSUs contain a market condition, their fair value at grant date was determined using a Monte Carlo simulation model, which used the following assumptions:

	2021 (none granted)	2020	2019
Stock price	$—	$16.87	$17.85
Time to maturity	0.0 years	2.8 years	3.0 years
Risk-free interest rate	—%	1.1%	2.4%
Historical volatility rate	—%	26.5%	27.4%
Correlation coefficients	—%	30.0%	24.0%
TSR starting factor	—	1.0	1.0
Dividend yield	—%	—%	—%
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
The fair value of the PBRSUs granted during the year ended December 31, 2021 ranged from $15.48 to $16.33 for SCE-based and margin-accretion based awards. The fair value of the PBRSUs granted during the years ended December 31, 2020 and 2019 ranged from $16.87 per margin-accretion based award to $19.05 per TSR-based award and $17.85 per margin-accretion based award to $21.43 per TSR-based award, respectively.

The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Unvested as of December 31, 2018	7.8	$14.63	0.7	$15.94
Granted	1.9	17.78	0.4	19.64
Vested	(3.9)	17.41	—	—
Forfeited	(0.1)	16.55	—	—
Unvested as of December 31, 2019	5.7	$15.63	1.1	$17.08
Granted	2.2	15.39	0.6	17.25
Vested	(3.5)	14.63	(0.1)	17.29
Forfeited	(0.3)	17.29	(0.1)	18.70
Unvested as of December 31, 2020	4.1	$15.73	1.5	$17.04
Granted	2.8	$16.38	1.0	$16.28
Vested	(1.7)	14.45	—	—
Forfeited	(0.3)	16.77	(0.0)	18.78
Unvested as of December 31, 2021	4.9	$16.61	2.5	$16.72

The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Year Ended December 31,			Unrecognized at December 31, 2021
	2021	2020	2019
Time-Based RSUs	$39.5	$37.4	$43.4	$47.3
Performance-Based RSUs	19.4	4.0	1.9	8.6
Co-Investment RSUs	—	0.1	0.4	—
Total RSU stock-based compensation cost	$58.9	$41.5	$45.7	$55.9

The total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted average period of approximately 2.0 years.

Note 14: Restructuring
In February 2020, the Company announced operating efficiency initiatives primarily consisting of severance and employment-related costs due to reductions in headcount, which were actioned in 2020 and materially completed in 2021. The Company recognized restructuring charges of $23.1 million and $52.7 million during the years ended December 31, 2021 and 2020, respectively, for these operating efficiency initiatives.
The following table details the Company’s severance and employment-related restructuring activity for the years ended December 31, 2021 and 2020 (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total
Balance as of December 31, 2019	$1.2	$—	$1.2
Restructuring Charges:
Americas	19.8	11.0	30.8
EMEA	16.3	—	16.3
APAC	5.6	—	5.6
Total Restructuring Charges	41.7	11.0	52.7
Payments and Other:
Americas	(16.0)	(10.2)	(26.2)
EMEA	(11.7)	—	(11.7)
APAC	(5.2)	—	(5.2)
Total Payments and Other	(32.9)	(10.2)	(43.1)
Balance as of December 31, 2020	$10.0	$0.8	$10.8
Restructuring Charges:
Americas	4.7	9.2	13.9
EMEA	8.6	—	8.6
APAC	0.6	—	0.6
Total Restructuring Charges	13.9	9.2	23.1
Payments and Other:
Americas	(6.1)	(10.0)	(16.1)
EMEA	(12.8)	—	(12.8)
APAC	(0.7)	—	(0.7)
Total Payments and Other	(19.6)	(10.0)	(29.6)
Balance as of December 31, 2021	$4.3	$—	$4.3
As of December 31, 2021, approximately $4.3 million was recorded as Other current liabilities in the Consolidated Balance Sheets. As of December 31, 2020, $8.3 million and $2.5 million were recorded as Other current liabilities and Other non-current liabilities, respectively, in the Consolidated Balance Sheets.

Note 15: Leases
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$135.7	$152.1	$152.7

Finance lease cost:
Amortization of assets	$12.8	$13.9	$11.7
Interest on lease liabilities	0.2	0.4	0.6
Total finance lease cost	$13.0	$14.3	$12.3

Variable lease cost	$36.1	$36.0	$30.4
Sublease income	$11.1	$11.5	$12.2
Supplemental balance sheet information related to leases was as follows (in millions):

	As of December 31, 2021	As of December 31, 2020
Operating Leases
Non-current operating lease assets	$413.5	$438.2

Other current liabilities	107.2	114.5
Non-current operating lease liabilities	394.6	405.6
Total operating lease liabilities	$501.8	$520.1

Finance Leases
Property and equipment, gross	$75.7	$60.5
Accumulated depreciation	(54.8)	(43.2)
Property and equipment, net	$20.9	$17.3

Short-term borrowings and current portion of long-term debt	$11.0	$10.0
Long-term debt	12.2	9.0
Total finance lease liabilities	$23.2	$19.0

Weighted Average Remaining Lease Term (in years)
Operating leases	5.5 years	5.4 years
Finance leases	5.7 years	3.7 years
Weighted Average Discount Rate
Operating leases	4.9%	5.8%
Finance leases	4.5%	4.8%
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2022	$130.4	$11.0
2023	115.3	8.5
2024	103.3	4.2
2025	71.6	0.8
2026	55.6	0.1
Thereafter	96.8	—
Total lease payments	573.0	24.6
Less imputed interest	71.2	1.4
Total	$501.8	$23.2
As of December 31, 2021, we have operating leases that have not yet commenced for approximately $12.3 million. These operating leases will commence in 2022 with lease terms ranging from 3.0 years to 7.3 years.
Refer to Note 20: Supplemental Cash Flow Information for supplemental cash flow information and non-cash activity related to our operating and finance leases.

Note 16: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 7.0 years and maximum potential future payments of approximately $45.0 million in the aggregate, with none of these guarantees being individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.
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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, contingent liabilities recorded within Other current liabilities were $106.5 million and $91.7 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $19.5 million and $21.0 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. As of December 31, 2021 and 2020, E&O and other claims were $40.2 million and $39.5 million, respectively, and workers’ compensation liabilities were $85.8 million and $73.2 million, respectively, included within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances as of December 31, 2021 and 2020 totaling $6.3 million and $4.6 million, respectively.

Note 17: Related Party Transactions
Receivables from affiliates
As of December 31, 2021 and 2020, the Company had receivables from affiliates of $42.5 million and $34.4 million and $205.9 million and $187.8 million that are included in Prepaid expenses and other current assets and Other non-current assets, respectively, in the Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 18: Fair Value Measurements
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
There were no significant transfers between the three levels of the fair value hierarchy for the years ended December 31, 2021 and 2020. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company's Consolidated Financial Statements for the year ended December 31, 2020.
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
The estimated fair value of external debt was $3.3 billion and $3.3 billion as of December 31, 2021 and 2020, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $3.3 billion as of December 31, 2021 and 2020, respectively, which excludes debt issuance costs. See Note 10: Long-Term Debt and Other Borrowings for additional information.
The estimated fair value of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves.
Investments in Real Estate Ventures
The Company directly invests in early stage proptech companies, real estate venture capital funds, and other real estate companies across various sectors. The Company typically reports these investments at cost, less impairment charges, and adjusts to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of December 31, 2021 and December 31, 2020, investments in early stage proptech companies had a fair value of approximately $24.0 million and $1.8 million, respectively, included in Other non-current assets on the Consolidated Balance Sheets.
In October 2021, the Company made a strategic investment of $150 million in WeWork, which is accounted for as an investment in equity securities reported at fair value. As quoted market prices for identical assets are available, this investment is classified as a Level 1 investment, and mark to market gains and losses are recognized on a recurring basis.
Investments in real estate venture capital funds are fair valued using the NAV per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of December 31, 2021 and December 31, 2020, investments in real estate venture capital funds had a fair value of approximately $54.1 million and $33.6 million, respectively, included in Other non-current assets on the Consolidated Balance Sheets.
The Company adjusts these investments to their fair values each reporting period, and the changes are reflected in Other income, net, in the Consolidated Statements of Operations. During the year ended December 31, 2021, we recognized an unrealized loss of $21.0 million related to our investment in WeWork, offset by unrealized gains of $10.6 million on other fair value investments. No unrealized gains or losses were recorded in the year ended December 31, 2020.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in millions):

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$45.2	$45.2	$—	$—
Deferred compensation plan assets	47.2	47.2	—	—
Foreign currency forward contracts	0.9	—	0.9	—
Deferred purchase price receivable	142.3	—	—	142.3
Equity securities	129.0	129.0	—	—
Total	$364.6	$221.4	$0.9	$142.3
Liabilities
Deferred compensation plan liabilities	$47.4	$47.4	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	84.0	—	84.0	—
Earn-out liabilities	21.4	—	—	21.4
Total	$153.9	$47.4	$85.1	$21.4

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$483.2	$483.2	$—	$—
Deferred compensation plan assets	49.5	49.5	—	—
Foreign currency forward contracts	2.5	—	2.5	—
Deferred purchase price receivable	166.3	—	—	166.3
Equity securities	$—	$—	$—	$—
Total	$701.5	$532.7	$2.5	$166.3
Liabilities
Deferred compensation plan liabilities	$48.5	$48.5	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	163.9	—	163.9	—
Earn-out liabilities	21.0	—	—	21.0
Total	$234.5	$48.5	$165.0	$21.0
Deferred Compensation Plans
Prior to 2017, the Company provided deferred compensation plans to certain U.S. employees whereby the employee could defer a portion of employee compensation, which the Company would hold in trust, enabling the employees to defer tax on compensation until payment is made to them from the trust. These plans are frozen. The employee continues to be at risk for any investment fluctuations of the funds held in trust.
The Company adopted a new deferred compensation plan, which became effective on January 1, 2019. The plan allows highly-compensated employees to defer a portion of compensation, enabling the employee to defer tax on compensation until payment is made. Deferred compensation is credited into an account denominated in ordinary shares of the Company in a number determined based on the fair market value of the Company's ordinary shares on the date of the deposit. All payments are made in ordinary shares.
The fair value of assets and liabilities of these plans are based on the value of the underlying investments using quoted prices in active markets at period end. Deferred compensation plan assets are presented within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. Deferred compensation liabilities are presented within Accrued compensation and Other non-current liabilities in the Consolidated Balance Sheets.

Foreign Currency Forward Contracts and Interest Rate Swaps
Refer to Note 9: Derivative Financial Instruments and Hedging Activities for discussion of the fair value associated with these derivative assets and liabilities.
Deferred Purchase Price Receivable
The Company recorded a DPP under its A/R Securitization program upon the initial sale of trade receivables. The DPP represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables, collections on previously transferred receivables attributable to the DPP and changes in estimates for credit losses. Changes in the DPP attributed to changes in estimates for credit losses are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. The DPP is included in Other non-current assets in the Consolidated Balance Sheets and is valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows. Refer to Note 19: Accounts Receivable Securitization for more information.
Earn-out Liabilities
The Company has various contractual obligations associated with the acquisition of several real estate service companies in the United States, Australia, Canada and Europe, including contingent consideration, comprised of earn-out payments to the sellers subject to achievement of certain performance criteria in accordance with the terms and conditions set forth in the purchase agreements. An increase to a probability of achievement would result in a higher fair value measurement.
The amounts disclosed in the table above are included in Other current liabilities and Other non-current liabilities within the Consolidated Balance Sheets. As of December 31, 2021, the Company had the potential to make a maximum of $27.5 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next five years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	2021	2020
Balance as of January 1,	$21.0	$24.6
Purchases/additions	4.0	9.0
Net change in fair value and other adjustments	0.1	0.6
Payments	(3.7)	(13.2)
Balance as of December 31,	$21.4	$21.0

Note 19: Accounts Receivable Securitization
The Company's A/R Securitization has an investment limit of $125.0 million, and terminates on August 20, 2022. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell (or contribute) receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the "Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of December 31, 2021 and 2020, the Company had no outstanding balance drawn on the investment limit.

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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the years ended December 31, 2021 and 2020, receivables sold under the A/R securitization were $1.3 billion and $1.2 billion, respectively, and cash collections from customers on receivables sold were $1.3 billion and $1.2 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2021 and 2020, the outstanding principal on receivables sold under the A/R Securitization were $158.7 million and $179.4 million, respectively. Refer to Note 18: Fair Value Measurements for additional discussion on the fair value of the DPP as of December 31, 2021 and 2020.

Note 20: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the sum of such amounts presented in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2021	2020
Cash and cash equivalents	$770.7	$1,074.8
Restricted cash recorded in Prepaid expenses and other current assets	119.6	89.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$890.3	$1,164.1
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for:
Interest	$166.4	$158.5	$161.6
Income taxes	46.5	51.2	58.7
Operating leases	137.8	156.3	158.8
Non-cash investing/financing activities:
Property and equipment acquired through finance leases	17.1	11.8	12.3
Deferred and contingent payment obligation incurred through acquisitions	4.0	40.0	22.6
(Decrease) increase in beneficial interest in a securitization	(24.0)	14.4	11.8
Right of use assets acquired through operating leases	119.2	65.0	49.9

Note 21: Subsequent Events
The Company has evaluated subsequent events through February 24, 2022, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

Note 22: Parent Company Information

Cushman & Wakefield plc
Parent Company Information
Condensed Balance Sheets

	As of December 31,
(in millions, except per share data)	2021	2020
Assets
Cash	$18.8	$12.8
Accounts receivables	153.9	130.0
Investments in subsidiaries	1,371.9	1,037.9
Total assets	$1,544.6	$1,180.7

Liabilities and Equity

Liabilities
Trade and other payables	$96.0	$85.1
Total liabilities	96.0	85.1

Equity
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 223,709,308 and 221,960,472 shares issued and outstanding at December 31, 2021 and 2020, respectively	22.4	22.2
Additional paid-in-capital	2,896.6	2,843.4
Accumulated deficit	(1,278.2)	(1,528.2)
Accumulated other comprehensive loss	(193.0)	(242.7)
Total equity attributable to the Company	1,447.8	1,094.7
Non-controlling interests	0.8	0.9
Total equity	1,448.6	1,095.6

Total liabilities and equity	$1,544.6	$1,180.7

Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest and other expense	$(0.3)	$—	$(0.2)
Income (loss) in earnings of subsidiaries	250.3	(220.5)	0.4
Income (loss) before taxes	250.0	(220.5)	0.2
Net income (loss) attributable to the Parent Company	250.0	(220.5)	0.2
Other comprehensive income (loss) of subsidiaries	49.7	0.1	(88.4)
Comprehensive income (loss) attributable to the Parent Company	$299.7	$(220.4)	$(88.2)

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$250.0	$(220.5)	$0.2
Reconciliation of net income (loss) to net cash used in operating activities:
(Income) loss in earnings of subsidiaries	(250.3)	220.5	(0.4)
Net cash used in operating activities	(0.3)	—	(0.2)
Cash flows from investing activities:
Investment in subsidiaries	—	—	—
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	0.3
Other financing activities	6.3	2.1	0.1
Net cash provided by financing activities	6.3	2.1	0.4

Change in cash and cash equivalents	6.0	2.1	0.2
Cash and cash equivalents, beginning of year	12.8	10.7	10.5
Cash and cash equivalents, end of year	$18.8	$12.8	$10.7

Supplemental disclosure of non-cash activities:
Stock-based compensation	58.2	42.0	61.3
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
The accompanying condensed financial statements include the accounts of the Parent Company and reflect the activity of DTZ Jersey Holdings Limited though the date of the Re-registration. The investments in subsidiaries are reported on an equity method basis. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. These parent-only financial statements should be read in conjunction with Cushman & Wakefield plc's audited Consolidated Financial Statements included elsewhere herein.
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The total restricted net assets as of December 31, 2021 are $1.2 billion.
Dividends
The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financings agreements (see Note 10: Long-Term Debt and Other Borrowings). During the fiscal years ended December 31, 2021, 2020 and 2019, the Parent Company’s consolidated subsidiaries did not pay any cash dividends to the Parent Company.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of December 31, 2021 to accomplish their objectives at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information appearing under the headings "Directors and Executive Officers" and "Corporate Governance" in Cushman & Wakefield's Proxy Statement (the "Proxy Statement") for the 2022 Annual General Meeting of Shareholders (the “Annual Meeting”), which we will file with the SEC on or before the date that is 120 days after our 2021 fiscal year end.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information appearing under the headings "Compensation Discussion and Analysis" and "Equity Compensation Plan Information" in the Proxy Statement for the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information appearing under the heading "Security Ownership" in the Proxy Statement for the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information appearing under the heading "Certain Relationships and Related-Party Transactions" in the Proxy Statement for the Annual Meeting.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information appearing under the heading "Audit and Other Fees" in the Proxy Statement for the Annual Meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
See Index to Consolidated Financial Statements included in Part II, Item 8 of this report.
2. Financial Statement Schedules
See Schedule II - Valuation & Qualifying Accounts on page 97 of this report.
3. Exhibits
See Exhibit Index beginning on page 98 of this report.

Schedule II - Valuation & Qualifying Accounts

(in millions)	Allowance for Doubtful Accounts
Balance, December 31, 2018	$49.4
Charges to expense	22.0
Write-offs, payments and other	(13.0)
Balance, December 31, 2019	58.4
Charges to expense	47.7
Write-offs, payments and other	(35.2)
Balance, December 31, 2020	70.9
Charges to expense	21.6
Write-offs, payments and other	(20.3)
Balance, December 31, 2021	$72.2

EXHIBIT INDEX

Exhibit Number	Description of Exhibits	Method of Filing
2.1	Contribution Agreement, dated October 19, 2021, by and between Cushman & Wakefield of California, Inc. and Greystone Select Incorporated	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2021
3.1	Articles of Association of Cushman & Wakefield plc, dated May 6, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2021
4.1	Form of Ordinary Shares Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A filed on July 25, 2018
4.2	Registration Rights Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and certain shareholders	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.3	Joinder Agreement to Registration Rights Agreement, dated as of August 6, 2018, by and between Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K on February 28, 2020
4.5
Indenture, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.6
Pledge and Security Agreement, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.7	English Security Agreement, dated as of May 22, 2020, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
10.1	Shareholders Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and the shareholders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.2	Purchase Agreement by and among Cushman & Wakefield plc and Vanke Service (Hong Kong) Co., Limited dates as of July 24, 2018	Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on July 30, 2018
10.3	Shareholder Agreement, dated as of August 6, 2018, by and among Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.4	Syndicated Facility Agreement (First Lien), dated as of November 4, 2014, among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.5	Amendment No. 1 to the First Lien Credit Agreement, dated as of August 13, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, the Lenders party thereto, the L/C Issuers party thereto and UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.6	First Lien Amendment No. 2, dated as of September 1, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the 2015-1 Additional Term Lenders party thereto, the 2015-1 Converting Term Lenders party thereto, the 2015-1 Incremental Term Lenders party thereto, the Consenting Revolving Lenders party thereto, the 2015-1 Incremental Revolving Credit Lenders party thereto, each L/C Issuer party thereto, UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender and, for purposes of Sections 5, 8, 9 and 11 through 15 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.7	First Lien Amendment No. 3, dated as of December 22, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.8	Amendment No. 4 to the First Lien Credit Agreement, dated as of April 28, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto, the L/C Issuers party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender	Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.9	First Lien Amendment No. 5, dated as of June 14, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.10	First Lien Amendment No. 6, dated as of November 14, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.11	Amendment No. 7 to the First Lien Credit Agreement, dated as of November 14, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018

10.12	First Lien Amendment No. 8, dated as of September 15, 2017, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the 2022 Revolving Credit Lenders party thereto, the L/C Issuers party thereto, UBS AG, Stamford Branch, as Administrative Agent and Swing Line Lender and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.13	Amendment No. 9 to the First Lien Credit Agreement, dated as of September 15, 2017, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.14	First Lien Amendment No. 10, dated as of March 15, 2018, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, UBS AG, Stamford Branch, as the Incremental Term Lender, Administrative Agent and Swing Line Lender, Barclays Bank Plc, Fifth Third Bank and Morgan Stanley Bank, N.A. as the Incremental Revolving Credit Lenders, each L/C Issuer party thereto and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.15	Amendment No. 11 to the First Lien Credit Agreement, dated as of March 15, 2018, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent	Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.16	Syndicated Facility Agreement (Second Lien), dated as of November 4, 2014, among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.17	Amendment No. 1 to the Second Lien Credit Agreement, dated as of August 13, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and Bank of America, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.18	Second Lien Amendment No. 2, dated as of September 1, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the 2015-2 Incremental Lenders party thereto, Bank of America, N.A., as Administrative Agent and, for purposes of Sections 6 and 9 through 15 thereof only, each of the other Loan Parties as of the date thereof	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.19	Second Lien Amendment No. 3, dated as of December 22, 2015, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, Bank of America, N.A., as the Incremental Lender and Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.20	Amendment No. 4 to the Second Lien Credit Agreement, dated as of April 28, 2016, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, the Lenders party thereto and Bank of America, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.21	Second Lien Amendment No. 5, dated as of May 19, 2017, by and among DTZ UK Guarantor Limited, DTZ U.S. Borrower, LLC, DTZ Aus Holdco Pty Limited, Owl Rock Capital Corporation and Owl Rock Capital Corporation II, as the Incremental Lenders and Bank of America, N.A., as Administrative Agent and, for purposes of Sections 4, 8, 9, 10, 11, 12 and 13 thereof only, each of the other Loan Parties party as of the date thereof	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on June 20, 2018
10.22	Credit Agreement, dated as of August 21, 2018, by and among DTZ U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.23	Credit Agreement Amendment No. 1, dated as of December 20, 2019, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.24	Credit Agreement Amendment No. 2, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2020
10.25	Agreement for the Provision of Depositary Services and Custody Services, dated as of July 6, 2018, in respect of Cushman & Wakefield Limited Depositary Receipts among Computershare Trust Company, N.A., Cushman & Wakefield Limited, FTL Nominees 1 Limited, FTL Nominees 2 Limited and other Holders of Depositary Receipts	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.26	Form of Deed of Indemnity for Directors*	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.27	Form of Deed of Indemnity for Officers*	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.28	Form of Non-executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.29	Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan, effective as of June 19, 2018*	Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.30	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.31	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.32	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.33	Form of Time and Performance-Based Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019

10.34	Amended & Restated Cushman & Wakefield plc 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective as of May 6, 2021*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2021
10.35	DTZ Jersey Holdings Limited Management Equity Incentive Plan, amended and restated effective as of January 7, 2016*	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.36	Form of 2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.37	Form of Pre-2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.38	Form of Offer to Amend Certain Outstanding Stock Options in connection with the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.39	Form of DTZ Jersey Holdings Limited Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.40	Form of Bonus Deferral and Co-Investment Restricted Stock Unit Grant Letter Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.41	Form of DTZ Jersey Holdings Limited Management Stockholders’ Agreement*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.42	Form of Trust Over Shares and Nominee Shareholder Agreement*	Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.43	Cushman & Wakefield, Inc. Executive Employee Severance Plan, effective June 14, 2018*	Incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1/A filed on July 23, 2018
10.44	Amended and Restated Employment Agreement, dated as of August 27, 2020, by and among Cushman & Wakefield plc, Cushman & Wakefield Global Inc. and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020
10.45	Option Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.46	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.47	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.48	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated October 5, 2015*	Incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.49	Form of Restricted Stock Unit Grant Agreement for grants in 2018, 2019 and 2020 between Brett White and DTZ Jersey Holdings Limited*	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.50	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated June 8, 2018*	Incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.51	Transition Agreement, dated as of February 27, 2020, by and between Duncan Palmer and Cushman & Wakefield plc*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020
10.52	Amendment to Transition Agreement, dated as of November 19, 2020, by and among Cushman & Wakefield plc and Duncan Palmer.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2020
10.53	Employment Agreement between Duncan Palmer and DTZ US NewCo, Inc., dated March 16, 2015*	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.54	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated November 19, 2018*	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.55	Employment Agreement between John Forrester and Cushman & Wakefield Debenham Tie Leung Limited dated February 19, 2019*	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.56	Cushman & Wakefield plc Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on October 15, 2019
10.57	Offer Letter, dated as of January 4, 2021, by and between Cushman & Wakefield Global, Inc. and Neil Johnston*	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.58	Offer letter, dated August 5, 2021, from Cushman & Wakefield plc to John Forrester*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2021
10.59	Offer letter, dated September 18, 2021, from Cushman & Wakefield plc to Michelle MacKay*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021
10.60	Form of Employment Agreement, by and among Cushman & Wakefield plc, Cushman & Wakefield Debenham Tie Leung Limited and John Forrester*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2021
10.61	Amended and Restated Limited Liability Company Agreement of Cushman Wakefield Greystone LLC, dated as of December 3, 2021	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2021
10.62	Side Letter, dated December 31, 2021, by and among Cushman & Wakefield Global, Inc., Cushman & Wakefield plc and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022
10.63	Form of Restricted Stock Unit Grant Agreement*	Filed herewith
21.1	List of subsidiaries	Filed herewith
23.1	Consent of KPMG US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

*Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

/s/ John Forrester
John Forrester
Director and Chief Executive Officer
February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant an in the capacities and on the date indicated.
Signature	Title	Date
/s/ John Forrester	Director and Chief Executive Officer (Principal Executive Officer and Authorized Representative in the United States)	February 24, 2022
John Forrester
/s/ Neil Johnston	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Neil Johnston
/s/ Len Texter	Senior Vice President and Global Controller (Principal Accounting Officer)	February 24, 2022
Len Texter
/s/ Angelique Brunner	Director	February 24, 2022
Angelique Brunner
/s/ Jonathan Coslet	Director	February 24, 2022
Jonathan Coslet
/s/ Timothy Dattels	Director	February 24, 2022
Timothy Dattels
/s/ Richard McGinn	Director	February 24, 2022
Richard McGinn
/s/ Jodie McLean	Director	February 24, 2022
Jodie McLean
/s/ Anthony Miller	Director	February 24, 2022
Anthony Miller
/s/ Lincoln Pan	Director	February 24, 2022
Lincoln Pan
/s/ Angela Sun	Director	February 24, 2022
Angela Sun
/s/ Brett White	Director and Executive Chairman	February 24, 2022
Brett White
/s/ Billie Williamson	Director	February 24, 2022
Billie Williamson