Form 10-Q
period 2022-03-31
Cushman & Wakefield plc
filed 2022-05-06
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________
Commission File Number 001-38611

Cushman & Wakefield plc
(Exact name of Registrant as specified in its charter)

England and Wales	98-1193584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Old Broad Street
London, United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Zip Code)

+44 20 3296 3000	Not applicable
(Registrant's telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)
 Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, $0.10 nominal value	CWK	New York Stock Exchange
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

As of May 4, 2022, 225,530,707 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
March 31, 2022

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data)	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$611.9	$770.7
Trade and other receivables, net of allowance of $78.2 million and $72.2 million, as of March 31, 2022 and December 31, 2021, respectively	1,372.7	1,446.0
Income tax receivable	32.0	30.0
Short-term contract assets, net	360.6	318.9
Prepaid expenses and other current assets	295.7	264.7
Total current assets	2,672.9	2,830.3
Property and equipment, net	192.4	194.6
Goodwill	2,084.3	2,081.9
Intangible assets, net	908.1	922.2
Equity method investments	654.4	641.3
Deferred tax assets	65.0	65.5
Non-current operating lease assets	398.7	413.5
Other non-current assets	780.3	741.1
Total assets	$7,756.1	$7,890.4

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$43.3	$42.4
Accounts payable and accrued expenses	1,083.5	1,106.2
Accrued compensation	840.1	976.3
Income tax payable	136.9	105.1
Other current liabilities	215.5	204.5
Total current liabilities	2,319.3	2,434.5
Long-term debt, net	3,215.9	3,220.5
Deferred tax liabilities	36.3	48.7
Non-current operating lease liabilities	377.8	394.6
Other non-current liabilities	268.3	343.5
Total liabilities	6,217.6	6,441.8
Commitments and contingencies (see Note 9)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 225,445,522 and 223,709,308 shares issued and outstanding as of March 31, 2022 and at December 31, 2021, respectively	22.6	22.4
Additional paid-in capital	2,880.0	2,896.6
Accumulated deficit	(1,232.7)	(1,278.2)
Accumulated other comprehensive loss	(132.2)	(193.0)
Total equity attributable to the Company	1,537.7	1,447.8
Non-controlling interests	0.8	0.8
Total equity	1,538.5	1,448.6
Total liabilities and shareholders' equity	$7,756.1	$7,890.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Revenue	$2,331.0	$1,923.8
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,860.5	1,589.5
Operating, administrative and other	293.4	280.8
Depreciation and amortization	40.6	43.1
Restructuring, impairment and related charges	1.2	17.6
Total costs and expenses	2,195.7	1,931.0
Operating income (loss)	135.3	(7.2)
Interest expense, net of interest income	(43.2)	(42.4)
Earnings from equity method investments	16.9	2.4
Other (expense) income, net	(32.9)	2.0
Earnings (loss) before income taxes	76.1	(45.2)
Provision for (benefit from) income taxes	30.6	(28.0)
Net income (loss)	$45.5	$(17.2)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.20	$(0.08)
Weighted average shares outstanding for basic earnings (loss) per share	224.7	222.3
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.20	$(0.08)
Weighted average shares outstanding for diluted earnings (loss) per share	229.1	222.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$45.5	$(17.2)
Other comprehensive income (loss), net of tax:
Designated hedge gains	69.6	36.9
Defined benefit plan actuarial losses	(1.7)	—
Foreign currency translation	(7.1)	(11.7)
Total other comprehensive income	60.8	25.2
Total comprehensive income	$106.3	$8.0
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2022 and 2021
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	45.5	—	—	—	—	45.5	—	45.5
Stock-based compensation	—		8.7	—	—	—	—	—	8.7	—	8.7
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.8	0.2	(25.3)	—	—	—	—	—	(25.1)	—	(25.1)
Foreign currency translation	—	—	—	—	—	(7.1)		(7.1)	(7.1)	—	(7.1)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.7)	(1.7)	(1.7)	—	(1.7)
Unrealized gain on hedging instruments	—	—	—	—	60.7	—	—	60.7	60.7	—	60.7
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	9.5	—	—	9.5	9.5	—	9.5
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	—	(0.6)
Balance as of March 31, 2022	225.5	$22.6	$2,880.0	$(1,232.7)	$(14.0)	$(111.6)	$(6.6)	$(132.2)	$1,537.7	$0.8	$1,538.5

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net loss	—	—	—	(17.2)	—	—	—	—	(17.2)	—	(17.2)
Stock-based compensation	—	—	7.2	—	—	—	—	—	7.2	—	7.2
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.9	0.1	(4.1)	—	—	—	—	—	(4.0)	—	(4.0)
Foreign currency translation	—	—	—	—	—	(11.7)	—	(11.7)	(11.7)	—	(11.7)
Unrealized gain on hedging instruments	—	—	—	—	28.5	—	—	28.5	28.5	—	28.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	8.4	—	—	8.4	8.4	—	8.4
Balance as of March 31, 2021	222.9	$22.3	$2,846.5	$(1,545.4)	$(121.4)	$(81.1)	$(15.0)	$(217.5)	$1,105.9	$0.9	$1,106.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities
Net income (loss)	$45.5	$(17.2)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	40.6	43.1
Impairment charges	0.1	7.1
Unrealized foreign exchange (gain) loss	(5.6)	1.5
Stock-based compensation	8.7	7.2
Lease amortization	25.1	27.0
Amortization of debt issuance costs	2.4	2.3
Earnings from equity method investments, net of dividends received	(12.5)	—
Change in deferred taxes	(12.4)	(25.4)
Provision for loss on receivables and other assets	4.9	12.5
Loss on disposal of business	13.8	—
Other operating activities, net	17.8	(6.1)
Changes in assets and liabilities:
Trade and other receivables	16.4	114.2
Income taxes payable	30.4	(14.4)
Short-term contract assets and Prepaid expenses and other current assets	(78.1)	(39.7)
Other non-current assets	(98.4)	(14.8)
Accounts payable and accrued expenses	(7.2)	(12.6)
Accrued compensation	(130.5)	(64.5)
Other current and non-current liabilities	(19.2)	(36.6)
Net cash used in operating activities	(158.2)	(16.4)
Cash flows from investing activities
Payment for property and equipment	(18.9)	(12.9)
Acquisitions of businesses, net of cash acquired	(3.9)	—
Investments in equity securities and equity method joint ventures	(11.6)	(15.9)
Collection on beneficial interest in a securitization	80.0	—
Other investing activities	(9.3)	—
Net cash provided by (used in) investing activities	36.3	(28.8)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(26.2)	(4.8)
Payment of contingent consideration	(0.1)	—
Repayment of borrowings	(6.7)	(6.7)
Payment of finance lease liabilities	(3.9)	(3.3)
Other financing activities, net	1.0	1.2
Net cash used in financing activities	(35.9)	(13.6)

Change in cash, cash equivalents and restricted cash	(157.8)	(58.8)
Cash, cash equivalents and restricted cash, beginning of the period	890.3	1,164.1
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(4.3)	(3.5)
Cash, cash equivalents and restricted cash, end of the period	$728.2	$1,101.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited condensed consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the "Company,” “we,” “our” and “us”) for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial statement presentation have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Standards
The Company has adopted the following new accounting standards that have been recently issued:
Business Combinations
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, which requires that an acquirer in a business combination recognize and measure contract assets and liabilities acquired in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606") as if the acquirer had originated the contracts. The Company early adopted the ASU effective January 1, 2022, with no impact to its financial statements and related disclosures.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires certain disclosures when companies have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. A company that has received government assistance must provide disclosures related to the nature of the transaction, accounting policies used to account for the transaction, and the amounts and financial statement line items that are affected by the transaction. The Company prospectively adopted the ASU effective January 1, 2022 with no impact to its financial statements and related disclosures.

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
Summarized financial information by segment is as follows (in millions):

	Three Months Ended March 31,
	2022	2021	% Change
Total revenue
Americas	$1,785.3	$1,424.9	25%
EMEA	237.7	223.9	6%
APAC	308.0	275.0	12%
Total revenue	$2,331.0	$1,923.8	21%

Adjusted EBITDA
Americas	$176.1	$77.8	126%
EMEA	16.7	2.4	n.m.
APAC	21.6	19.5	11%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA - Americas	$176.1	$77.8
Adjusted EBITDA - EMEA	16.7	2.4
Adjusted EBITDA - APAC	21.6	19.5
Add/(less):
Depreciation and amortization	(40.6)	(43.1)
Interest expense, net of interest income	(43.2)	(42.4)
(Provision for) benefit from income taxes	(30.6)	28.0
Unrealized loss on investments, net	(21.5)	—
Integration and other costs related to merger	(3.6)	(16.2)
Pre-IPO stock-based compensation	(0.7)	(1.6)
Acquisition related costs and efficiency initiatives	(17.2)	(40.2)
Other	(11.5)	(1.4)
Net income (loss)	$45.5	$(17.2)

Note 4: Earnings Per Share
Earnings (loss) per share ("EPS") is calculated by dividing Net income (loss) by the weighted average shares outstanding. As the Company was in a loss position for the three months ended March 31, 2021, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore they are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS during periods of net loss. Potentially dilutive securities of approximately 1.6 million for the three months ended March 31, 2021 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive in this period.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic EPS
Net income (loss)	$45.5	$(17.2)
Weighted average shares outstanding for basic earnings (loss) per share	224.7	222.3
Basic earnings (loss) per share attributable to common shareholders	$0.20	$(0.08)
Diluted EPS
Net income (loss)	$45.5	$(17.2)
Weighted average shares outstanding for basic earnings (loss) per share:	224.7	222.3
Dilutive effect of restricted stock units	3.3	—
Dilutive effective of stock options	1.1	—
Weighted average shares outstanding for diluted earnings (loss) per share	229.1	222.3
Diluted earnings (loss) per share attributable to common shareholders	$0.20	$(0.08)

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,122.7	$114.8	$222.7	$1,460.2
Leasing	At a point in time	372.9	49.7	37.2	459.8
Capital markets	At a point in time	242.1	28.9	18.8	289.8
Valuation and other	At a point in time or over time	47.6	44.3	29.3	121.2
Total revenue		$1,785.3	$237.7	$308.0	$2,331.0

		Three Months Ended March 31, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,030.9	$114.0	$205.3	$1,350.2
Leasing	At a point in time	222.8	42.6	29.4	294.8
Capital markets	At a point in time	133.8	22.3	10.7	166.8
Valuation and other	At a point in time or over time	37.4	45.0	29.6	112.0
Total revenue		$1,424.9	$223.9	$275.0	$1,923.8
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
As of March 31, 2022 and December 31, 2021, the Company had contract assets of $380.9 million and $337.4 million, respectively, and $85.3 million and $71.1 million, respectively, which were recorded in Short-term contract assets, net and Other non-current assets, respectively, in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company also recorded contract asset allowances of $20.3 million and $18.5 million, respectively, within Short-term contract assets, net.
As of March 31, 2022 and December 31, 2021, the Company had contract liabilities of $59.1 million and $62.8 million, respectively, which were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, respectively.
Exemptions
The Company incurs incremental costs to obtain new contracts across certain of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts in accordance with Topic 606.
Remaining performance obligations represent the aggregate transaction prices for contracts where the performance obligations have not yet been satisfied. In accordance with Topic 606, the Company does not disclose unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration for services performed as a series of daily performance obligations, such as those performed within the Property, facilities and project management service line. Performance obligations within these businesses represent a significant portion of the Company's contracts with customers not expected to be completed within 12 months.

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2022 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2021	$1,511.2	$317.2	$253.5	$2,081.9
Acquisitions	3.0	—	—	3.0
Disposals	—	—	—	—
Measurement period adjustments	—	—	—	—
Effect of movements in exchange rates and other	0.5	(8.9)	7.8	(0.6)
Balance as of March 31, 2022	$1,514.7	$308.3	$261.3	$2,084.3
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the three months ended March 31, 2022 and 2021 and adjusted the provisional goodwill amounts recognized.
For the three months ended March 31, 2022 and 2021, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,377.6	(1,019.7)	357.9
Other intangible assets	5 - 7	17.2	(13.0)	4.2
Total intangible assets		$1,940.8	$(1,032.7)	$908.1

		As of December 31, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,380.7	(1,009.0)	371.7
Other intangible assets	2 - 13	17.3	(12.8)	4.5
Total intangible assets		$1,944.0	$(1,021.8)	$922.2
Amortization expense was $15.8 million and $16.5 million for the three months ended March 31, 2022 and 2021, respectively.
No impairments of intangible assets were recorded for the three months ended March 31, 2022 and 2021.

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
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2021.
Interest Rate Derivative Instruments
As of March 31, 2022, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of March 31, 2022 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2022 and December 31, 2021, there were $14.0 million and $83.6 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 8: Long-Term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that $14.8 million will be reclassified to Interest expense in the Condensed Consolidated Statements of Operations.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair value of these contracts are recorded directly in earnings. No material fair value gains or losses were recorded for the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the Company had 21 and 19 foreign currency exchange forward contracts outstanding covering a notional amount of $621.8 million and $642.7 million, respectively. As of March 31, 2022 and December 31, 2021, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of March 31, 2022 and December 31, 2021 (in millions):

		March 31, 2022		December 31, 2021
	March 31, 2022	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,423.6	$—	$14.0	$—	$84.0
Non-designated:
Foreign currency forward contracts	621.8	1.1	0.6	0.9	1.1
The fair value of interest rate swaps is included within Other non-current liabilities in the Condensed Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as hedges, net of applicable income taxes, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(1)	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended March 31, 2022
Interest rate cash flow hedges	$84.2	$(60.7)	$(9.5)	$14.0

Three Months Ended March 31, 2021
Interest rate cash flow hedges	$158.9	$(28.5)	$(9.0)	$121.4
(1) Amount is net of related income tax expense of $0.0 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
Losses of $9.5 million and $7.9 million were reclassified into earnings during the three months ended March 31, 2022 and 2021, respectively, related to interest rate hedges and were recognized in Interest expense in the Condensed Consolidated Statements of Operations.

Note 8: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2022	December 31, 2021
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $24.1 million and $25.8 million, respectively	$2,588.8	$2,593.8
2020 Senior Secured Notes, net of unamortized issuance costs of $8.8 million and $9.2 million, respectively	641.2	640.8
Finance lease liability	24.0	23.2
Notes payable to former stockholders	0.3	0.2
Total	3,254.3	3,258.0
Less: current portion of long-term debt	(38.4)	(37.5)
Total Long-term debt, net	$3,215.9	$3,220.5

2018 Credit Agreement
On August 21, 2018, the Company entered into a $3.5 billion credit agreement (the "2018 Credit Agreement"), comprised of a $2.7 billion term loan (the "2018 First Lien Loan") and an $810.0 million revolving credit facility (the "Revolver"). Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs).
On January 20, 2020, the Company refinanced the 2018 First Lien Loan under materially the same terms, incurring an additional $11.1 million in debt transaction costs. The 2018 First Lien Loan matures on August 21, 2025.
The 2018 Credit Agreement bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2022, the rate is equal to 1-month LIBOR plus 2.75%. As of March 31, 2022, the effective interest rate of the 2018 First Lien Loan was 3.50%.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
On December 20, 2019, the Company amended the Revolver to increase the aggregate principal amount by $210.0 million, incurring an additional $0.5 million in debt transaction costs. The Company’s $1.0 billion Revolver, which matures on August 21, 2023, was undrawn as of March 31, 2022 and December 31, 2021.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of March 31, 2022 and December 31, 2021.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of 6.75% senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.80% as of March 31, 2022.

Note 9: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 7.0 years and maximum potential future payments of approximately $52.9 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.
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

Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, contingent liabilities recorded within Other current liabilities were $125.4 million and $106.5 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $19.7 million and $19.5 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At March 31, 2022 and December 31, 2021, E&O and other claims were $45.8 million and $40.2 million, respectively, and workers’ compensation liabilities were $99.3 million and $85.8 million, respectively, included within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and the inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances for E&O claims as of March 31, 2022 and December 31, 2021 totaling $6.9 million and $6.3 million, respectively.

Note 10: Related Party Transactions
As of March 31, 2022 and December 31, 2021, the Company had receivables from affiliates of $47.3 million and $42.5 million, respectively, that are included in Prepaid expenses and other current assets, and $283.8 million and $205.9 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 11: Fair Value Measurements
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
There were no significant transfers between the three levels of the fair value hierarchy for the three months ended March 31, 2022 and or year ended December 31, 2021. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2021.
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
The estimated fair value of external debt was $3.4 billion and $3.3 billion as of March 31, 2022 and December 31, 2021, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $3.3 billion as of March 31, 2022 and December 31, 2021, respectively, which excludes debt issuance costs. See Note 8: Long-Term Debt and Other Borrowings for additional information.
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of March 31, 2022 and December 31, 2021, investments in early stage proptech companies had a fair value of approximately $31.5 million and $24.0 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
In October 2021, the Company made a strategic investment of $150.0 million in WeWork, which is accounted for as an investment in equity securities reported at fair value. As quoted market prices for identical assets are available, this investment is classified as a Level 1 investment, and mark to market gains and losses are recognized on a recurring basis.
Investments in real estate venture capital funds are fair valued using the net asset value ("NAV") per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of March 31, 2022 and December 31, 2021, investments in real estate venture capital funds had a fair value of approximately $62.1 million and $54.1 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these investments to their fair values each reporting period, and the changes are reflected in Other (expense) income, net, in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022, we recognized an unrealized loss of $26.7 million related to our investment in WeWork, offset by unrealized gains of $5.2 million from other fair value investments. No unrealized gains or losses on investments were recorded in the three months ended March 31, 2021.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in millions):

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	37.1	37.1	—	—
Foreign currency forward contracts	1.1	—	1.1	—
Deferred purchase price receivable	94.6	—	—	94.6
Equity securities	102.3	102.3	—	—
Total	$236.0	$140.3	$1.1	$94.6
Liabilities
Deferred compensation plan liabilities	$37.7	$37.7	$—	$—
Foreign currency forward contracts	0.6	—	0.6	—
Interest rate swap agreements	14.0	—	14.0	—
Earn-out liabilities	22.8	—	—	22.8
Total	$75.1	$37.7	$14.6	$22.8

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$45.2	$45.2	$—	$—
Deferred compensation plan assets	47.2	47.2	—	—
Foreign currency forward contracts	0.9	—	0.9	—
Deferred purchase price receivable	142.3	—	—	142.3
Equity securities	129.0	129.0	—	—
Total	364.6	221.4	0.9	142.3
Liabilities
Deferred compensation plan liabilities	$47.4	$47.4	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	84.0	—	84.0	—
Earn-out liabilities	21.4	—	—	21.4
Total	$153.9	$47.4	$85.1	$21.4
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
The Company adopted a new deferred compensation plan, which become effective on January 1, 2019. The plan allows highly-compensated employees to defer a portion of compensation, enabling the employee to defer tax on compensation until payment is made. Deferred compensation is credited into an account denominated in ordinary shares of the Company in a number determined based on the fair market value of the Company’s ordinary shares on the date of the deposit. All payments are made in ordinary shares.
The fair value of assets and liabilities of these plans is based on the value of the underlying investments using quoted prices in active markets at period end. Deferred compensation plan assets are presented within Prepaid expenses and other current assets and Other non-current assets in the Condensed Consolidated Balance Sheets. Deferred compensation liabilities are presented within Accrued compensation and Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Foreign Currency Forward Contracts and Interest Rate Swap Agreements
Refer to Note 7: Derivative Financial Instruments and Hedging Activities for discussion of the fair value associated with these derivative assets and liabilities.
Deferred Purchase Price Receivable
The Company recorded a DPP under its Accounts Receivable ("A/R") Securitization program upon the initial sale of trade receivables. The DPP represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables, collections on previously transferred receivables attributable to the DPP and changes in estimates for credit losses. Changes in the DPP attributed to changes in estimates for credit losses are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. The DPP is included in Other non-current assets in the Condensed Consolidated Balance Sheets and is valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows. Refer to Note 12: Accounts Receivable Securitization for more information.
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
The amounts disclosed in the table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2022, the Company had the potential to make a maximum of $28.3 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next five years.
Earn-out liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The fair value of earn-out liabilities is based on the present value of probability-weighted expected return method related to the earn-out performance criteria on each reporting date. The probabilities of achievement assigned to the performance criteria are determined based on due diligence performed at the time of acquisition as well as actual performance achieved subsequent to acquisition. Adjustments to the earn-out liabilities in periods subsequent to the completion of acquisitions are reflected within Operating, administrative and other in the Condensed Consolidated Statements of Operations.
The table below presents a reconciliation of earn-out liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2022	2021
Balance as of January 1,	$21.4	$21.0
Purchases/additions	2.0	—
Net change in fair value and other adjustments	(0.5)	(0.7)
Payments	(0.1)	—
Balance as of March 31,	$22.8	$20.3

Note 12: Accounts Receivable Securitization
The Company's A/R Securitization has an investment limit of $125.0 million and terminates on August 20, 2022. Under the A/R Securitization, certain of the Company’s wholly owned subsidiaries continuously sell (or contribute) receivables to certain wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the "Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of March 31, 2022 and December 31, 2021 the Company had $80.0 million and $0.0 million, respectively, drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the three months ended March 31, 2022 and 2021, receivables sold under the A/R securitization were $344.4 million and $320.2 million, respectively, and cash collections from customers on receivables sold were $316.9 million and $315.0 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2022 and December 31, 2021, the outstanding principal on receivables sold under the A/R Securitization was $186.2 million and $158.7 million, respectively. Refer to Note 11: Fair Value Measurements for additional discussion on the fair value of the DPP as of March 31, 2022 and December 31, 2021.

Note 13: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$611.9	$770.7
Restricted cash recorded in Prepaid expenses and other current assets	116.3	119.6
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$728.2	$890.3
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid for:
Interest	$28.5	$30.5
Income taxes	12.5	11.3
Operating leases	31.3	35.9
Non-cash investing/financing activities:
Property and equipment acquired through finance leases	5.0	2.8
Deferred and contingent payment obligation incurred through acquisitions	2.0	—
Increase in beneficial interest in a securitization	32.3	5.6
Right of use assets acquired through operating leases	14.8	7.6

Note 14: Subsequent Events
The Company has evaluated subsequent events through May 5, 2022, the date on which these financial statements were issued, and has identified the following subsequent event to disclose:
On April 28, 2022, the Company amended the Revolver under substantially similar terms, increased availability to $1.1 billion, extended the maturity date to 2027 and added incentives linked to sustainability features based on our greenhouse gas emission targets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
As discussed in “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.

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
Outlook and Recent Developments
Highlights from first quarter 2022:
•Revenue of $2.3 billion and service line fee revenue of $1.7 billion for the first quarter of 2022 increased 21% and 27%, respectively, from the first quarter of 2021.
◦Strong performance across all segments, led by the Americas.
◦Leasing and Capital markets grew 56% and 74%, respectively.
◦Property, facilities and project management and Valuation and other grew 9% and 8%, respectively.
•Net income and earnings per share for the first quarter of 2022 of $45.5 million and $0.20, respectively, improved compared to the first quarter of 2021 net loss of $17.2 million and loss per share of $0.08.
◦Adjusted EBITDA of $214.4 million increased 115% with Adjusted EBITDA margin of 12.6% expanding 512 basis points from the first quarter of 2021.
•Liquidity at the end of the first quarter of 2022 was $1.6 billion consisting of availability on the Company's undrawn revolving credit facility of $1.0 billion and cash and cash equivalents of $0.6 billion.
Impact of COVID-19
The ongoing presence of COVID-19 continues to present significant risks to the Company; however, as a result of Company-wide efforts, we have not experienced significant disruptions in our operations or ability to service our clients. In addition, we have been able to respond quickly to our customers' changing business demands related to COVID-19. The commercial real estate sector has shown resiliency during the pandemic, and we continue to see encouraging signs of recovery, as revenue across all segments and service lines increased compared to the first quarter of 2021, including brokerage where revenue in the first quarter of 2022 exceeded pre-pandemic levels (2019).
The circumstances surrounding COVID-19 at a global level remain fluid, especially given the uncertainty of potential future variants of the virus. We continue to monitor the situation and may take actions that could affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders.
Russia-Ukraine Conflict
The geopolitical situation in Eastern Europe intensified in late February, with Russia’s invasion of Ukraine. The Russia-Ukraine conflict is increasingly affecting global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. The degree to which the Company will be affected largely depends on the nature and duration of uncertain and unpredictable events, such as further military action, additional sanctions and reactions to ongoing developments by global capital markets. Political events and sanctions are continually changing and differ across the globe.
As a result of the Russia-Ukraine conflict, on March 28, 2022, the Company transferred its Russian operations to a local operator. The transfer agreements were final and irreversible as a matter of Russian law, subject to the usual caveats. As a result, the Company recorded a loss of $13.8 million in the three months ended March 31, 2022, related to the write-off of net assets, which is reflected in Other (expense) income, net in the Condensed Consolidated Statements of Operations. The Company’s operations in Russia represented less than 0.5% of the Company’s total revenue in 2021. The Company has no direct operations in Ukraine. This disposal is not material to the Company’s financial statements or future operations.

Despite any uncertainty that persists related to COVID-19 and the conflict in Ukraine, we believe that we have sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flows and, as necessary, cash on hand and borrowings under our revolving credit facility. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.6 billion as of March 31, 2022, comprising of cash and cash equivalents of $0.6 billion and an undrawn revolving credit facility of $1.0 billion.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these policies or estimates as of March 31, 2022.
Recently Issued Accounting Pronouncements
Refer to recently issued accounting pronouncements within Note 2: New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements.

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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, changes in interest rates, the impact of tax and regulatory policies, changes in employment rates, level of commercial construction spending, the cost and availability of credit, the impact of the global COVID-19 pandemic, demand for commercial real estate, and the geopolitical environment including the uncertainty affecting global financial markets stemming from the conflict in Ukraine.
Our operating model helps to partially mitigate the negative effect of difficult market conditions on our margins as a substantial portion of our costs are variable compensation expenses, specifically commissions and bonuses paid to our professionals in our Leasing and Capital markets service lines. Nevertheless, adverse economic trends could pose significant risks to our operating performance and financial condition.
Acquisitions
Our results include the incremental impact of completed transactions from the date of acquisition, which may impact the comparability of our results on a year-over-year basis. Additionally, there is generally an adverse impact on net income for a period of time after the completion of an acquisition driven by transaction-related and integration expenses. We have historically used strategic and in-fill acquisitions, as well as joint ventures, to add new service capabilities, to increase our scale within existing capabilities and to expand our presence in new or existing geographic regions globally. We believe that strategic acquisitions and partnerships will increase revenue, provide cost synergies and generate incremental income in the long term.
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
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock-based compensation, and acquisition related costs and efficiency initiatives. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
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

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$840.9	$768.1	9%	11%
Leasing	454.7	291.7	56%	58%
Capital markets	288.9	166.4	74%	76%
Valuation and other	120.3	111.4	8%	10%
Total service line fee revenue(1)	1,704.8	1,337.6	27%	29%
Gross contract reimbursables(2)	626.2	586.2	7%	8%
Total revenue	$2,331.0	$1,923.8	21%	23%

Costs and expenses:
Cost of services provided to clients	$1,234.3	$1,003.3	23%	25%
Cost of gross contract reimbursables	626.2	586.2	7%	8%
Total costs of services	1,860.5	1,589.5	17%	18%
Operating, administrative and other	293.4	280.8	4%	6%
Depreciation and amortization	40.6	43.1	(6)%	(5)%
Restructuring, impairment and related charges	1.2	17.6	(93)%	(93)%
Total costs and expenses	2,195.7	1,931.0	14%	15%
Operating income (loss)	135.3	(7.2)	n.m.	n.m.
Interest expense, net of interest income	(43.2)	(42.4)	2%	3%
Earnings from equity method investments	16.9	2.4	n.m.	n.m.
Other (expense) income, net	(32.9)	2.0	n.m.	n.m.
Earnings (loss) before income taxes	76.1	(45.2)	n.m.	n.m.
Provision for (benefit from) income taxes	30.6	(28.0)	209%	121%
Net income (loss)	$45.5	$(17.2)	n.m.	n.m.

Adjusted EBITDA	$214.4	$99.7	115%	118%
Adjusted EBITDA margin(3)	12.6%	7.5%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$45.5	$(17.2)
Add/(less):
Depreciation and amortization	40.6	43.1
Interest expense, net of interest income	43.2	42.4
Provision for (benefit from) income taxes	30.6	(28.0)
Unrealized loss on investments, net(1)	21.5	—
Integration and other costs related to merger(2)	3.6	16.2
Pre-IPO stock-based compensation(3)	0.7	1.6
Acquisition related costs and efficiency initiatives(4)	17.2	40.2
Other(5)	11.5	1.4
Adjusted EBITDA	$214.4	$99.7
(1) Represents net unrealized losses on fair value investments of $21.5 million, primarily related to our investment in WeWork, during the three months ended March 31, 2022. No unrealized gains or losses on investments were recorded in the three months ended March 31, 2021.
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
(5) Other includes a loss of $13.8 million related to the disposal of operations in Russia recorded during the first quarter of 2022, partially offset by other items.
Below is a summary of Total costs and expenses (in millions):

	Three Months Ended March 31,
	2022	2021
Americas Fee-based operating expenses	$1,086.7	$854.2
EMEA Fee-based operating expenses	200.5	192.3
APAC Fee-based operating expenses	222.8	196.1
Cost of gross contract reimbursables	626.2	586.2
Segment operating expenses	2,136.2	1,828.8
Depreciation and amortization	40.6	43.1
Integration and other costs related to merger(1)	3.6	16.2
Pre-IPO stock-based compensation(2)	0.7	1.6
Acquisition related costs and efficiency initiatives(3)	17.2	39.9
Other	(2.6)	1.4
Total costs and expenses	$2,195.7	$1,931.0
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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Revenue
Revenue of $2.3 billion, an increase of $407.2 million or 21% compared to the three months ended March 31, 2021, reflects strong revenue growth across all segments. Americas, EMEA and APAC revenue growth was 25%, 6%, and 12%, respectively, compared to the three months ended March 31, 2021. Service line fee revenue growth was led by brokerage, which was up 62% versus the first quarter of 2021. Leasing revenue of $454.7 million increased 56% principally driven by the strength of the industrial sector and improving momentum stemming from return-to-office activity. Capital markets revenue grew $122.5 million or 74% as investment fundamentals in commercial real estate assets continue to be favorable. Property, facilities and project management grew 9% driven by growth in our facilities management and project management businesses. Valuation and other and Gross contract reimbursables also grew 8% and 7%, respectively. Geographically, Americas, EMEA and APAC contributed 89%, 3%, and 8%, respectively, of the consolidated revenue growth.
Costs of services
Costs of services of $1.9 billion increased $271.0 million or 17% compared to the three months ended March 31, 2021. Cost of services provided to clients increased 23% principally due to higher variable costs including commissions, as a result of higher brokerage revenue. Cost of gross contract reimbursables increased 7% driven by the continued growth in our Property, facilities and project management service line. These increases were partially offset by tight cost management and savings generated from operating efficiency initiatives. Total costs of services as a percentage of total revenue were 80% for the first quarter of 2022 as compared to 83% for the first quarter of 2021.
Operating, administrative and other
Operating, administrative and other expenses of $293.4 million increased by $12.6 million or 4% compared to the three months ended March 31, 2021, as higher compensation costs were partially offset by savings generated from operating efficiency initiatives. Operating, administrative and other costs as a percentage of total revenue were 13% for the first quarter of 2022 as compared to 15% for the first quarter of 2021.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $1.2 million, a decrease of $16.4 million compared to the three months ended March 31, 2021. This decrease principally reflects the reduction of severance-related costs and impairment charges in connection with the Company's previously announced strategic realignment of the business, that was substantially complete at the end of last year.
Earnings from equity method investments
Earnings from equity method investments of $16.9 million increased by $14.5 million compared to the three months ended March 31, 2021, primarily due to the earnings recognized from our equity method investment with Greystone in the Americas, which was finalized in December 2021.
Other (expense) income, net
Other expense, net during the three months ended March 31, 2022 reflects net unrealized losses on fair value investments of $21.5 million, primarily related to our investment in WeWork, which closed in the fourth quarter of 2021, partially offset by royalty income. In addition, the Company recorded a loss of $13.8 million in the three months ended March 31, 2022 related to the disposal of operations in Russia.
Provision for (benefit from) income taxes
Provision for income taxes for the first quarter of 2022 was $30.6 million on earnings before income taxes of $76.1 million. For the first quarter of 2021, the benefit from income taxes was $28.0 million on a loss before income taxes of $45.2 million. The increase in tax expense from the prior period was primarily driven by higher pre-tax earnings, partially offset by a lower effective tax rate.
Net income and Adjusted EBITDA
Net income of $45.5 million principally reflects the strong performance of brokerage activity as Leasing and Capital markets fee revenue increased 56% and 74%, respectively. Revenue in Property, facilities and project management and Valuation and other also increased 9% and 8%, respectively.
Adjusted EBITDA of $214.4 million increased by $114.7 million or 115%, primarily due to the impact of revenue growth in all segments and service lines. As a result, Adjusted EBITDA margin, measured against service line fee revenue, of 12.6% for the three months ended March 31, 2022, increased 512 basis points as compared to 7.5% in the three months ended March 31, 2021.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflect revenue paid by clients which have substantially no margin. Our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, and other items.

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$591.1	$540.8	9%	9%
Leasing	368.2	219.7	68%	68%
Capital markets	241.3	133.4	81%	81%
Valuation and other	47.3	37.3	27%	28%
Total service line fee revenue(1)	1,247.9	931.2	34%	34%
Gross contract reimbursables(2)	537.4	493.7	9%	9%
Total revenue	$1,785.3	$1,424.9	25%	25%

Costs and expenses:
Americas Fee-based operating expenses	$1,086.7	$854.2	27%	27%
Cost of gross contract reimbursables	537.4	493.7	9%	9%
Segment operating expenses	$1,624.1	$1,347.9	20%	21%

Adjusted EBITDA	$176.1	$77.8	126%	126%
Adjusted EBITDA margin(3)	14.1%	8.4%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Americas: Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Americas revenue was $1,785.3 million, an increase of $360.4 million or 25% from the prior period. Revenue across all service lines increased, led by Capital markets and Leasing growth of 81% and 68%, respectively, as well as Property, facilities and project management growth of 9%.
Fee-based operating expenses of $1,086.7 million increased 27% principally due to higher variable costs including commissions associated with service line fee revenue growth, and higher wages. Fee-based operating expenses as a percentage of Total service line fee revenue was 87% in the first quarter of 2022 compared to 92% in the first quarter of 2021.
Adjusted EBITDA of $176.1 million increased $98.3 million or 126%, and resulted in margin expansion of 575 basis points, principally driven by strong brokerage activity, disciplined cost management, and earnings recognized from our Greystone equity method investment.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$93.6	$83.7	12%	19%
Leasing	49.3	42.6	16%	23%
Capital markets	28.8	22.3	29%	38%
Valuation and other	43.7	44.5	(2)%	4%
Total service line fee revenue(1)	215.4	193.1	12%	19%
Gross contract reimbursables(2)	22.3	30.8	(28)%	(24)%
Total revenue	$237.7	$223.9	6%	13%

Costs and expenses:
EMEA Fee-based operating expenses	$200.5	$192.3	4%	10%
Cost of gross contract reimbursables	22.3	30.8	(28)%	(24)%
Segment operating expenses	$222.8	$223.1	0%	6%

Adjusted EBITDA	$16.7	$2.4	n.m.	n.m.
Adjusted EBITDA margin(3)	7.8%	1.2%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

EMEA: Three months ended March 31, 2022 compared to the three months ended March 31, 2021
EMEA revenue was $237.7 million, an increase of $13.8 million or 6% from the prior period. Setting aside the unfavorable impact of foreign currency of $13.5 million or 7%, EMEA revenue grew by 13% on a local currency basis. Revenue growth was principally driven by Capital markets and Leasing of 38% and 23%, respectively, on a local currency basis, as well as Property, facilities and project management of 19% on a local currency basis. This growth was partially offset by a decline in Gross contract reimbursables of 24% on a local currency basis.
Fee-based operating expenses of $200.5 million increased 10% on a local currency basis principally due to higher variable costs including compensation associated with service line fee revenue growth. Fee-based operating expenses as a percentage of Total service line fee revenue was 93% in the first quarter of 2022 compared to nearly 100% in the first quarter of 2021.
Adjusted EBITDA of $16.7 million increased $14.3 million on a local currency basis, resulting in margin expansion of over 695 basis points, principally driven by revenue growth and disciplined cost management.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$156.2	$143.6	9%	13%
Leasing	37.2	29.4	27%	29%
Capital markets	18.8	10.7	76%	85%
Valuation and other	29.3	29.6	(1)%	(1)%
Total service line fee revenue(1)	241.5	213.3	13%	17%
Gross contract reimbursables(2)	66.5	61.7	8%	13%
Total revenue	$308.0	$275.0	12%	16%

Costs and expenses:
APAC Fee-based operating expenses	$222.8	$196.1	14%	17%
Cost of gross contract reimbursables	66.5	61.7	8%	13%
Segment operating expenses	$289.3	$257.8	12%	16%

Adjusted EBITDA	$21.6	$19.5	11%	13%
Adjusted EBITDA margin(3)	8.9%	9.1%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

APAC: Three months ended March 31, 2022 compared to the three months ended March 31, 2021
APAC revenue was $308.0 million, an increase of $33.0 million or 12% from the prior period. Setting aside the unfavorable impact of foreign currency of $9.3 million or 4%, APAC revenue increased 16% on a local currency basis. Revenue growth was principally driven by Capital markets and Leasing of 85% and 29%, respectively, on a local currency basis, as well as Property, facilities and project management of 13% on a local currency basis.
Fee-based operating expenses of $222.8 million increased 17% on a local currency basis principally due to higher variable costs including compensation costs and sub-contractor expenses associated with service line fee revenue growth. Fee-based operating expenses as a percentage of Total service line fee revenue was 92% in the first quarter of 2022, which is flat as compared to the first quarter of 2021.
Adjusted EBITDA of $21.6 million increased $2.1 million or 13% on a local currency basis, principally due to the impact of revenue growth in Capital markets and Leasing.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our available credit facilities. Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While the continued impacts of COVID-19 and the Russia-Ukraine conflict remain uncertain, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. We continually evaluate opportunities to obtain, retire or restructure credit facilities or financing arrangements for strategic reasons or obtain additional financing to fund investments, operations and obligations, as we have done in the past, to further strengthen our financial position.
We have historically relied on our internally generated cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our internally generated cash flow is seasonal—typically lowest in the first quarter of the year, when revenue is lowest, and greatest in the fourth quarter of the year, when revenue is highest. The seasonal nature of our internally generated cash flow can result in a mismatch with funding needs, which we manage using available cash on hand and, as necessary, borrowings under our revolving credit facility.
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
As of March 31, 2022, the Company had $1.6 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and our undrawn revolving credit facility of $1.0 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the three months ended March 31, 2022 was $18.9 million.

The Company is party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of March 31, 2022, the Company had $80.0 million drawn on the investment limit. The A/R Securitization terminates on August 20, 2022, unless extended or an earlier termination event occurs. Refer to Note 12: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Historical Cash Flows

	Three Months Ended March 31,
Cash Flow Summary	2022	2021
Net cash used in operating activities	$(158.2)	$(16.4)
Net cash provided by (used in) investing activities	36.3	(28.8)
Net cash used in financing activities	(35.9)	(13.6)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(4.3)	(3.5)
Total change in cash, cash equivalents and restricted cash	$(162.1)	$(62.3)
Operating Activities
We used $158.2 million of cash for operating activities during the three months ended March 31, 2022, an increase of $141.8 million compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, we used net working capital for operations of $286.6 million, an increase of $218.2 million compared to the first quarter of 2021, which was principally driven by higher bonus and commission payments and increases in contract assets driven by elevated leasing activity. This use of cash flow was partially offset by an increase in net income of $62.7 million, primarily driven by increased demand for transactions services in the Company's brokerage service lines.

Investing Activities
We generated $36.3 million of cash from investing activities during the three months ended March 31, 2022, which primarily reflects an $80.0 million draw on the investment limit under our A/R Securitization, partially offset by capital expenditures of $18.9 million and investments in equity securities of $11.6 million.
Financing Activities
We used $35.9 million of cash for financing activities during the three months ended March 31, 2022, an increase of $22.3 million from the prior year, primarily driven by equity shares repurchased, or net settled, for payment of employee taxes on stock awards.

Indebtedness
Refer to Note 8: Long-Term Debt and Other Borrowings and Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2021 in Part I, Item 1A.
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 in Part I, Item 1A. We believe that these factors include, but are not limited to:
•disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve, including the uncertainty affecting global financial markets stemming from the conflict in Ukraine;
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
Foreign Exchange
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. Refer to the discussion of international operations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.
Our foreign exchange risk management strategy is achieved by establishing local operations in the markets that we serve, invoicing customers in the same currency in which costs are incurred and the use of derivative financial instruments such as foreign currency forwards. Translating expenses incurred in foreign currencies into USD offsets the impact of translating revenue earned in foreign currencies into USD. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany transactions and cash management.
Refer to Note 7: Derivative Financial Instruments and Hedging Activities of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate risks and foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act") require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2022 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to Note 9: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report for information regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Disclosure Channels to Disseminate Information
Cushman & Wakefield investors and others should note that we announce material information to the public about the Company through a variety of means, including the Company's website, press releases and SEC filings, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public, as such information could be deemed to be material information.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Form of Restricted Stock Unit Grant Agreement	Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022
10.2	Cushman & Wakefield Global, Inc. Amended & Restated Executive Employee Severance Pay Plan & Summary Plan Description, effective February 24, 2022	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2022
10.3*
Amendment No. 3 to the Credit Agreement, dated as of April 28, 2022, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other Lenders and Subsidiary Guarantors party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2022
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

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: May 5, 2022
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2022
/s/ Len Texter
Len Texter
Senior Vice President and Global Controller (Principal Accounting Officer)