Form 10-Q
period 2022-06-30
Cushman & Wakefield plc
filed 2022-08-05
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 2, 2022, 225,674,778 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
June 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data)	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$476.7	$770.7
Trade and other receivables, net of allowance of $79.8 million and $72.2 million, as of June 30, 2022 and December 31, 2021, respectively	1,540.4	1,446.0
Income tax receivable	35.4	30.0
Short-term contract assets, net	431.4	318.9
Prepaid expenses and other current assets	277.5	264.7
Total current assets	2,761.4	2,830.3
Property and equipment, net	180.6	194.6
Goodwill	2,050.4	2,081.9
Intangible assets, net	899.0	922.2
Equity method investments	657.2	641.3
Deferred tax assets	62.7	65.5
Non-current operating lease assets	377.9	413.5
Other non-current assets	744.6	741.1
Total assets	$7,733.8	$7,890.4

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$44.5	$42.4
Accounts payable and accrued expenses	1,091.0	1,106.2
Accrued compensation	886.0	976.3
Income tax payable	55.4	105.1
Other current liabilities	234.9	204.5
Total current liabilities	2,311.8	2,434.5
Long-term debt, net	3,212.2	3,220.5
Deferred tax liabilities	5.2	48.7
Non-current operating lease liabilities	359.8	394.6
Other non-current liabilities	258.4	343.5
Total liabilities	6,147.4	6,441.8
Commitments and contingencies (see Note 9)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 225,663,686 and 223,709,308 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	22.6	22.4
Additional paid-in capital	2,892.0	2,896.6
Accumulated deficit	(1,135.5)	(1,278.2)
Accumulated other comprehensive loss	(193.5)	(193.0)
Total equity attributable to the Company	1,585.6	1,447.8
Non-controlling interests	0.8	0.8
Total equity	1,586.4	1,448.6
Total liabilities and shareholders' equity	$7,733.8	$7,890.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue	$2,612.6	$2,248.3	$4,943.6	$4,172.1
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	2,077.5	1,782.4	3,938.0	3,371.9
Operating, administrative and other	317.5	284.2	610.9	565.0
Depreciation and amortization	39.7	42.5	80.3	85.6
Restructuring, impairment and related charges	1.3	14.7	2.5	32.3
Total costs and expenses	2,436.0	2,123.8	4,631.7	4,054.8
Operating income	176.6	124.5	311.9	117.3
Interest expense, net of interest income	(46.1)	(43.8)	(89.3)	(86.2)
Earnings from equity method investments	17.5	5.1	34.4	7.5
Other (expense) income, net	(25.0)	10.1	(57.9)	12.1
Earnings before income taxes	123.0	95.9	199.1	50.7
Provision for income taxes	25.8	43.2	56.4	15.2
Net income	$97.2	$52.7	$142.7	$35.5

Basic earnings per share:
Earnings per share attributable to common shareholders, basic	$0.43	$0.24	$0.63	$0.16
Weighted average shares outstanding for basic earnings per share	225.6	223.0	225.1	222.7
Diluted earnings per share:
Earnings per share attributable to common shareholders, diluted	$0.43	$0.23	$0.62	$0.16
Weighted average shares outstanding for diluted earnings per share	228.0	226.3	228.6	225.1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$97.2	$52.7	$142.7	$35.5
Other comprehensive income (loss), net of tax:
Designated hedge gains	21.9	1.2	91.5	38.1
Defined benefit plan actuarial losses	(1.0)	(3.2)	(2.7)	(3.2)
Foreign currency translation	(82.2)	2.2	(89.3)	(9.5)
Total other comprehensive income (loss)	(61.3)	0.2	(0.5)	25.4
Total comprehensive income	$35.9	$52.9	$142.2	$60.9
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity
For the three and six months ended June 30, 2022 and 2021
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2022	225.5	$22.6	$2,880.0	$(1,232.7)	$(14.0)	$(111.6)	$(6.6)	$(132.2)	$1,537.7	$0.8	$1,538.5
Net income	—	—	—	97.2	—	—	—	—	97.2	—	97.2
Stock-based compensation	—		11.6	—	—	—	—	—	11.6	—	11.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	0.4	—	—	—	—	—	0.4	—	0.4
Foreign currency translation	—	—	—	—	—	(82.2)	—	(82.2)	(82.2)	—	(82.2)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.0)	(1.0)	(1.0)	—	(1.0)
Unrealized gain on hedging instruments	—	—	—	—	14.5	—	—	14.5	14.5	—	14.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	7.4	—	—	7.4	7.4	—	7.4
Balance as of June 30, 2022	225.7	$22.6	$2,892.0	$(1,135.5)	$7.9	$(193.8)	$(7.6)	$(193.5)	$1,585.6	$0.8	$1,586.4

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2021	222.9	$22.3	$2,846.5	$(1,545.4)	$(121.4)	$(81.1)	$(15.0)	$(217.5)	$1,105.9	$0.9	$1,106.8
Net income	—	—	—	52.7	—	—	—	—	52.7	—	52.7
Stock-based compensation	—	—	10.6	—	—	—	—	—	10.6	—	10.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.4	—	(2.8)	—	—	—	—	—	(2.8)	—	(2.8)
Foreign currency translation	—	—	—	—	—	2.2	—	2.2	2.2	—	2.2
Defined benefit plans actuarial gain	—	—	—	—	—	—	(3.2)	(3.2)	(3.2)	—	(3.2)
Unrealized loss on hedging instruments	—	—	—	—	(8.4)	—	—	(8.4)	(8.4)	—	(8.4)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	9.6	—	—	9.6	9.6	—	9.6
Balance as of June 30, 2021	223.3	$22.3	$2,854.3	$(1,492.7)	$(120.2)	$(78.9)	$(18.2)	$(217.3)	$1,166.6	$0.9	$1,167.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity
For the three and six months ended June 30, 2022 and 2021
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	142.7	—	—	—	—	142.7	—	142.7
Stock-based compensation	—		20.3	—	—	—	—	—	20.3	—	20.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.0	0.2	(24.9)	—	—	—	—	—	(24.7)	—	(24.7)
Foreign currency translation	—	—	—	—	—	(89.3)	—	(89.3)	(89.3)	—	(89.3)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(2.7)	(2.7)	(2.7)	—	(2.7)
Unrealized gain on hedging instruments	—	—	—	—	75.2	—	—	75.2	75.2	—	75.2
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	16.9	—	—	16.9	16.9	—	16.9
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	—	(0.6)
Balance as of June 30, 2022	225.7	$22.6	$2,892.0	$(1,135.5)	$7.9	$(193.8)	$(7.6)	$(193.5)	$1,585.6	$0.8	$1,586.4

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net income	—	—	—	35.5	—	—	—	—	35.5	—	35.5
Stock-based compensation	—	—	17.8	—	—	—	—	—	17.8	—	17.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.3	0.1	(6.9)	—	—	—	—	—	(6.8)	—	(6.8)
Foreign currency translation	—	—	—	—	—	(9.5)	—	(9.5)	(9.5)	—	(9.5)
Defined benefit plans actuarial gain	—	—	—	—	—	—	(3.2)	(3.2)	(3.2)	—	(3.2)
Unrealized gain on hedging instruments	—	—	—	—	20.1	—	—	20.1	20.1	—	20.1
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	18.0	—	—	18.0	18.0	—	18.0
Balance as of June 30, 2021	223.3	$22.3	$2,854.3	$(1,492.7)	$(120.2)	$(78.9)	$(18.2)	$(217.3)	$1,166.6	$0.9	$1,167.5
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$142.7	$35.5
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	80.3	85.6
Impairment charges	0.1	13.8
Unrealized foreign exchange (gain) loss	(9.7)	3.2
Stock-based compensation	20.5	17.8
Lease amortization	49.8	51.0
Amortization of debt issuance costs	3.5	4.7
Earnings from equity method investments, net of dividends received	(21.9)	(6.4)
Change in deferred taxes	(38.7)	13.7
Provision for loss on receivables and other assets	9.9	21.4
Loss on disposal of business	14.0	—
Unrealized loss (gain) on equity securities	48.8	(6.1)
Other operating activities, net	(6.8)	(11.3)
Changes in assets and liabilities:
Trade and other receivables	(159.6)	52.4
Income taxes payable	(54.1)	(29.8)
Short-term contract assets and Prepaid expenses and other current assets	(146.9)	(67.3)
Other non-current assets	(94.9)	(33.1)
Accounts payable and accrued expenses	13.1	(7.0)
Accrued compensation	(85.0)	10.6
Other current and non-current liabilities	(11.4)	(61.8)
Net cash (used in) provided by operating activities	(246.3)	86.9
Cash flows from investing activities
Payment for property and equipment	(30.5)	(20.9)
Acquisitions of businesses, net of cash acquired	(19.2)	—
Investments in equity securities and equity method joint ventures	(18.3)	(20.6)
Collection on beneficial interest in a securitization	80.0	—
Other investing activities, net	(9.4)	—
Net cash provided by (used in) investing activities	2.6	(41.5)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(26.6)	(7.6)
Payment of contingent consideration	(0.1)	(1.2)
Repayment of borrowings	(13.3)	(13.3)
Payment of finance lease liabilities	(7.7)	(6.3)
Other financing activities, net	2.4	0.8
Net cash used in financing activities	(45.3)	(27.6)

Change in cash, cash equivalents and restricted cash	(289.0)	17.8
Cash, cash equivalents and restricted cash, beginning of the period	890.3	1,164.1
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(18.6)	(2.2)
Cash, cash equivalents and restricted cash, end of the period	$582.7	$1,179.7

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.
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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires certain disclosures when companies have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. A company that has received government assistance must provide disclosures related to the nature of the transaction, accounting policies used to account for the transaction, and the amounts and financial statement line items that are affected by the transaction. The Company prospectively adopted the ASU effective January 1, 2022, with no impact to its financial statements and related disclosures.
Fair Value Measurement
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a company should not consider contractual restrictions on the sale of equity securities in measuring fair value. This ASU clarifies the guidance in ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), on the fair value measurement of equity securities that are subject to a contractual sale restriction and requires specific disclosures related to such equity securities. The Company early adopted this ASU effective July 1, 2022, with no impact to its financial statements and related disclosures.

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
Summarized financial information by segment is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Total revenue
Americas	$2,011.4	$1,680.2	20%	$3,796.8	$3,105.1	22%
EMEA	271.9	264.1	3%	509.5	488.0	4%
APAC	329.3	304.0	8%	637.3	579.0	10%
Total revenue	$2,612.6	$2,248.3	16%	$4,943.6	$4,172.1	18%

Adjusted EBITDA
Americas	$210.5	$157.1	34%	$386.5	$234.9	65%
EMEA	35.3	31.9	11%	52.0	34.3	52%
APAC	17.0	30.9	(45)%	38.6	50.4	(23)%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA - Americas	$210.5	$157.1	$386.5	$234.9
Adjusted EBITDA - EMEA	35.3	31.9	52.0	34.3
Adjusted EBITDA - APAC	17.0	30.9	38.6	50.4
Add/(less):
Depreciation and amortization	(39.7)	(42.5)	(80.3)	(85.6)
Interest expense, net of interest income	(46.1)	(43.8)	(89.3)	(86.2)
Provision for income taxes	(25.8)	(43.2)	(56.4)	(15.2)
Unrealized (loss) gain on investments, net	(27.3)	6.1	(48.8)	6.1
Integration and other costs related to merger	(4.3)	(5.6)	(7.9)	(21.8)
Pre-IPO stock-based compensation	(1.0)	(1.5)	(1.7)	(3.1)
Acquisition related costs and efficiency initiatives	(17.8)	(33.3)	(35.0)	(73.5)
Other	(3.6)	(3.4)	(15.0)	(4.8)
Net income	$97.2	$52.7	$142.7	$35.5

Note 4: Earnings Per Share
Earnings per share ("EPS") is calculated by dividing Net income by the weighted average shares outstanding. The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS
Net income	$97.2	$52.7	$142.7	$35.5
Weighted average shares outstanding for basic earnings per share	225.6	223.0	225.1	222.7
Basic earnings per share attributable to common shareholders	$0.43	$0.24	$0.63	$0.16
Diluted EPS
Net income	$97.2	$52.7	$142.7	$35.5
Weighted average shares outstanding for basic earnings per share	225.6	223.0	225.1	222.7
Dilutive effect of restricted stock units	1.7	2.1	2.5	1.4
Dilutive effective of stock options	0.7	1.2	1.0	1.0
Weighted average shares outstanding for diluted earnings per share	228.0	226.3	228.6	225.1
Diluted earnings per share attributable to common shareholders	$0.43	$0.23	$0.62	$0.16

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended June 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,196.2	$117.9	$242.9	$1,557.0
Leasing	At a point in time	451.7	64.4	42.5	558.6
Capital markets	At a point in time	309.9	45.5	12.9	368.3
Valuation and other	At a point in time or over time	53.6	44.1	31.0	128.7
Total revenue		$2,011.4	$271.9	$329.3	$2,612.6

		Three Months Ended June 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,050.1	$125.1	$207.5	$1,382.7
Leasing	At a point in time	344.7	60.2	52.8	457.7
Capital markets	At a point in time	240.5	33.0	9.6	283.1
Valuation and other	At a point in time or over time	44.9	45.8	34.1	124.8
Total revenue		$1,680.2	$264.1	$304.0	$2,248.3

		Six Months Ended June 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,318.9	$232.6	$465.6	$3,017.1
Leasing	At a point in time	824.6	114.0	79.7	1,018.3
Capital markets	At a point in time	551.8	74.3	31.7	657.8
Valuation and other	At a point in time or over time	101.5	88.6	60.3	250.4
Total revenue		$3,796.8	$509.5	$637.3	$4,943.6

		Six Months Ended June 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,081.0	$239.1	$412.8	$2,732.9
Leasing	At a point in time	567.5	102.8	82.2	752.5
Capital markets	At a point in time	374.3	55.3	20.3	449.9
Valuation and other	At a point in time or over time	82.3	90.8	63.7	236.8
Total revenue		$3,105.1	$488.0	$579.0	$4,172.1
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
As of June 30, 2022 and December 31, 2021, the Company had contract assets of $451.7 million and $337.4 million, respectively, which were recorded in Short-term contract assets, net, and $74.1 million and $71.1 million, respectively, which were recorded in Other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company also recorded contract asset allowances of $20.3 million and $18.5 million, respectively, within Short-term contract assets, net. The Company had no material asset impairment charges related to contract assets in the periods presented.
As of June 30, 2022 and December 31, 2021, the Company had contract liabilities of $48.0 million and $62.8 million, respectively, which were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, respectively.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2022 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2021	$1,511.2	$317.2	$253.5	$2,081.9
Acquisitions	6.3	—	5.6	11.9
Measurement period adjustments	—	—	—	—
Effect of movements in exchange rates and other	(1.3)	(29.1)	(13.0)	(43.4)
Balance as of June 30, 2022	$1,516.2	$288.1	$246.1	$2,050.4
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the six months ended June 30, 2022 and adjusted the provisional goodwill amounts recognized.
For the three and six months ended June 30, 2022 and 2021, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	$1,364.9	$(1,015.3)	$349.6
Other intangible assets	5 - 7	$16.9	$(13.5)	$3.4
Total intangible assets		$1,927.8	$(1,028.8)	$899.0

		As of December 31, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,380.7	(1,009.0)	371.7
Other intangible assets	2 - 13	17.3	(12.8)	4.5
Total intangible assets		$1,944.0	$(1,021.8)	$922.2
Amortization expense was $16.1 million and $16.5 million for the three months ended June 30, 2022 and 2021, respectively, and $31.9 million and $33.0 million for the six months ended June 30, 2022 and 2021, respectively.
No impairments of intangible assets were recorded for the three and six months ended June 30, 2022 and 2021.

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

Interest Rate Derivative Instruments
As of June 30, 2022, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of June 30, 2022 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2022 and December 31, 2021, there were $7.9 million in pre-tax gains and $83.6 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 8: Long-Term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that $4.1 million will be reclassified to Interest income in the Condensed Consolidated Statements of Operations.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair value of these contracts are recorded directly in earnings. The Company recognized realized losses of $5.3 million, offset by unrealized gains of $4.0 million during the three months ended June 30, 2022; and realized losses of $11.2 million, offset by unrealized gains of $9.6 million during the six months ended June 30, 2022, related to these foreign currency forward contracts. No material net fair value gains or losses were recorded for the three and six months ended June 30, 2021.
As of June 30, 2022 and December 31, 2021, the Company had 23 and 19 foreign currency exchange forward contracts outstanding covering a notional amount of $732.3 million and $642.7 million, respectively. As of June 30, 2022 and December 31, 2021, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of June 30, 2022 and December 31, 2021 (in millions):

		June 30, 2022		December 31, 2021
	June 30, 2022	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,423.6	$7.9	$—	$—	$84.0
Non-designated:
Foreign currency forward contracts	732.3	1.2	0.8	0.9	1.1
The fair value of interest rate swaps is included within Other non-current assets as of June 30, 2022 and Other non-current liabilities as of December 31, 2021 in the Condensed Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(1)	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended June 30, 2022
Interest rate cash flow hedges	$14.0	$(14.5)	$(7.4)	$(7.9)

Three Months Ended June 30, 2021
Interest rate cash flow hedges	$121.4	$8.4	$(9.6)	$120.2
(1) Amount is net of related income tax expense of $0.0 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively.
Losses of $7.4 million and $9.1 million were reclassified into earnings during the three months ended June 30, 2022 and 2021, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(1)	Ending Accumulated Other Comprehensive Loss (Gain)
Six Months Ended June 30, 2022
Interest rate cash flow hedges	$84.2	$(75.2)	$(16.9)	$(7.9)

Six Months Ended June 30, 2021
Interest rate cash flow hedges	$158.9	$(20.1)	$(18.6)	$120.2
(1) Amount is net of related income tax expense of $0.0 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.
Losses of $16.9 million and $17.0 million were reclassified into earnings during the six months ended June 30, 2022 and 2021, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 8: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	June 30, 2022	December 31, 2021
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $22.4 million and $25.8 million, respectively	$2,583.9	$2,593.8
2020 Senior Secured Notes, net of unamortized issuance costs of $8.5 million and $9.2 million, respectively	641.5	640.8
Finance lease liability	25.9	23.2
Notes payable to former stockholders	0.2	0.2
Total	3,251.5	3,258.0
Less: current portion of long-term debt	(39.3)	(37.5)
Total Long-term debt, net	$3,212.2	$3,220.5

2018 Credit Agreement
On August 21, 2018, the Company entered into an initial $3.5 billion credit agreement (as amended, the "2018 Credit Agreement"), comprised of an initial $2.7 billion senior secured term loan (the "2018 First Lien Loan") and an initial $810.0 million revolving credit facility (the "Revolver").
2018 First Lien Loan
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
The 2018 First Lien Loan bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2022, the rate is equal to 1-month LIBOR plus 2.75%. As of June 30, 2022, the effective interest rate of the 2018 First Lien Loan was 4.70%.
The 2018 First Lien Loan requires quarterly principal payments equal to 0.25% of the aggregate principal amount of the 2018 First Lien Loan, including incremental borrowings.
Revolver
On December 20, 2019, the Company amended the 2018 Credit Agreement to increase the aggregate commitments under the Revolver by $210.0 million, incurring an additional $0.5 million in debt transaction costs.
On April 28, 2022, the Company amended the 2018 Credit Agreement to (i) increase the aggregate commitments under the Revolver by $80.0 million, extending its borrowing capacity from $1.0 billion to $1.1 billion, (ii) extended the maturity date from August 21, 2023 to April 28, 2027, (iii) replaced the LIBOR rate with Term SOFR plus an applicable rate, and (iv) added incentives linked to sustainability features based on our greenhouse gas emission targets. The Company incurred an additional $3.7 million in debt transaction costs in connection with this amendment.
Borrowings under the Revolver, if any, bear interest at our option, at rates varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Company’s Revolver was undrawn as of June 30, 2022 and December 31, 2021.
Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio is tested for compliance not to exceed 5.00 to 1.00.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of June 30, 2022 and December 31, 2021.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 7.00% as of June 30, 2022.

Note 9: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 7.0 years and maximum potential future payments of approximately $47.8 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, contingent liabilities recorded within Other current liabilities were $145.0 million and $106.5 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $22.6 million and $19.5 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At June 30, 2022 and December 31, 2021, E&O and other claims were $50.0 million and $40.2 million, respectively, and workers’ compensation liabilities were $117.6 million and $85.8 million, respectively, included within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and the inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances for E&O claims as of June 30, 2022 and December 31, 2021 totaling $9.0 million and $6.3 million, respectively.

Note 10: Related Party Transactions
As of June 30, 2022 and December 31, 2021, the Company had receivables from affiliates of $46.6 million and $42.5 million, respectively, that are included in Prepaid expenses and other current assets, and $289.6 million and $205.9 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 11: Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC 820, which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:
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
There were no significant transfers between the three levels of the fair value hierarchy for the three and six months ended June 30, 2022 and or year ended December 31, 2021. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2021.
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

The estimated fair value of external debt was $3.1 billion and $3.3 billion as of June 30, 2022 and December 31, 2021, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.3 billion and $3.3 billion as of June 30, 2022 and December 31, 2021, respectively, which excludes debt issuance costs. See Note 8: Long-Term Debt and Other Borrowings for additional information.
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of June 30, 2022 and December 31, 2021, investments in early stage proptech companies had a fair value of approximately $32.0 million and $24.0 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
In October 2021, the Company made a strategic investment of $150.0 million in WeWork, which is accounted for as an investment in equity securities reported at fair value, included in Other non-current assets in the Condensed Consolidated Balance Sheets. As quoted market prices for identical assets are available, this investment is classified as a Level 1 investment, and mark to market gains and losses are recognized on a recurring basis.
Investments in real estate venture capital funds are fair valued using the net asset value ("NAV") per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of June 30, 2022 and December 31, 2021, investments in real estate venture capital funds had a fair value of approximately $66.3 million and $54.1 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these investments to their fair values each reporting period, and the changes are reflected in Other (expense) income, net, in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2022, the Company recognized an unrealized loss of $27.0 million related to our investment in WeWork, and immaterial losses from other fair value investments. During the six months ended June 30, 2022, the Company recognized an unrealized loss of $53.7 million related to our investment in WeWork, offset by unrealized gains of $4.9 million from other fair value investments. During the three and six months ended June 30, 2021, the Company recognized an unrealized gain of $6.1 million from other fair value investments.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in millions):

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	31.9	31.9	—	—
Foreign currency forward contracts	1.2	—	1.2	—
Interest rate swap agreements	7.9	—	7.9	—
Deferred purchase price receivable	88.9	—	—	88.9
Equity securities	75.3	75.3	—	—
Total	$206.1	$108.1	$9.1	$88.9
Liabilities
Deferred compensation plan liabilities	$32.7	$32.7	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Earn-out liabilities	24.1	—	—	24.1
Total	$57.6	$32.7	$0.8	$24.1

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$45.2	$45.2	$—	$—
Deferred compensation plan assets	47.2	47.2	—	—
Foreign currency forward contracts	0.9	—	0.9	—
Deferred purchase price receivable	142.3	—	—	142.3
Equity securities	129.0	129.0	—	—
Total	364.6	221.4	0.9	142.3
Liabilities
Deferred compensation plan liabilities	$47.4	$47.4	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	84.0	—	84.0	—
Earn-out liabilities	21.4	—	—	21.4
Total	$153.9	$47.4	$85.1	$21.4
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
The amounts disclosed in the table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2022, the Company had the potential to make a maximum of $29.2 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next five years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2022	2021
Balance as of January 1,	$21.4	$21.0
Purchases/additions	3.4	—
Net change in fair value and other adjustments	(0.6)	(0.4)
Payments	(0.1)	(0.8)
Balance as of June 30,	$24.1	$19.8

Note 12: Accounts Receivable Securitization
The Company's A/R Securitization has an investment limit of $125.0 million and terminates on August 20, 2022. Under the A/R Securitization, certain of the Company’s wholly owned subsidiaries continuously sell (or contribute) receivables to certain wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the "Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of June 30, 2022 and December 31, 2021 the Company had $80.0 million and $0.0 million, respectively, drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the six months ended June 30, 2022 and 2021, receivables sold under the A/R securitization were $674.6 million and $627.6 million, respectively, and cash collections from customers on receivables sold were $651.3 million and $639.4 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2022 and December 31, 2021, the outstanding principal on receivables sold under the A/R Securitization was $182.0 million and $158.7 million, respectively. Refer to Note 11: Fair Value Measurements for additional discussion on the fair value of the DPP as of June 30, 2022 and December 31, 2021.

Note 13: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$476.7	$770.7
Restricted cash recorded in Prepaid expenses and other current assets	106.0	119.6
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$582.7	$890.3
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid for:
Interest	$52.5	$83.1
Income taxes	147.0	14.9
Operating leases	58.7	73.3
Non-cash investing/financing activities:
Property and equipment additions through finance leases	10.9	5.4
Deferred and contingent payment obligation incurred through acquisitions	12.3	—
Increase in beneficial interest in a securitization	26.7	(13.1)
Right of use assets obtained through operating leases	27.1	44.6

Note 14: Subsequent Events
The Company has evaluated subsequent events through August 4, 2022, the date on which these financial statements were issued, and identified the following subsequent event to disclose:
On August 1, 2022, the Company amended the A/R Securitization program, effective August 22, 2022, to increase the investment facility limit to $200 million and extend the maturity date to June 2023.

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
Outlook and Recent Developments
Highlights from the first half and second quarter of 2022:
First Half Results:
•Revenue of $4.9 billion and service line fee revenue of $3.6 billion for the first half of 2022 increased 18% and 22%, respectively, from the first half of 2021.
◦Growth momentum continued across all segments and service lines, led by the Americas.
•Net income and earnings per share for the first half of 2022 were $142.7 million and $0.62, respectively.
◦Adjusted EBITDA of $477.1 million increased 49% with Adjusted EBITDA margin of 13.2% expanding 240 basis points from the first half of 2021.
•Liquidity as of June 30, 2022 was $1.6 billion, consisting of availability on the Company's undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.5 billion.
Second Quarter Results:
•Revenue of $2.6 billion and service line fee revenue of $1.9 billion for the second quarter of 2022 increased 16% and 18%, respectively, from the second quarter of 2021.
◦Leasing and Capital markets grew 22% and 30%, respectively.
◦Property, facilities and project management grew 13%.
•Net income and earnings per share for the second quarter of 2022 were $97.2 million and $0.43, respectively.
•Adjusted EBITDA of $262.8 million increased 20% with Adjusted EBITDA margin of 13.7% expanding 22 basis points from the second quarter of 2021.

Impact of COVID-19 and the Russia-Ukraine Conflict
The ongoing presence of COVID-19 and the continuing negative macroeconomic impacts of the global pandemic continue to present risks to the Company. To date, we have not experienced significant disruptions in our operations or ability to service our clients, and we have been able to respond quickly to our customers' changing business demands related to COVID-19. However, the circumstances surrounding COVID-19 at a global level remain fluid, especially given the uncertainty of the severity and incidence of potential future variants of the virus and potential future lockdowns across Asia. We continue to monitor the situation and may take actions in the future that could affect our business operations and performance. These actions may result from requirements mandated by governmental authorities or that we determine to be in the best interests of our employees, customers, and shareholders.
In addition, the Russia-Ukraine conflict continues to affect global financial markets and has intensified ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. The degree to which the Company will be affected largely depends on the nature and duration of uncertain and unpredictable events, such as further military action, additional sanctions and reactions to ongoing developments by global capital markets. Political events and sanctions are continually changing and differ across the globe. In the first quarter of 2022, the Company disposed of its operations in Russia, which did not have a material impact to the Company's financial statements or future operations.
Despite any uncertainty that persists related to COVID-19 and the Russia-Ukraine conflict, we believe that we have sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flows and, as necessary, cash on hand and borrowings under our revolving credit facility. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.6 billion as of June 30, 2022, comprising of cash and cash equivalents of $0.5 billion and an undrawn revolving credit facility of $1.1 billion.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these policies or estimates as of June 30, 2022.
Recently Issued Accounting Pronouncements
Refer to recently issued accounting pronouncements within Note 2: New Accounting Standards of the Notes to the Condensed Consolidated Financial Statements.

Items Affecting Comparability
When reading our financial statements and the information included in this Quarterly Report, it should be considered that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations and could affect future performance. We believe that the following material trends and uncertainties are important to understand the variability of our historical earnings and cash flows and any potential future variability.
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, changes in interest rates, inflation, the impact of tax and regulatory policies, changes in employment rates, level of commercial construction spending, the cost and availability of credit, the impact of the global COVID-19 pandemic, demand for commercial real estate, and the geopolitical environment including the uncertainty affecting global financial markets stemming from the Russia-Ukraine conflict.

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
Key Performance Measures
We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. The measures include Segment operating expenses, Fee-based operating expenses, Adjusted EBITDA, and Adjusted EBITDA margin. Certain of these metrics are non-GAAP measures currently utilized by management to assess performance, and we disclose these measures to investors to assist them in providing a meaningful understanding of our performance. See "Use of Non-GAAP Financial Measures" and "Results of Operations" below.

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

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$868.8	$769.8	13%	16%	$1,709.8	$1,537.9	11%	13%
Leasing	552.8	453.5	22%	24%	1,007.5	745.2	35%	37%
Capital markets	367.3	282.2	30%	33%	656.3	448.6	46%	49%
Valuation and other	127.5	124.2	3%	8%	247.6	235.6	5%	9%
Total service line fee revenue(1)	1,916.4	1,629.7	18%	21%	3,621.2	2,967.3	22%	24%
Gross contract reimbursables(2)	696.2	618.6	13%	14%	1,322.4	1,204.8	10%	11%
Total revenue	$2,612.6	$2,248.3	16%	19%	$4,943.6	$4,172.1	18%	21%

Costs and expenses:
Cost of services provided to clients	$1,381.3	$1,163.8	19%	22%	$2,615.6	$2,167.1	21%	23%
Cost of gross contract reimbursables	696.2	618.6	13%	14%	1,322.4	1,204.8	10%	11%
Total costs of services	2,077.5	1,782.4	17%	19%	3,938.0	3,371.9	17%	19%
Operating, administrative and other	317.5	284.2	12%	15%	610.9	565.0	8%	10%
Depreciation and amortization	39.7	42.5	(7)%	(4)%	80.3	85.6	(6)%	(4)%
Restructuring, impairment and related charges	1.3	14.7	(91)%	(90)%	2.5	32.3	(92)%	(92)%
Total costs and expenses	2,436.0	2,123.8	15%	17%	4,631.7	4,054.8	14%	16%
Operating income	176.6	124.5	42%	45%	311.9	117.3	166%	171%
Interest expense, net of interest income	(46.1)	(43.8)	5%	8%	(89.3)	(86.2)	4%	6%
Earnings from equity method investments	17.5	5.1	n.m.	n.m.	34.4	7.5	n.m.	n.m.
Other (expense) income, net	(25.0)	10.1	n.m.	n.m.	(57.9)	12.1	n.m.	n.m.
Earnings before income taxes	123.0	95.9	28%	31%	199.1	50.7	n.m.	n.m.
Provision for income taxes	25.8	43.2	(40)%	(39)%	56.4	15.2	n.m.	n.m.
Net income	$97.2	$52.7	84%	88%	$142.7	$35.5	n.m.	n.m.

Adjusted EBITDA	$262.8	$219.9	20%	23%	$477.1	$319.6	49%	53%
Adjusted EBITDA margin(3)	13.7%	13.5%			13.2%	10.8%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$97.2	$52.7	$142.7	$35.5
Add/(less):
Depreciation and amortization	39.7	42.5	80.3	85.6
Interest expense, net of interest income	46.1	43.8	89.3	86.2
Provision for income taxes	25.8	43.2	56.4	15.2
Unrealized loss (gain) on investments, net(1)	27.3	(6.1)	48.8	(6.1)
Integration and other costs related to merger(2)	4.3	5.6	7.9	21.8
Pre-IPO stock-based compensation(3)	1.0	1.5	1.7	3.1
Acquisition related costs and efficiency initiatives(4)	17.8	33.3	35.0	73.5
Other(5)	3.6	3.4	15.0	4.8
Adjusted EBITDA	$262.8	$219.9	$477.1	$319.6
(1) Represents net unrealized losses on fair value investments during the six months ended June 30, 2022 primarily related to our investment in WeWork, which closed during the fourth quarter of 2021. An unrealized gain on investments of $6.1 million was recorded in the six months ended June 30, 2021.
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
(5) Other includes a loss of $13.8 million related to the disposal of operations in Russia recorded during the first quarter of 2022.
Below is a summary of Total costs and expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas Fee-based operating expenses	$1,219.7	$1,002.3	$2,306.4	$1,856.5
EMEA Fee-based operating expenses	213.9	199.2	414.4	391.5
APAC Fee-based operating expenses	239.0	217.4	461.8	413.5
Cost of gross contract reimbursables	696.2	618.6	1,322.4	1,204.8
Segment operating expenses	2,368.8	2,037.5	4,505.0	3,866.3
Depreciation and amortization	39.7	42.5	80.3	85.6
Integration and other costs related to merger(1)	4.3	5.6	7.9	21.8
Pre-IPO stock-based compensation(2)	1.0	1.5	1.7	3.1
Acquisition related costs and efficiency initiatives(3)	17.8	33.3	35.0	73.2
Other	4.4	3.4	1.8	4.8
Total costs and expenses	$2,436.0	$2,123.8	$4,631.7	$4,054.8
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

Three months ended June 30, 2022 compared to the three months ended June 30, 2021
Revenue
Revenue of $2.6 billion, an increase of $364.3 million or 16% compared to the three months ended June 30, 2021, reflects strong revenue growth across all segments. Americas, EMEA and APAC revenue growth was 20%, 3% and 8%, respectively, compared to the three months ended June 30, 2021. Partially offsetting these trends were unfavorable foreign currency movements of $52.7 million or 3% as compared to the prior year. Service line fee revenue growth was led by our Leasing and Capital markets service lines which were up 22% and 30%, respectively. Leasing revenue growth was principally driven by steady momentum in the office sector, as well as the continued strength in the industrial sector. Capital markets revenue continued to demonstrate broad-based growth as investment fundamentals in commercial real estate assets remain favorable, including multi-family and industrial. Property, facilities and project management grew 13% driven by growth in our project management and facilities management businesses. Valuation and other and Gross contract reimbursables also grew 3% and 13%, respectively.
Costs of services
Costs of services of $2.1 billion increased $295.1 million or 17% compared to the three months ended June 30, 2021. Cost of services provided to clients increased 19% principally due to higher variable costs, including commissions, as a result of higher brokerage revenue. Cost of gross contract reimbursables increased 13% driven by the continued growth in our Property, facilities and project management service line.
Operating, administrative and other
Operating, administrative and other expenses of $317.5 million increased by $33.3 million or 12% compared to the three months ended June 30, 2021, principally due to higher salaries and wages, as well as other compensation costs.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $1.3 million, a decrease of $13.4 million compared to the three months ended June 30, 2021. This decrease principally reflects the reduction of severance-related costs and impairment charges in connection with the Company's previously announced strategic realignment of the business, which was substantially complete at the end of 2021.
Earnings from equity method investments
Earnings from equity method investments of $17.5 million increased by $12.4 million compared to the three months ended June 30, 2021, primarily due to the earnings recognized from our equity method investment with Greystone in the Americas, which was finalized in December 2021.
Other (expense) income, net
Other expense during the three months ended June 30, 2022 reflects net unrealized losses on fair value investments of $27.3 million, primarily related to our investment in WeWork, which closed in the fourth quarter of 2021, partially offset by royalty income. Comparatively, other income recognized during the three months ended June 30, 2021 reflects unrealized gains on fair value investments along with royalty income.
Provision for income taxes
Provision for income taxes for the second quarter of 2022 was $25.8 million on earnings before income taxes of $123.0 million. For the second quarter of 2021, the provision for income taxes was $43.2 million on earnings before income taxes of $95.9 million. The decrease in income tax expense from the prior period was primarily driven by a lower effective tax rate in the three months ended June 30, 2022 compared to the same period last year, due to changes in the jurisdictional mix of earnings.
Net income and Adjusted EBITDA
Net income of $97.2 million increased 84% compared to the three months ended June 30, 2021, principally due to the strong performance of brokerage activity as Leasing and Capital markets fee revenue increased 22% and 30%, respectively, as well as an increase in earnings recognized from our equity method investment with Greystone in the Americas.
Adjusted EBITDA of $262.8 million increased by $42.9 million or 20%. Adjusted EBITDA margin, measured against service line fee revenue, of 13.7% for the three months ended June 30, 2022, increased 22 basis points as compared to 13.5% in the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Revenue
Revenue of $4.9 billion, an increase of $771.5 million or 18% compared to the six months ended June 30, 2021, reflects strong revenue growth across all segments. Americas, EMEA and APAC revenue growth was 22%, 4% and 10%, respectively, compared to the six months ended June 30, 2021. Partially offsetting these trends were unfavorable foreign currency movements of $75.7 million or 2% as compared to the prior year. Service line fee revenue growth was led by Leasing and Capital markets service lines which were up 35% and 46%, respectively. Leasing revenue growth was principally driven by steady momentum in the office sector, as well as the continued strength in the industrial sector. Capital markets revenue grew as investment fundamentals in commercial real estate assets continued to be favorable across most sectors, including multi-family and industrial. Property, facilities and project management grew 11% driven by growth in our project management and facilities management businesses. Valuation and other and Gross contract reimbursables also grew 5% and 10%, respectively. Geographically, Americas, EMEA and APAC contributed 89%, 3% and 8%, respectively, of the consolidated revenue growth.
Costs of services
Costs of services of $3.9 billion increased $566.1 million or 17% compared to the six months ended June 30, 2021. Cost of services provided to clients increased 21% principally due to higher variable costs, including commissions, as a result of higher brokerage revenue. Cost of gross contract reimbursables increased 10% driven by the continued growth in our Property, facilities and project management service line.
Operating, administrative and other
Operating, administrative and other expenses of $610.9 million increased by $45.9 million or 8% compared to the six months ended June 30, 2021, principally driven by higher salaries and wages, as well as other compensation costs. Operating, administrative and other costs as a percentage of total revenue were 12% for the six months ended June 30, 2022 as compared to 14% for the six months ended June 30, 2021.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $2.5 million, a decrease of $29.8 million compared to the six months ended June 30, 2021. This decrease principally reflects the reduction of severance-related costs and impairment charges in connection with the Company's previously announced strategic realignment of the business, which was substantially complete at the end of 2021.
Earnings from equity method investments
Earnings from equity method investments of $34.4 million increased by $26.9 million compared to the six months ended June 30, 2021, primarily due to the earnings recognized from our equity method investment with Greystone in the Americas, which was finalized in December 2021.
Other (expense) income, net
Other expense was $57.9 million in the six months ended June 30, 2022, compared to other income of $12.1 million recognized in the six months ended June 30, 2021. This decline is primarily due to the net unrealized losses on fair value investments of $54.9 million, principally related to our investment in WeWork, which closed in the fourth quarter of 2021. In addition, the Company recognized a loss of $13.8 million in the first quarter of 2022 related to the disposal of operations in Russia.
Provision for income taxes
Provision for income taxes for the six months ended June 30, 2022 was $56.4 million on earnings before income taxes of $199.1 million. For the six months ended June 30, 2021, the provision for income taxes was $15.2 million on earnings before income taxes of $50.7 million. The increase in income tax expense from the prior year was primarily driven by higher pre-tax earnings, partially offset by a lower effective tax rate, due to changes in the jurisdictional mix of earnings.

Net income and Adjusted EBITDA
Net income of $142.7 million increased by $107.2 million compared to the six months ended June 30, 2021, principally due to the strong performance of brokerage activity as Leasing and Capital markets fee revenue increased 35% and 46%, respectively, as well as an increase in earnings recognized from our equity method investment with Greystone in the Americas.
Adjusted EBITDA of $477.1 million increased by $157.5 million or 49%. As a result, Adjusted EBITDA margin, measured against service line fee revenue, of 13.2% for the six months ended June 30, 2022, increased 240 basis points as compared to 10.8% in the six months ended June 30, 2021.

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

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$605.3	$533.0	14%	14%	$1,196.5	$1,073.8	11%	12%
Leasing	446.0	341.0	31%	31%	814.2	560.7	45%	45%
Capital markets	308.9	239.6	29%	29%	550.3	373.0	48%	48%
Valuation and other	53.1	44.6	19%	19%	100.3	81.9	22%	23%
Total service line fee revenue(1)	1,413.3	1,158.2	22%	22%	2,661.3	2,089.4	27%	28%
Gross contract reimbursables(2)	598.1	522.0	15%	15%	1,135.5	1,015.7	12%	12%
Total revenue	$2,011.4	$1,680.2	20%	20%	$3,796.8	$3,105.1	22%	22%

Costs and expenses:
Americas Fee-based operating expenses	$1,219.7	$1,002.3	22%	22%	$2,306.4	$1,856.5	24%	24%
Cost of gross contract reimbursables	598.1	522.0	15%	15%	1,135.5	1,015.7	12%	12%
Segment operating expenses	$1,817.8	$1,524.3	19%	19%	$3,441.9	$2,872.2	20%	20%

Adjusted EBITDA	$210.5	$157.1	34%	34%	$386.5	$234.9	65%	65%
Adjusted EBITDA margin(3)	14.9%	13.6%			14.5%	11.2%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Americas: Three months ended June 30, 2022 compared to the three months ended June 30, 2021
Americas revenue in the second quarter of 2022 was $2.0 billion, an increase of $331.2 million or 20% from the second quarter of 2021. Revenue across all service lines increased, led by Leasing and Capital markets growth of 31% and 29%, respectively.
Fee-based operating expenses of $1.2 billion increased 22% principally due to higher variable costs, including commissions, associated with brokerage revenue growth and higher wages.
Adjusted EBITDA of $210.5 million increased $53.4 million or 34%, and resulted in margin expansion of 133 basis points, principally driven by earnings from our equity method investment with Greystone and strong brokerage activity.
Americas: Six months ended June 30, 2022 compared to the Six months ended June 30, 2021
Americas revenue for the six months ended June 30, 2022 was $3.8 billion, an increase of $691.7 million or 22% from the six months ended June 30, 2021. Revenue across all service lines increased, led by Capital markets and Leasing growth of 48% and 45%, respectively. Property, facilities and project management and Gross contract reimbursables grew of 11% and 12%, respectively, as a result of growth in our facilities management and project management businesses.
Fee-based operating expenses of $2.3 billion increased 24% principally due to higher variable costs, including commissions, driven by higher brokerage revenue. As a result of disciplined cost management, Fee-based operating expenses as a percentage of Total service line fee revenue was 87% in the six months ended June 30, 2022, compared to 89% in the six months ended June 30, 2021.
Adjusted EBITDA of $386.5 million increased $151.6 million or 65%, and resulted in margin expansion of 328 basis points, principally driven by earnings from our equity method investment with Greystone and strong brokerage activity and disciplined cost management.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$95.3	$91.4	4%	18%	$188.9	$175.1	8%	18%
Leasing	64.3	59.7	8%	21%	113.6	102.3	11%	22%
Capital markets	45.5	33.0	38%	56%	74.3	55.3	34%	49%
Valuation and other	43.5	45.4	(4)%	8%	87.1	89.9	(3)%	6%
Total service line fee revenue(1)	248.6	229.5	8%	22%	463.9	422.6	10%	21%
Gross contract reimbursables(2)	23.3	34.6	(33)%	(25)%	45.6	65.4	(30)%	(24)%
Total revenue	$271.9	$264.1	3%	16%	$509.5	$488.0	4%	15%

Costs and expenses:
EMEA Fee-based operating expenses	$213.9	$199.2	7%	21%	$414.4	$391.5	6%	16%
Cost of gross contract reimbursables	23.3	34.6	(33)%	(24)%	45.6	65.4	(30)%	(24)%
Segment operating expenses	$237.2	$233.8	1%	14%	$460.0	$456.9	1%	10%

Adjusted EBITDA	$35.3	$31.9	11%	29%	$52.0	$34.3	52%	76%
Adjusted EBITDA margin(3)	14.2%	13.9%			11.2%	8.1%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

EMEA: Three months ended June 30, 2022 compared to the three months ended June 30, 2021
EMEA revenue in the second quarter of 2022 was $271.9 million, an increase of $7.8 million or 3% from the second quarter of 2021. Excluding the unfavorable impact of foreign currency of $32.7 million, EMEA revenue grew by 16% on a local currency basis. Revenue growth was principally driven by Capital markets and Leasing growth of 56% and 21%, respectively, on a local currency basis, as well as Property, facilities and project management of 18% on a local currency basis. Gross contract reimbursables declined 25% on a local currency basis driven by changes in our customer mix from the prior year.
Fee-based operating expenses of $213.9 million increased 21% on a local currency basis principally due to higher variable costs associated with service line fee revenue growth.
Adjusted EBITDA of $35.3 million increased $3.4 million, resulting in margin expansion of 30 basis points, principally driven by Capital markets and Leasing revenue growth.
EMEA: Six months ended June 30, 2022 compared to the six months ended June 30, 2021
EMEA revenue for the six months ended June 30, 2022 was $509.5 million, an increase of $21.5 million or 4% from the six months ended June 30, 2021. Excluding the unfavorable impact of foreign currency of $46.2 million, EMEA revenue grew by 15% on a local currency basis. Revenue growth was principally driven by Capital markets and Leasing growth of 49% and 22%, respectively, on a local currency basis, as well as Property, facilities and project management of 18% on a local currency basis. Gross contract reimbursables declined 24% on a local currency basis driven by changes in our customer mix from the prior year.
Fee-based operating expenses of $414.4 million increased 16% on a local currency basis principally due to higher variable costs associated with revenue growth in our Project, facilities and project management service line. As a result of disciplined cost management, Fee-based operating expenses as a percentage of Total service line fee revenue was 89% in the six months ended June 30, 2022 compared to 93% in the six months ended June 30, 2021.
Adjusted EBITDA of $52.0 million increased $17.7 million, resulting in margin expansion of 309 basis points, principally driven by Leasing and Capital markets revenue growth and disciplined cost management.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$168.2	$145.4	16%	22%	$324.4	$289.0	12%	17%
Leasing	42.5	52.8	(20)%	(15)%	79.7	82.2	(3)%	0%
Capital markets	12.9	9.6	34%	47%	31.7	20.3	56%	67%
Valuation and other	30.9	34.2	(10)%	(6)%	60.2	63.8	(6)%	(4)%
Total service line fee revenue(1)	254.5	242.0	5%	11%	496.0	455.3	9%	13%
Gross contract reimbursables(2)	74.8	62.0	21%	29%	141.3	123.7	14%	21%
Total revenue	$329.3	$304.0	8%	14%	$637.3	$579.0	10%	15%

Costs and expenses:
APAC Fee-based operating expenses	$239.0	$217.4	10%	16%	$461.8	$413.5	12%	16%
Cost of gross contract reimbursables	74.8	62.0	21%	29%	141.3	123.7	14%	21%
Segment operating expenses	$313.8	$279.4	12%	19%	$603.1	$537.2	12%	17%

Adjusted EBITDA	$17.0	$30.9	(45)%	(40)%	$38.6	$50.4	(23)%	(20)%
Adjusted EBITDA margin(3)	6.7%	12.8%			7.8%	11.1%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

APAC: Three months ended June 30, 2022 compared to the three months ended June 30, 2021
APAC revenue in the second quarter of 2022 was $329.3 million, an increase of $25.3 million or 8% from the second quarter of 2021. Excluding the unfavorable impact of foreign currency of $17.7 million, APAC revenue increased 14% on a local currency basis. Revenue growth was principally driven by Capital markets and Property, facilities and project management of 47% and 22%, respectively, on a local currency basis. This growth was offset by declines in Leasing and Valuation and other of 15% and 6%, on a local currency basis, respectively. These declines were primarily due to COVID-19 related lockdowns in China.
Fee-based operating expenses of $239.0 million increased 16% on a local currency basis principally due to higher variable costs associated with service line fee revenue growth.
Adjusted EBITDA of $17.0 million declined $13.9 million, primarily due to the impact of COVID-19 related lockdowns in China.
APAC: Six months ended June 30, 2022 compared to the six months ended June 30, 2021
APAC revenue for the six months ended June 30, 2022 was $637.3 million, an increase of $58.3 million or 10% from the six months ended June 30, 2021. Excluding the unfavorable impact of foreign currency of $26.9 million, APAC revenue increased 15% on a local currency basis. Revenue growth was principally driven by Capital markets and Property, facilities and project management of 67% and 17%, respectively, on a local currency basis.
Fee-based operating expenses of $461.8 million increased 16% on a local currency basis principally due to higher variable costs associated with service line fee revenue growth. Fee-based operating expenses as a percentage of Total service line fee revenue was 93% in the six months ended June 30, 2022, compared to 91% in the six months ended June 30, 2021.
Adjusted EBITDA of $38.6 million declined $11.8 million, primarily due to the impact of COVID-19 related lockdowns in China.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our available credit facilities. Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While the continued impacts of COVID-19 and the Russia-Ukraine conflict remain uncertain, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. We continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or obtain additional financing to fund investments, operations and obligations, as we have done in the past, to further strengthen our financial position.
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
As of June 30, 2022, the Company had $1.6 billion of liquidity, consisting of cash and cash equivalents of $0.5 billion and our undrawn revolving credit facility of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the three and six months ended June 30, 2022 was $30.5 million.

The Company is party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $125.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of June 30, 2022, the Company had $80.0 million drawn on the investment limit. The A/R Securitization terminates on August 20, 2022, unless extended or an earlier termination event occurs. Refer to Note 12: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Historical Cash Flows

	Six Months Ended June 30,
Cash Flow Summary	2022	2021
Net cash (used in) provided by operating activities	$(246.3)	$86.9
Net cash provided by (used in) investing activities	2.6	(41.5)
Net cash used in financing activities	(45.3)	(27.6)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(18.6)	(2.2)
Total change in cash, cash equivalents and restricted cash	$(307.6)	$15.6
Operating Activities
We used $246.3 million of cash for operating activities during the six months ended June 30, 2022, an increase of $333.2 million compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, we used net working capital for operations of $538.8 million, an increase of $402.8 million compared to the six months ended June 30, 2021, which was principally driven by increases in trade receivables and contract assets as a result of demand in our brokerage service lines and higher bonus and commission payments. This use of cash flow was partially offset by an increase in net income of $107.2 million, primarily driven by increased demand for transactions services in the Company's brokerage service lines.

Investing Activities
We generated $2.6 million of cash from investing activities during the six months ended June 30, 2022, which primarily reflects an $80.0 million draw on the investment limit under our A/R Securitization, partially offset by capital expenditures of $30.5 million, acquisitions of $19.2 million and investments in equity securities of $18.3 million.
Financing Activities
We used $45.3 million of cash for financing activities during the six months ended June 30, 2022, an increase of $17.7 million from the prior year, primarily driven by the net settlement of equity awards for payment of employee related taxes, as well as required principal payments on our borrowings.

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
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 in Part I, Item 1A. We believe that these factors include, but are not limited to:
•disruptions in general economic, social and business conditions, particularly in geographies or industry sectors that we or our clients serve, including the uncertainty affecting global financial markets stemming from the Russia-Ukraine conflict;
•disruptions to our business and to our clients' businesses caused by COVID-19 and the continuing negative macroeconomic impacts of the global pandemic;
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2022 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Amendment No. 3 to the Credit Agreement, dated as of April 28, 2022, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other Lenders and Subsidiary Guarantors party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2022
10.2	Amended & Restated Cushman & Wakefield plc 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective May 5, 2022	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2022
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

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

Date: August 4, 2022
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2022
/s/ Len Texter
Len Texter
Senior Vice President and Global Controller (Principal Accounting Officer)