Form 10-Q
period 2022-09-30
Cushman & Wakefield plc
filed 2022-11-04
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, 225,756,656 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
September 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data)	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$380.8	$770.7
Trade and other receivables, net of allowance of $80.2 million and $72.2 million, as of September 30, 2022 and December 31, 2021, respectively	1,323.4	1,446.0
Income tax receivable	31.3	30.0
Short-term contract assets, net	392.5	318.9
Prepaid expenses and other current assets	275.3	264.7
Total current assets	2,403.3	2,830.3
Property and equipment, net	156.1	194.6
Goodwill	2,020.5	2,081.9
Intangible assets, net	885.4	922.2
Equity method investments	659.4	641.3
Deferred tax assets	77.6	65.5
Non-current operating lease assets	345.3	413.5
Other non-current assets	1,074.0	741.1
Total assets	$7,621.6	$7,890.4

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$46.3	$42.4
Accounts payable and accrued expenses	1,077.7	1,106.2
Accrued compensation	854.7	976.3
Income tax payable	26.9	105.1
Other current liabilities	217.4	204.5
Total current liabilities	2,223.0	2,434.5
Long-term debt, net	3,211.6	3,220.5
Deferred tax liabilities	15.3	48.7
Non-current operating lease liabilities	331.2	394.6
Other non-current liabilities	262.4	343.5
Total liabilities	6,043.5	6,441.8
Commitments and contingencies (see Note 9)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 225,756,656 and 223,709,308 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	22.6	22.4
Additional paid-in capital	2,901.5	2,896.6
Accumulated deficit	(1,111.6)	(1,278.2)
Accumulated other comprehensive loss	(235.1)	(193.0)
Total equity attributable to the Company	1,577.4	1,447.8
Non-controlling interests	0.7	0.8
Total equity	1,578.1	1,448.6
Total liabilities and shareholders' equity	$7,621.6	$7,890.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue	$2,515.1	$2,332.9	$7,458.7	$6,505.0
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	2,052.9	1,850.2	5,990.9	5,222.1
Operating, administrative and other	315.6	302.5	926.5	867.5
Depreciation and amortization	33.9	42.7	114.2	128.3
Restructuring, impairment and related charges	0.6	7.2	3.1	39.5
Total costs and expenses	2,403.0	2,202.6	7,034.7	6,257.4
Operating income	112.1	130.3	424.0	247.6
Interest expense, net of interest income	(50.4)	(45.8)	(139.7)	(132.0)
Earnings from equity method investments	20.0	3.4	54.4	10.9
Other (expense) income, net	(31.6)	3.7	(89.5)	15.8
Earnings before income taxes	50.1	91.6	249.2	142.3
Provision for income taxes	26.2	22.9	82.6	38.1
Net income	$23.9	$68.7	$166.6	$104.2

Basic earnings per share:
Earnings per share attributable to common shareholders, basic	$0.11	$0.31	$0.74	$0.47
Weighted average shares outstanding for basic earnings per share	225.7	223.3	225.3	222.9
Diluted earnings per share:
Earnings per share attributable to common shareholders, diluted	$0.11	$0.30	$0.73	$0.46
Weighted average shares outstanding for diluted earnings per share	227.5	227.0	228.3	225.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$23.9	$68.7	$166.6	$104.2
Other comprehensive income (loss), net of tax:
Designated hedge gains	43.5	8.2	135.0	46.3
Defined benefit plan actuarial gains (losses)	0.1	0.9	(2.6)	(2.3)
Foreign currency translation	(85.2)	(26.0)	(174.5)	(35.5)
Total other comprehensive income (loss)	(41.6)	(16.9)	(42.1)	8.5
Total comprehensive income (loss)	$(17.7)	$51.8	$124.5	$112.7
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity
For the three and nine months ended September 30, 2022 and 2021
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2022	225.7	$22.6	$2,892.0	$(1,135.5)	$7.9	$(193.8)	$(7.6)	$(193.5)	$1,585.6	$0.8	$1,586.4
Net income	—	—	—	23.9	—	—	—	—	23.9	—	23.9
Stock-based compensation	—	—	9.5	—	—	—	—	—	9.5	—	9.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(85.2)	—	(85.2)	(85.2)	—	(85.2)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.1	0.1	0.1	—	0.1
Unrealized gain on hedging instruments	—	—	—	—	41.3	—	—	41.3	41.3	—	41.3
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	2.2	—	—	2.2	2.2	—	2.2
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2022	225.8	$22.6	$2,901.5	$(1,111.6)	$51.4	$(279.0)	$(7.5)	$(235.1)	$1,577.4	$0.7	$1,578.1

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2021	223.3	$22.3	$2,854.3	$(1,492.7)	$(120.2)	$(78.9)	$(18.2)	$(217.3)	$1,166.6	$0.9	$1,167.5
Net income	—	—	—	68.7	—	—	—	—	68.7	—	68.7
Stock-based compensation	—	—	17.8	—	—	—	—	—	17.8	—	17.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	—	—	—	(26.0)	—	(26.0)	(26.0)	—	(26.0)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.9	0.9	0.9	—	0.9
Unrealized loss on hedging instruments	—	—	—	—	(3.2)	—	—	(3.2)	(3.2)	—	(3.2)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	11.4	—	—	11.4	11.4	—	11.4
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2021	223.4	$22.3	$2,871.7	$(1,424.0)	$(112.0)	$(104.9)	$(17.3)	$(234.2)	$1,235.8	$0.8	$1,236.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Equity
For the three and nine months ended September 30, 2022 and 2021
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	166.6	—	—	—	—	166.6	—	166.6
Stock-based compensation	—	—	29.8	—	—	—	—	—	29.8	—	29.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.1	0.2	(24.9)	—	—	—	—	—	(24.7)	—	(24.7)
Foreign currency translation	—	—	—	—	—	(174.5)	—	(174.5)	(174.5)	—	(174.5)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(2.6)	(2.6)	(2.6)	—	(2.6)
Unrealized gain on hedging instruments	—	—	—	—	116.5	—	—	116.5	116.5	—	116.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	19.1	—	—	19.1	19.1	—	19.1
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	(0.1)	(0.7)
Balance as of September 30, 2022	225.8	$22.6	$2,901.5	$(1,111.6)	$51.4	$(279.0)	$(7.5)	$(235.1)	$1,577.4	$0.7	$1,578.1

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net income	—	—	—	104.2	—	—	—	—	104.2	—	104.2
Stock-based compensation	—	—	35.6	—	—	—	—	—	35.6	—	35.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.4	0.1	(7.3)	—	—	—	—	—	(7.2)	—	(7.2)
Foreign currency translation	—	—	—	—	—	(35.5)	—	(35.5)	(35.5)	—	(35.5)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(2.3)	(2.3)	(2.3)	—	(2.3)
Unrealized gain on hedging instruments	—	—	—	—	16.9	—	—	16.9	16.9	—	16.9
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	29.4	—	—	29.4	29.4	—	29.4
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2021	223.4	$22.3	$2,871.7	$(1,424.0)	$(112.0)	$(104.9)	$(17.3)	$(234.2)	$1,235.8	$0.8	$1,236.6
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$166.6	$104.2
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	114.2	128.3
Impairment charges	—	16.3
Unrealized foreign exchange (gain) loss	(13.0)	5.1
Stock-based compensation	30.2	35.6
Lease amortization	73.0	77.3
Amortization of debt issuance costs	5.2	7.0
Earnings from equity method investments, net of dividends received	(31.1)	(9.5)
Change in deferred taxes	(46.3)	(10.6)
Provision for loss on receivables and other assets	17.8	28.8
Loss on disposal of business	14.0	—
Unrealized loss (gain) on equity securities	82.3	(7.3)
Other operating activities, net	(7.5)	(8.9)
Changes in assets and liabilities:
Trade and other receivables	(187.7)	(55.8)
Income taxes payable	(78.7)	5.6
Short-term contract assets and Prepaid expenses and other current assets	(90.1)	(76.5)
Other non-current assets	(124.2)	(36.6)
Accounts payable and accrued expenses	25.6	46.0
Accrued compensation	(92.4)	96.0
Other current and non-current liabilities	(52.5)	(94.7)
Net cash (used in) provided by operating activities	(194.6)	250.3
Cash flows from investing activities
Payment for property and equipment	(44.4)	(31.8)
Acquisitions of businesses, net of cash acquired	(31.6)	(1.2)
Investments in equity securities and equity method joint ventures	(22.8)	(26.0)
Return of beneficial interest in a securitization	(80.0)	—
Collection on beneficial interest in a securitization	80.0	—
Other investing activities, net	(8.9)	1.2
Net cash used in investing activities	(107.7)	(57.8)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(27.1)	(8.5)
Payment of deferred and contingent consideration	(4.3)	(3.1)
Repayment of borrowings	(20.0)	(20.0)
Payment of finance lease liabilities	(12.3)	(9.6)
Other financing activities, net	2.7	4.1
Net cash used in financing activities	(61.0)	(37.1)

Change in cash, cash equivalents and restricted cash	(363.3)	155.4
Cash, cash equivalents and restricted cash, beginning of the period	890.3	1,164.1
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(37.2)	(6.3)
Cash, cash equivalents and restricted cash, end of the period	$489.8	$1,313.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.
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
Summarized financial information by segment is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Total revenue
Americas	$1,959.5	$1,746.5	12%	$5,756.2	$4,851.6	19%
EMEA	232.0	268.8	(14)%	741.6	756.8	(2)%
APAC	323.6	317.6	2%	960.9	896.6	7%
Total revenue	$2,515.1	$2,332.9	8%	$7,458.7	$6,505.0	15%

Adjusted EBITDA
Americas	$165.6	$160.7	3%	$552.1	$395.6	40%
EMEA	24.8	28.5	(13)%	76.7	62.8	22%
APAC	11.5	29.9	(62)%	50.2	80.3	(37)%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA - Americas	$165.6	$160.7	$552.1	$395.6
Adjusted EBITDA - EMEA	24.8	28.5	76.7	62.8
Adjusted EBITDA - APAC	11.5	29.9	50.2	80.3
Add/(less):
Depreciation and amortization	(33.9)	(42.7)	(114.2)	(128.3)
Interest expense, net of interest income	(50.4)	(45.8)	(139.7)	(132.0)
Provision for income taxes	(26.2)	(22.9)	(82.6)	(38.1)
Unrealized (loss) gain on investments, net	(33.5)	1.2	(82.3)	7.3
Integration and other costs related to merger	(3.3)	(4.8)	(11.1)	(26.6)
Pre-IPO stock-based compensation	(0.8)	(1.0)	(2.5)	(4.1)
Acquisition related costs and efficiency initiatives	(19.2)	(33.2)	(54.2)	(106.7)
Other	(10.7)	(1.2)	(25.8)	(6.0)
Net income	$23.9	$68.7	$166.6	$104.2

Note 4: Earnings Per Share
Earnings per share ("EPS") is calculated by dividing Net income by the weighted average shares outstanding. The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS
Net income	$23.9	$68.7	$166.6	$104.2
Weighted average shares outstanding for basic earnings per share	225.7	223.3	225.3	222.9
Basic earnings per share attributable to common shareholders	$0.11	$0.31	$0.74	$0.47
Diluted EPS
Net income	$23.9	$68.7	$166.6	$104.2
Weighted average shares outstanding for basic earnings per share	225.7	223.3	225.3	222.9
Dilutive effect of restricted stock units	1.4	2.6	2.2	1.9
Dilutive effective of stock options	0.4	1.1	0.8	1.0
Weighted average shares outstanding for diluted earnings per share	227.5	227.0	228.3	225.8
Diluted earnings per share attributable to common shareholders	$0.11	$0.30	$0.73	$0.46

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,257.1	$111.4	$240.9	$1,609.4
Leasing	At a point in time	430.3	52.6	41.2	524.1
Capital markets	At a point in time	223.6	28.1	12.4	264.1
Valuation and other	At a point in time or over time	48.5	39.9	29.1	117.5
Total revenue		$1,959.5	$232.0	$323.6	$2,515.1

		Three Months Ended September 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,071.5	$128.6	$218.4	$1,418.5
Leasing	At a point in time	359.7	58.4	44.9	463.0
Capital markets	At a point in time	268.6	38.5	23.9	331.0
Valuation and other	At a point in time or over time	46.7	43.3	30.4	120.4
Total revenue		$1,746.5	$268.8	$317.6	$2,332.9

		Nine Months Ended September 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,576.0	$344.1	$706.5	$4,626.6
Leasing	At a point in time	1,254.6	166.6	120.9	1,542.1
Capital markets	At a point in time	775.7	102.4	44.0	922.1
Valuation and other	At a point in time or over time	149.9	128.5	89.5	367.9
Total revenue		$5,756.2	$741.6	$960.9	$7,458.7

		Nine Months Ended September 30, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,152.5	$367.7	$631.2	$4,151.4
Leasing	At a point in time	927.2	161.2	127.1	1,215.5
Capital markets	At a point in time	642.9	93.8	44.2	780.9
Valuation and other	At a point in time or over time	129.0	134.1	94.1	357.2
Total revenue		$4,851.6	$756.8	$896.6	$6,505.0
Contract Balances
The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced or able to be invoiced. Contract liabilities are recorded when cash payments are received in advance of performance, including amounts which are refundable.
As of September 30, 2022 and December 31, 2021, the Company had contract assets of $424.5 million and $337.4 million, respectively, which were recorded in Short-term contract assets, net, and $89.9 million and $71.1 million, respectively, which were recorded in Other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company also recorded contract asset allowances of $32.0 million and $18.5 million, respectively, within Short-term contract assets, net. The Company had no material asset impairment charges related to contract assets in the periods presented.
As of September 30, 2022 and December 31, 2021, the Company had contract liabilities of $49.1 million and $62.8 million, respectively, which were recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, respectively.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2022 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2021	$1,511.2	$317.2	$253.5	$2,081.9
Acquisitions	6.3	13.7	5.6	25.6
Effect of movements in exchange rates and other	(5.3)	(50.8)	(30.9)	(87.0)
Balance as of September 30, 2022	$1,512.2	$280.1	$228.2	$2,020.5
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the nine months ended September 30, 2022 and adjusted the provisional goodwill amounts recognized.
For the three and nine months ended September 30, 2022 and 2021, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,346.0	(1,009.3)	336.7
Other intangible assets	5 - 7	16.5	(13.8)	2.7
Total intangible assets		$1,908.5	$(1,023.1)	$885.4

		As of December 31, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,380.7	(1,009.0)	371.7
Other intangible assets	2 - 13	17.3	(12.8)	4.5
Total intangible assets		$1,944.0	$(1,021.8)	$922.2
Amortization expense was $15.9 million and $16.3 million for the three months ended September 30, 2022 and 2021, respectively, and $47.8 million and $49.3 million for the nine months ended September 30, 2022 and 2021, respectively.
No impairments of intangible assets were recorded for the three and nine months ended September 30, 2022 and 2021.

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

Interest Rate Derivative Instruments
As of September 30, 2022, the Company's active interest rate hedging instruments consist of five interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of September 30, 2022 relate solely to these interest rate swaps. The hedge instruments expire in August 2025 and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2022 and December 31, 2021, there were $51.4 million in pre-tax gains and $83.6 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 8: Long-Term Debt and Other Borrowings for discussion of this agreement. During the next twelve months, the Company estimates that $21.3 million will be reclassified to Interest income in the Condensed Consolidated Statements of Operations.
Non-designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair value of these contracts are recorded directly in earnings. The Company recognized realized losses of $3.8 million and $15.0 million, offset by unrealized gains of $3.3 million and $13.0 million, during the three and nine months ended September 30, 2022, respectively. The Company recognized realized gains of $3.6 million and $6.8 million, offset by unrealized losses of $1.9 million and $5.1 million, during the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company had 26 and 19 foreign currency exchange forward contracts outstanding covering a notional amount of $696.9 million and $642.7 million, respectively. As of September 30, 2022 and December 31, 2021, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of September 30, 2022 and December 31, 2021 (in millions):

		September 30, 2022		December 31, 2021
	September 30, 2022	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,423.6	$51.4	$—	$—	$84.0
Non-designated:
Foreign currency forward contracts	$696.9	$4.9	$2.7	$0.9	$1.1
The fair value of interest rate swaps is included within Other non-current assets as of September 30, 2022 and Other non-current liabilities as of December 31, 2021 in the Condensed Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(1)	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended September 30, 2022
Interest rate cash flow hedges	$(7.9)	$(41.3)	$(2.2)	$(51.4)

Three Months Ended September 30, 2021
Interest rate cash flow hedges	$120.2	$3.2	$(11.4)	$112.0
(1) Amount is net of related income tax expense of $0.0 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively.
Losses of $2.2 million and $11.3 million were reclassified into earnings during the three months ended September 30, 2022 and 2021, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(1)	Ending Accumulated Other Comprehensive Loss (Gain)
Nine Months Ended September 30, 2022
Interest rate cash flow hedges	$84.2	$(116.5)	$(19.1)	$(51.4)

Nine Months Ended September 30, 2021
Interest rate cash flow hedges	$158.9	$(16.9)	$(30.0)	$112.0
(1) Amount is net of related income tax expense of $0.0 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Losses of $19.1 million and $28.3 million were reclassified into earnings during the nine months ended September 30, 2022 and 2021, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 8: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	September 30, 2022	December 31, 2021
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $20.7 million and $25.8 million, respectively	$2,578.9	$2,593.8
2020 Senior Secured Notes, net of unamortized issuance costs of $8.1 million and $9.2 million, respectively	641.9	640.8
Finance lease liability	32.2	23.2
Notes payable to former stockholders	0.2	0.2
Total	3,253.2	3,258.0
Less: current portion of long-term debt	(41.6)	(37.5)
Total Long-term debt, net	$3,211.6	$3,220.5

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
The 2018 First Lien Loan bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2022, the rate is equal to 1-month LIBOR plus 2.75%. As of September 30, 2022, the effective interest rate of the 2018 First Lien Loan was 6.20%.
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
Borrowings under the Revolver, if any, bear interest at our option, at Adjusted Term SOFR plus rates varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Company’s Revolver was undrawn as of September 30, 2022 and December 31, 2021.
Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio is tested for compliance not to exceed 5.00 to 1.00.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of September 30, 2022 and December 31, 2021.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 7.00% as of September 30, 2022.

Note 9: Commitments and Contingencies
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 10.0 years and maximum potential future payments of approximately $50.6 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

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
Claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, contingent liabilities recorded within Other current liabilities were $126.3 million and $106.5 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $21.7 million and $19.5 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, workers’ compensation insurance liabilities and other claims and contingent liabilities. At September 30, 2022 and December 31, 2021, E&O and other claims were $41.2 million and $40.2 million, respectively, and workers’ compensation liabilities were $106.8 million and $85.8 million, respectively, included within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The ultimate settlement of these matters may result in payments materially in excess of the amounts recorded due to their contingent nature and the inherent uncertainties of settlement proceedings.
The Company had insurance recoverable balances for E&O claims as of September 30, 2022 and December 31, 2021 totaling $6.8 million and $6.3 million, respectively.

Note 10: Related Party Transactions
As of September 30, 2022 and December 31, 2021, the Company had receivables from affiliates of $48.6 million and $42.5 million, respectively, that are included in Prepaid expenses and other current assets, and $294.1 million and $205.9 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
There were no significant transfers between the three levels of the fair value hierarchy for the three and nine months ended September 30, 2022 and or year ended December 31, 2021. There have been no significant changes to the valuation techniques and inputs used to develop the recurring fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2021.
Financial Instruments
The Company's financial instruments include cash and cash equivalents, trade and other receivables, a deferred purchase price receivable ("DPP"), restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions.

The estimated fair value of external debt was $3.1 billion and $3.3 billion as of September 30, 2022 and December 31, 2021, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.2 billion and $3.3 billion as of September 30, 2022 and December 31, 2021, respectively, which excludes debt issuance costs. See Note 8: Long-Term Debt and Other Borrowings for additional information.
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of September 30, 2022 and December 31, 2021, investments in early stage proptech companies had a fair value of approximately $38.7 million and $24.0 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
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
Investments in real estate venture capital funds are fair valued using the net asset value ("NAV") per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of September 30, 2022 and December 31, 2021, investments in real estate venture capital funds had a fair value of approximately $64.7 million and $54.1 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these investments to their fair values each reporting period, and the changes are reflected in Other (expense) income, net, in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2022, the Company recognized an unrealized loss of $35.6 million related to our investment in WeWork, offset by unrealized gains of $2.1 million from other fair value investments. During the nine months ended September 30, 2022, the Company recognized an unrealized loss of $89.3 million related to our investment in WeWork, offset by unrealized gains of $7.0 million from other fair value investments. During the nine months ended September 30, 2021, the Company recognized a net unrealized gain of $7.3 million from other fair value investments.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in millions):

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	30.5	30.5	—	—
Foreign currency forward contracts	4.9	—	4.9	—
Interest rate swap agreements	51.4	—	51.4	—
Deferred purchase price receivable	372.2	—	—	372.2
Equity securities	39.8	39.8	—	—
Total	$499.7	$71.2	$56.3	$372.2
Liabilities
Deferred compensation plan liabilities	$31.6	$31.6	$—	$—
Foreign currency forward contracts	2.7	—	2.7	—
Earn-out liabilities	31.5	—	—	31.5
Total	$65.8	$31.6	$2.7	$31.5

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$45.2	$45.2	$—	$—
Deferred compensation plan assets	47.2	47.2	—	—
Foreign currency forward contracts	0.9	—	0.9	—
Deferred purchase price receivable	142.3	—	—	142.3
Equity securities	129.0	129.0	—	—
Total	$364.6	$221.4	$0.9	$142.3
Liabilities
Deferred compensation plan liabilities	$47.4	$47.4	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	84.0	—	84.0	—
Earn-out liabilities	21.4	—	—	21.4
Total	$153.9	$47.4	$85.1	$21.4
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
Deferred Purchase Price Receivable
The Company has a revolving trade accounts receivables securitization program, which it has amended periodically (the “A/R Securitization“). Under the A/R Securitization, the Company recorded a DPP upon the initial sale of trade receivables. The DPP represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables, collections on previously transferred receivables attributable to the DPP and changes in estimates for credit losses. Changes in the DPP attributed to changes in estimates for credit losses are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. The DPP is included in Other non-current assets in the Condensed Consolidated Balance Sheets and is valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows. Refer to Note 12: Accounts Receivable Securitization for more information.
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
The amounts disclosed in the table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2022, the Company had the potential to make a maximum of $33.2 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next five years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2022	2021
Balance as of January 1,	$21.4	$21.0
Purchases/additions	11.3	1.0
Net change in fair value and other adjustments	(1.1)	—
Payments	(0.1)	(3.8)
Balance as of September 30,	$31.5	$18.2

Note 12: Accounts Receivable Securitization
On August 1, 2022, the Company amended the A/R Securitization, effective August 22, 2022, to increase the investment limit to $200.0 million and extend the maturity date to June 20, 2023. Under the A/R Securitization, certain of the Company’s wholly owned subsidiaries continuously sell (or contribute) receivables to certain wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the "Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of September 30, 2022 and December 31, 2021 the Company had no outstanding balance drawn on the investment limit.
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
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the nine months ended September 30, 2022 and 2021, receivables sold under the A/R Securitization were $1,357.7 million and $932.5 million, respectively, and cash collections from customers on receivables sold were $1,119.1 million and $938.6 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2022 and December 31, 2021, the outstanding principal on receivables sold under the A/R Securitization was $397.3 million and $158.7 million, respectively. Refer to Note 11: Fair Value Measurements for additional discussion on the fair value of the DPP as of September 30, 2022 and December 31, 2021.

Note 13: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$380.8	$770.7
Restricted cash recorded in Prepaid expenses and other current assets	109.0	119.6
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$489.8	$890.3
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid for:
Interest	$116.2	$114.2
Income taxes	197.8	37.0
Operating leases	85.4	108.2
Non-cash investing/financing activities:
Property and equipment additions through finance leases	21.9	10.1
Deferred and contingent payment obligation incurred through acquisitions	23.6	1.0
Increase (decrease) in beneficial interest in a securitization	233.0	(12.9)
Right of use assets obtained through operating leases	29.8	104.5

Note 14: Subsequent Events
The Company has evaluated subsequent events through November 3, 2022, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

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
Outlook and Recent Developments
Highlights from the three and nine months ended September 30, 2022:
Year-to-Date Results:
•Revenue of $7.5 billion and service line fee revenue of $5.4 billion for the nine months ended September 30, 2022 increased 15% and 16%, respectively, from the nine months ended September 30, 2021.
◦Leasing, Capital markets and Property, facilities and project management experienced continued growth, led by the Americas.
•Net income and earnings per share for the nine months ended September 30, 2022 were $166.6 million and $0.73, respectively.
◦Adjusted EBITDA of $679.0 million increased 26% from the nine months ended September 30, 2021.
•Liquidity as of September 30, 2022 was $1.5 billion, consisting of availability on the Company's undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.4 billion.
Third Quarter Results:
•Revenue of $2.5 billion and service line fee revenue of $1.8 billion for the third quarter of 2022 increased 8% and 4%, respectively, from the third quarter of 2021.
◦Leasing and Property, facilities and project management grew 13% and 10%, respectively.
◦Capital markets declined 20%.
•Net income and earnings per share for the third quarter of 2022 were $23.9 million and $0.11, respectively.
◦Adjusted EBITDA of $201.9 million was down 8% from the third quarter of 2021.

Macroeconomic Trends
Volatility in global financial markets and certain macroeconomic challenges, including issues such as volatility in interest rates, rising inflation and global supply-chain disruption, continue to present risks to the Company. The Russia-Ukraine conflict continues to affect the global economy and has intensified these challenges. We have also experienced unfavorable movements in foreign currency as a result of a stronger U.S. Dollar ("USD"). In addition, circumstances surrounding COVID-19 at a global level remain fluid, especially given the uncertainty regarding potential future variants of the virus and potential future lockdowns. The extent to which COVID-19 continues to impact our business, especially in China, depends on evolving factors, including the spread of new variants, distribution and effectiveness of vaccines and governmental actions, including further lockdowns. We continue to monitor the situation and may take actions in the future that could affect our business operations and performance. While the degree to which the Company will be affected by COVID-19 and macroeconomic challenges largely depends on the nature and duration of uncertain and unpredictable events, we believe that we are well suited to endure a shifting macroeconomic environment due to our diversification and resiliency.
Further, we believe that we have sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flows and, as necessary, cash on hand and borrowings under our revolving credit facility. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.5 billion as of September 30, 2022, comprising of cash and cash equivalents of $0.4 billion and an undrawn revolving credit facility of $1.1 billion.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these policies or estimates as of September 30, 2022.
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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, changes in interest rates, inflation, the impact of tax and regulatory policies, the cost and availability of credit, changes in employment rates, level of commercial construction spending, demand for commercial real estate, the impact of the global COVID-19 pandemic, and the geopolitical environment including the uncertainty affecting global financial markets stemming from the Russia-Ukraine conflict.
Our diversified operating model helps to partially mitigate the negative effect of difficult market conditions on our margins as a substantial portion of our costs are variable compensation expenses, specifically commissions and bonuses paid to our professionals in our Leasing and Capital markets service lines. Nevertheless, adverse economic trends could pose significant risks to our operating performance and financial condition.

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

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$878.5	$795.6	10%	14%	$2,588.0	$2,333.5	11%	14%
Leasing	518.4	458.6	13%	16%	1,526.0	1,203.8	27%	29%
Capital markets	263.2	330.1	(20)%	(18)%	919.5	778.7	18%	20%
Valuation and other	116.8	119.9	(3)%	5%	364.6	355.5	3%	7%
Total service line fee revenue(1)	1,776.9	1,704.2	4%	8%	5,398.1	4,671.5	16%	18%
Gross contract reimbursables(2)	738.2	628.7	17%	19%	2,060.6	1,833.5	12%	14%
Total revenue	$2,515.1	$2,332.9	8%	11%	$7,458.7	$6,505.0	15%	17%

Costs and expenses:
Cost of services provided to clients	$1,314.7	$1,221.5	8%	11%	$3,930.3	$3,388.6	16%	19%
Cost of gross contract reimbursables	738.2	628.7	17%	19%	2,060.6	1,833.5	12%	14%
Total costs of services	2,052.9	1,850.2	11%	14%	5,990.9	5,222.1	15%	17%
Operating, administrative and other	315.6	302.5	4%	8%	926.5	867.5	7%	9%
Depreciation and amortization	33.9	42.7	(21)%	(18)%	114.2	128.3	(11)%	(9)%
Restructuring, impairment and related charges	0.6	7.2	(92)%	(92)%	3.1	39.5	(92)%	(92)%
Total costs and expenses	2,403.0	2,202.6	9%	12%	7,034.7	6,257.4	12%	15%
Operating income	112.1	130.3	(14)%	(10)%	424.0	247.6	71%	76%
Interest expense, net of interest income	(50.4)	(45.8)	10%	14%	(139.7)	(132.0)	6%	9%
Earnings from equity method investments	20.0	3.4	n.m.	n.m.	54.4	10.9	n.m.	n.m.
Other (expense) income, net	(31.6)	3.7	n.m.	n.m.	(89.5)	15.8	n.m.	n.m.
Earnings before income taxes	50.1	91.6	(45)%	(42)%	249.2	142.3	75%	77%
Provision for income taxes	26.2	22.9	14%	19%	82.6	38.1	117%	123%
Net income	$23.9	$68.7	(65)%	(62)%	$166.6	$104.2	60%	60%

Adjusted EBITDA	$201.9	$219.1	(8)%	(5)%	$679.0	$538.7	26%	29%
Adjusted EBITDA margin(3)	11.4%	12.9%			12.6%	11.5%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$23.9	$68.7	$166.6	$104.2
Add/(less):
Depreciation and amortization	33.9	42.7	114.2	128.3
Interest expense, net of interest income	50.4	45.8	139.7	132.0
Provision for income taxes	26.2	22.9	82.6	38.1
Unrealized loss (gain) on investments, net(1)	33.5	(1.2)	82.3	(7.3)
Integration and other costs related to merger(2)	3.3	4.8	11.1	26.6
Pre-IPO stock-based compensation(3)	0.8	1.0	2.5	4.1
Acquisition related costs and efficiency initiatives(4)	19.2	33.2	54.2	106.7
Other(5)	10.7	1.2	25.8	6.0
Adjusted EBITDA	$201.9	$219.1	$679.0	$538.7
(1) Represents net unrealized losses on fair value investments during the nine months ended September 30, 2022 primarily related to our investment in WeWork, which closed during the fourth quarter of 2021. A net unrealized gain on investments was recorded in the nine months ended September 30, 2021.
(2) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives to allow the Company to be a more agile partner to its clients, as well as incremental costs related to in-fill M&A.
(5) Other includes a charge of $5.0 million related to the A/R Securitization amendment in the third quarter of 2022, as well as a loss of $13.8 million related to the disposal of operations in Russia recorded during the first quarter of 2022.
Below is a summary of Total costs and expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas Fee-based operating expenses	$1,164.6	$1,069.5	$3,471.0	$2,926.0
EMEA Fee-based operating expenses	186.7	204.7	601.1	596.2
APAC Fee-based operating expenses	245.0	217.0	706.8	630.5
Cost of gross contract reimbursables	738.2	628.7	2,060.6	1,833.5
Segment operating expenses	2,334.5	2,119.9	6,839.5	5,986.2
Depreciation and amortization	33.9	42.7	114.2	128.3
Integration and other costs related to merger(1)	3.3	4.8	11.1	26.6
Pre-IPO stock-based compensation(2)	0.8	1.0	2.5	4.1
Acquisition related costs and efficiency initiatives(3)	19.2	33.0	54.2	106.2
Other	11.3	1.2	13.2	6.0
Total costs and expenses	$2,403.0	$2,202.6	$7,034.7	$6,257.4
(1) Integration and other costs related to merger include certain direct and incremental integration and restructuring efforts.
(2) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans.
(3) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives to allow the Company to be a more agile partner to its clients, as well as incremental costs related to in-fill M&A.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021
Revenue
Revenue of $2.5 billion increased $182.2 million or 8% compared to the three months ended September 30, 2021, led by the Americas, which increased 12%. Service line fee revenue growth was led by our Leasing and Property, facilities and project management service lines, which were up 13% and 10%, respectively. Leasing revenue growth was principally driven by steady improvement in the office sector, as well as continued strength in the industrial sector. Property, facilities and project management revenue growth was primarily driven by growth in our project management and facilities management businesses, which also resulted in Gross contract reimbursables growth of 17%. Partially offsetting these trends were unfavorable movements in foreign currency of $67.2 million or 3% compared to the third quarter of 2021, as a result of a stronger USD, as well as a decline in Capital markets revenue of 20% where a less constructive macroeconomic environment resulted in lower volumes.
Costs of services
Costs of services of $2.1 billion increased $202.7 million or 11% compared to the three months ended September 30, 2021. Cost of services provided to clients increased 8% principally due to higher commissions as a result of higher Leasing revenue, higher salaries and wages, and higher variable costs associated with revenue growth in our Property, facilities and project management service line. Cost of gross contract reimbursables increased 17% driven by the continued growth in our Property, facilities and project management service line.
Operating, administrative and other
Operating, administrative and other expenses of $315.6 million increased by $13.1 million or 4% compared to the three months ended September 30, 2021, primarily due to higher salaries and wages.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $0.6 million, a decrease of $6.6 million compared to the three months ended September 30, 2021. This decrease principally reflects the reduction of severance-related costs and impairment charges in connection with the Company's previously announced strategic realignment of the business, which was substantially complete at the end of 2021.
Earnings from equity method investments
Earnings from equity method investments of $20.0 million increased by $16.6 million compared to the three months ended September 30, 2021, primarily due to the earnings recognized from our equity method investment with Greystone in the Americas, which was finalized in December 2021.
Other (expense) income, net
Other expense during the three months ended September 30, 2022 reflects net unrealized losses on fair value investments of $33.5 million, primarily related to our investment in WeWork, which closed in the fourth quarter of 2021, partially offset by royalty income. Comparatively, other income recognized during the three months ended September 30, 2021 reflects unrealized gains on fair value investments along with royalty income.
Provision for income taxes
Provision for income taxes for the third quarter of 2022 was $26.2 million on earnings before income taxes of $50.1 million. For the third quarter of 2021, the provision for income taxes was $22.9 million on earnings before income taxes of $91.6 million. The increase in income tax expense was driven by a higher effective tax rate in the three months ended September 30, 2022 compared to the same period last year primarily due to unrealized losses on fair value investments which are included in earnings before income taxes but excluded from the tax computation and changes in the jurisdictional mix of earnings.
Net income and Adjusted EBITDA
Net income of $23.9 million decreased 65% compared to the three months ended September 30, 2021, principally due to unrealized losses on fair value investments, higher commissions and unfavorable movements in foreign currency, partially offset by earnings recognized from our equity method investment with Greystone in the Americas and the strong performance of our Leasing and Property, facilities and project management service lines.
Adjusted EBITDA of $201.9 million decreased by $17.2 million or 8%, driven by the same factors impacting Net income discussed above, with the exception of unrealized losses on fair value investments.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Revenue
Revenue of $7.5 billion, an increase of $953.7 million or 15% compared to the nine months ended September 30, 2021, reflects strong revenue growth across all segments and service lines. Service line fee revenue growth was led by our Leasing, Capital markets and Property, facilities and project management service lines which were up 27%, 18% and 11%, respectively. Leasing revenue growth was principally driven by steady improvement in the office sector, as well as continued strength in the industrial sector. Property, facilities and project management growth was driven by growth in our project management and facilities management businesses. Valuation and other and Gross contract reimbursables also grew 3% and 12%, respectively. Partially offsetting these trends were unfavorable movements in foreign currency of $143.7 million or 2% compared to the prior year as a result of a stronger USD.
Costs of services
Costs of services of $6.0 billion increased $768.8 million or 15% compared to the nine months ended September 30, 2021. Cost of services provided to clients increased 16% principally due to higher variable costs, including commissions, as a result of higher brokerage revenue, as well as revenue growth in Property, facilities and project management. Cost of gross contract reimbursables increased 12% driven by the continued growth in our Property, facilities and project management service line.
Operating, administrative and other
Operating, administrative and other expenses of $926.5 million increased by $59.0 million or 7% compared to the nine months ended September 30, 2021, primarily driven by higher salaries and wages, as well as higher technology and communication expenses. Operating, administrative and other costs as a percentage of total revenue were 12% for the nine months ended September 30, 2022 as compared to 13% for the nine months ended September 30, 2021.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $3.1 million, a decrease of $36.4 million compared to the nine months ended September 30, 2021. This decrease principally reflects the reduction of severance-related costs and impairment charges in connection with the Company's previously announced strategic realignment of the business, which was substantially complete at the end of 2021.
Earnings from equity method investments
Earnings from equity method investments of $54.4 million increased by $43.5 million compared to the nine months ended September 30, 2021, primarily due to the earnings recognized from our equity method investment with Greystone in the Americas, which was finalized in December 2021.
Other (expense) income, net
Other expense was $89.5 million in the nine months ended September 30, 2022 compared to other income of $15.8 million recognized in the nine months ended September 30, 2021. This decline is primarily due to net unrealized losses on fair value investments of $89.6 million, principally related to our investment in WeWork, which closed in the fourth quarter of 2021. In addition, the Company recognized a loss of $13.8 million in the first quarter of 2022 related to the disposal of operations in Russia.
Provision for income taxes
Provision for income taxes for the nine months ended September 30, 2022 was $82.6 million on earnings before income taxes of $249.2 million. For the nine months ended September 30, 2021, the provision for income taxes was $38.1 million on earnings before income taxes of $142.3 million. The increase in income tax expense from the prior year was primarily driven by higher pre-tax earnings, unrealized losses on fair value investments which are included in earnings before income taxes but excluded from the tax computation and changes in the jurisdictional mix of earnings.

Net income and Adjusted EBITDA
Net income of $166.6 million increased by $62.4 million compared to the nine months ended September 30, 2021, principally due to the strong performance of brokerage activity as Leasing and Capital markets fee revenue increased 27% and 18%, respectively, as well as an increase in earnings recognized from our equity method investment with Greystone in the Americas.
Adjusted EBITDA of $679.0 million increased by $140.3 million or 26%. As a result, Adjusted EBITDA margin, measured against service line fee revenue, of 12.6% for the nine months ended September 30, 2022 increased 105 basis points as compared to 11.5% in the nine months ended September 30, 2021.

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

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$618.1	$559.5	10%	11%	$1,814.3	$1,633.3	11%	11%
Leasing	424.8	355.5	19%	20%	1,239.1	916.2	35%	35%
Capital markets	222.8	267.8	(17)%	(17)%	773.1	640.8	21%	21%
Valuation and other	47.9	46.5	3%	4%	148.3	128.4	15%	16%
Total service line fee revenue(1)	1,313.6	1,229.3	7%	7%	3,974.8	3,318.7	20%	20%
Gross contract reimbursables(2)	645.9	517.2	25%	25%	1,781.4	1,532.9	16%	16%
Total revenue	$1,959.5	$1,746.5	12%	12%	$5,756.2	$4,851.6	19%	19%

Costs and expenses:
Americas Fee-based operating expenses	$1,164.6	$1,069.5	9%	9%	$3,471.0	$2,926.0	19%	19%
Cost of gross contract reimbursables	645.9	517.2	25%	25%	1,781.4	1,532.9	16%	16%
Segment operating expenses	$1,810.5	$1,586.7	14%	14%	$5,252.4	$4,458.9	18%	18%

Adjusted EBITDA	$165.6	$160.7	3%	3%	$552.1	$395.6	40%	40%
Adjusted EBITDA margin(3)	12.6%	13.1%			13.9%	11.9%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

Americas: Three months ended September 30, 2022 compared to the three months ended September 30, 2021
Americas revenue in the third quarter of 2022 was $2.0 billion, an increase of $213.0 million or 12% from the third quarter of 2021. Revenue growth was largely driven by Leasing and Property, facilities and project management growth of 19% and 10%, respectively.
Fee-based operating expenses of $1.2 billion increased 9% principally due to higher variable costs, including commissions, associated with Leasing revenue growth and higher salaries and wages.
Adjusted EBITDA of $165.6 million increased $4.9 million or 3%, primarily driven by earnings from our equity method investment with Greystone and strong Leasing activity.
Americas: Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Americas revenue for the nine months ended September 30, 2022 was $5.8 billion, an increase of $904.6 million or 19% from the nine months ended September 30, 2021. Revenue across all service lines increased, led by Leasing, Capital markets and Valuation and other growth of 35%, 21% and 15%, respectively. Property, facilities and project management and Gross contract reimbursables grew of 11% and 16%, respectively, as a result of growth in our facilities management and project management businesses.
Fee-based operating expenses of $3.5 billion increased 19% principally due to higher variable costs, including commissions, driven by higher brokerage revenue. Fee-based operating expenses as a percentage of Total service line fee revenue was 87% in the nine months ended September 30, 2022, compared to 88% in the nine months ended September 30, 2021.
Adjusted EBITDA of $552.1 million increased $156.5 million or 40%, and resulted in margin expansion of 197 basis points, principally driven by earnings from our equity method investment with Greystone and strong brokerage activity.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$88.2	$91.9	(4)%	13%	$277.1	$267.0	4%	17%
Leasing	52.4	58.2	(10)%	6%	166.0	160.5	3%	16%
Capital markets	28.0	38.4	(27)%	(14)%	102.3	93.7	9%	23%
Valuation and other	39.7	43.2	(8)%	8%	126.9	133.1	(5)%	7%
Total service line fee revenue(1)	208.3	231.7	(10)%	6%	672.3	654.3	3%	15%
Gross contract reimbursables(2)	23.7	37.1	(36)%	(25)%	69.3	102.5	(32)%	(25)%
Total revenue	$232.0	$268.8	(14)%	2%	$741.6	$756.8	(2)%	10%

Costs and expenses:
EMEA Fee-based operating expenses	$186.7	$204.7	(9)%	6%	$601.1	$596.2	1%	12%
Cost of gross contract reimbursables	23.7	37.1	(36)%	(25)%	69.3	102.5	(32)%	(25)%
Segment operating expenses	$210.4	$241.8	(13)%	2%	$670.4	$698.7	(4)%	7%

Adjusted EBITDA	$24.8	$28.5	(13)%	7%	$76.7	$62.8	22%	44%
Adjusted EBITDA margin(3)	11.9%	12.3%			11.4%	9.6%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

EMEA: Three months ended September 30, 2022 compared to the three months ended September 30, 2021
EMEA revenue in the third quarter of 2022 was $232.0 million, a decrease of $36.8 million or 14% from the third quarter of 2021. Excluding the unfavorable impact of foreign currency of $41.1 million, EMEA revenue grew by 2% on a local currency basis. Revenue growth in Property, facilities and project management and Leasing of 13% and 6%, respectively, on a local currency basis, was offset by declines in Capital markets of 14% on a local currency basis. Gross contract reimbursables declined 25% on a local currency basis driven by changes in our customer mix from the prior year.
Fee-based operating expenses of $186.7 million increased 6% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line.
Adjusted EBITDA of $24.8 million declined $3.7 million, primarily driven by lower Capital markets revenue and unfavorable foreign currency movements. On a local currency basis, Adjusted EBITDA increased 7% from the third quarter of 2021.
EMEA: Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
EMEA revenue for the nine months ended September 30, 2022 was $741.6 million, a decrease of $15.2 million or 2% from the nine months ended September 30, 2021. Excluding the unfavorable impact of foreign currency of $87.3 million, EMEA revenue grew by 10% on a local currency basis, and service line fee revenue increased 15% on a local currency basis due to growth across all service lines. Gross contract reimbursables declined 25% on a local currency basis driven by changes in our customer mix from the prior year.
Fee-based operating expenses of $601.1 million increased 12% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line. Fee-based operating expenses as a percentage of Total service line fee revenue was 89% in the nine months ended September 30, 2022 compared to 91% in the nine months ended September 30, 2021.
Adjusted EBITDA of $76.7 million increased $13.9 million, resulting in margin expansion of 181 basis points, principally driven by higher brokerage revenue.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	% Change in USD	% Change in Local Currency	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$172.2	$144.2	19%	27%	$496.6	$433.2	15%	21%
Leasing	41.2	44.9	(8)%	(1)%	120.9	127.1	(5)%	0%
Capital markets	12.4	23.9	(48)%	(42)%	44.1	44.2	0%	8%
Valuation and other	29.2	30.2	(3)%	1%	89.4	94.0	(5)%	(2)%
Total service line fee revenue(1)	255.0	243.2	5%	12%	751.0	698.5	8%	13%
Gross contract reimbursables(2)	68.6	74.4	(8)%	(1)%	209.9	198.1	6%	13%
Total revenue	$323.6	$317.6	2%	9%	$960.9	$896.6	7%	13%

Costs and expenses:
APAC Fee-based operating expenses	$245.0	$217.0	13%	20%	$706.8	$630.5	12%	18%
Cost of gross contract reimbursables	68.6	74.4	(8)%	(1)%	209.9	198.1	6%	13%
Segment operating expenses	$313.6	$291.4	8%	15%	$916.7	$828.6	11%	17%

Adjusted EBITDA	$11.5	$29.9	(62)%	(57)%	$50.2	$80.3	(37)%	(34)%
Adjusted EBITDA margin(3)	4.5%	12.3%			6.7%	11.5%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin
(3) Adjusted EBITDA margin is measured against Total service line fee revenue

APAC: Three months ended September 30, 2022 compared to the three months ended September 30, 2021
APAC revenue in the third quarter of 2022 was $323.6 million, an increase of $6.0 million or 2% from the third quarter of 2021. Excluding the unfavorable impact of foreign currency of $22.2 million, APAC revenue increased 9% on a local currency basis. Revenue growth in Property, facilities and project management of 27%, on a local currency basis, was largely offset by declines in Capital markets revenue, primarily due to COVID-19 related lockdowns in China.
Fee-based operating expenses of $245.0 million increased 20% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line.
Adjusted EBITDA of $11.5 million declined $18.4 million, primarily due to the impact of COVID-19 related lockdowns in China and government subsidies received by other APAC countries in 2021.
APAC: Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
APAC revenue for the nine months ended September 30, 2022 was $960.9 million, an increase of $64.3 million or 7% from the nine months ended September 30, 2021. Excluding the unfavorable impact of foreign currency of $49.3 million, APAC revenue increased 13% on a local currency basis. Revenue growth was principally driven by Property, facilities and project management growth of 21% on a local currency basis.
Fee-based operating expenses of $706.8 million increased 18% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line.
Adjusted EBITDA of $50.2 million declined $30.1 million, primarily due to the impact of COVID-19 related lockdowns in China and higher variable costs associated with revenue growth in our Property, facilities and project management service line.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our available credit facilities. Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While the continued impacts of COVID-19 remain uncertain and macroeconomic challenges are present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. We continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or obtain additional financing to fund investments, operations and obligations, as we have done in the past, to further strengthen our financial position.
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
As of September 30, 2022, the Company had $1.5 billion of liquidity, consisting of cash and cash equivalents of $0.4 billion and our undrawn revolving credit facility of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the nine months ended September 30, 2022 was $44.4 million.

The Company is party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $200.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of September 30, 2022, the Company had no outstanding balance drawn on the investment limit. The A/R Securitization terminates on June 20, 2023, unless extended or an earlier termination event occurs. Refer to Note 12: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Historical Cash Flows

	Nine Months Ended September 30,
Cash Flow Summary	2022	2021
Net cash (used in) provided by operating activities	$(194.6)	$250.3
Net cash used in investing activities	(107.7)	(57.8)
Net cash used in financing activities	(61.0)	(37.1)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(37.2)	(6.3)
Total change in cash, cash equivalents and restricted cash	$(400.5)	$149.1
Operating Activities
We used $194.6 million of cash for operating activities during the nine months ended September 30, 2022, compared to cash provided by operating activities of $250.3 million in the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we used net working capital for operations of $600.0 million, an increase of $484.0 million compared to the nine months ended September 30, 2021. This was principally driven by increases in trade receivables as a result of growth in our Property, facilities and project management service line, increases in contract assets as a result of demand in our brokerage service lines, and higher bonus, commission and brokerage investment payments. This use of cash flow was partially offset by an increase in net income of $62.4 million, primarily driven by strong performance of the Company's brokerage service lines.

Investing Activities
We used $107.7 million of cash for investing activities during the nine months ended September 30, 2022, which primarily reflects capital expenditures of $44.4 million, acquisitions of $31.6 million and investments in equity securities of $22.8 million in line with our multi-year growth strategy.
Financing Activities
We used $61.0 million of cash for financing activities during the nine months ended September 30, 2022, an increase of $23.9 million from the prior year, primarily driven by the net settlement of equity awards for payment of employee related taxes.

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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2022 to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Other than the additional risk factor discussed below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
The timing and amount of our share repurchases are subject to a number of uncertainties, including as a result of the Inflation Reduction Act of 2022.
On September 21, 2022, our shareholders approved a share repurchase program in an amount not to exceed $300 million. Under the share repurchase program, we are authorized to repurchase, on a discretionary basis and from time-to-time, our ordinary shares in the open market. The timing and amount of share repurchases will be determined at the discretion of our board of directors and management team based upon general market and economic conditions, the trading price of our ordinary shares, our financial performance and liquidity, alternative uses of capital and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our ordinary shares under the program.
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022 (the “Inflation Reduction Act”), imposes a 1% excise tax beginning on January 1, 2023 on certain stock repurchases by U.S. domestic corporations whose stock is traded on an established securities market or interdealer quotation system (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. We are not considered a U.S. domestic corporation under the applicable U.S. federal tax laws and, consequently, do not currently expect the Excise Tax to apply to any share repurchases under our program. However, the U.S. Department of Treasury has not yet issued any guidance or regulations related to the Inflation Reduction Act, and the implementation of the statute relies heavily upon future Treasury guidance and/or regulations to provide more clarity and detailed rules about the scope and application of the Excise Tax. As a result, there remains a possibility that any share repurchases made by us could nonetheless be subject to the Excise Tax. If the Excise Tax applies, it would potentially be imposed on share repurchases we make after December 31, 2022. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of repurchase, provided that repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The imposition of the Excise Tax on potential repurchases of our shares would increase the cost to us of making repurchases and may cause us to reduce the number of shares we otherwise may have repurchased under the program or to suspend or discontinue future share repurchases altogether.

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

CUSHMAN & WAKEFIELD plc

Date: November 3, 2022
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)