Form 10-K
period 2022-12-31
Cushman & Wakefield plc
filed 2023-02-24
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to _______________.
Commission File Number 001-38611

Cushman & Wakefield plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1193584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Old Broad Street
London, United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Zip Code)

+ 44 20 3296 3000	Not applicable
(Registrant's telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Share, $0.10 par value	CWK	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the registrant's ordinary shares at June 30, 2022 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2022) held by those persons deemed by the registrant to be non-affiliates was approximately $2.5 billion. Ordinary shares held by each executive officer and director of the registrant and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock or had a contractual right to nominate a director as of June 30, 2022 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2023, the number of ordinary shares outstanding was 225,798,051.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2023 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CUSHMAN & WAKEFIELD plc
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business Overview
Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is a leading global commercial real estate services firm that makes a meaningful impact for our people, clients, communities and world. Led by an experienced executive team and driven by approximately 52,000 employees in over 400 offices and approximately 60 countries, we deliver exceptional value for real estate occupiers and owners, managing over 5.1 billion square feet of commercial real estate space globally and offering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. In 2022, 2021 and 2020, we generated revenues of $10.1 billion, $9.4 billion and $7.8 billion, respectively, and service line fee revenue of $7.2 billion, $6.9 billion and $5.5 billion, respectively.
Since 2014, we have built our company organically and through various mergers and acquisitions, giving us the scale and global footprint to effectively serve our clients’ multinational businesses. The result is a global real estate services firm with the iconic, more than 100-year-old, Cushman & Wakefield brand. In August 2018, Cushman & Wakefield successfully completed an initial public offering (the "IPO"), listing the firm on the New York Stock Exchange (NYSE: CWK).
Our recent history has been a period of rapid growth and transformation for our company. Our experienced management team has been focused on integrating companies, driving operating efficiencies, realizing cost savings, attracting and retaining top talent and improving financial performance. Today, Cushman & Wakefield is one of the top three real estate services providers as measured by revenue and workforce. We have gained third-party recognition as a provider and employer of choice, having consistently been named in the top three in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands, and the world’s best commercial real estate advisor and consultant by Euromoney.
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
Our Principal Services and Regions of Operation
We have organized our business, and report our operating results, through three geographic segments: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC") representing 77%, 10% and 13% of our 2022 total revenue and 73%, 13% and 14% of our 2022 service line fee revenue, respectively. Within those segments, we operate the following service lines: (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other, representing 48%, 29%, 16% and 7% of our 2022 service line fee revenue, respectively.
Our Geographical Segments
Our global presence and integrated platform enables us to provide a broad base of services across geographies. We hold leading positions in all of our key markets. This global footprint, complemented by a full suite of service offerings, positions us as one of a small number of providers able to respond to complex global mandates from large multinational occupiers and owners.
By revenue, our largest country was the United States, representing 74%, 72% and 69% of revenue in the years ended December 31, 2022, 2021 and 2020, respectively, followed by Australia, representing 4%, 5% and 6% of revenue in the years ended December 31, 2022, 2021 and 2020, respectively.

Our Service Lines
Property, Facilities and Project Management. Our largest service line based on revenue includes property management, facilities management, facilities services and project and development services. Revenues in this service line are recurring in nature, many through multi-year contracts with relatively high switching costs.
For real estate occupiers, we offer integrated facilities management, project and development services, portfolio administration, transaction management and strategic consulting. These services are offered individually, or through our global occupier services offering, which provides a comprehensive range of bundled services resulting in consistent quality of service and cost savings.
For real estate owners, we offer a variety of property management services, which include client accounting, engineering and operations, lease compliance administration, project and development services, tenant experience, residential property management and sustainability services.
In addition, we offer globally to both owners and occupiers (i) self-performed facilities services, which include janitorial, maintenance, critical environment management, landscaping and office services and (ii) workplace and portfolio consulting.
Fees in this service line are generally based on a fixed recurring fee or a variable fee, which may be based on hours incurred, a percentage mark-up on actual costs incurred or a percentage of monthly gross receipts. Additionally, this service line has a large component of revenue that consists of us contracting with third-party providers (engineers, landscapers, etc.) and then passing these expenses on to our clients.
Leasing. Our second largest service line based on revenue, Leasing, consists of two primary sub-services: owner representation and tenant representation. In owner representation leasing, we typically contract with a building owner on a multi-month or multi-year agreement to lease their available space. In tenant representation leasing, we are typically engaged by a tenant to identify and negotiate a lease for them in the form of a renewal, expansion or relocation. We have a higher degree of visibility into Leasing services fees due to contractual renewal dates, leading to renewal, expansion or new lease revenue. In addition, Leasing fees can be somewhat less cyclical as many tenants need to renew or lease space to operate even in difficult economic conditions.
Leasing fees are typically earned after a lease is signed and are calculated as a percentage of the total value of rent payable over the life of the lease.
Capital Markets. We represent both buyers and sellers in real estate purchase and sale transactions, and arrange financing supporting purchases. Our services include investment sales and equity, debt and structured financing. Fees generated are linked to transactional volume and velocity in the commercial real estate market.
Our Capital markets fees are transactional in nature and generally earned at the close of a transaction as a percentage of the total value of the transaction.
Valuation and other. We provide valuations and advice on real estate debt and equity decisions to clients through the following services: appraisal management, investment management, valuation advisory, portfolio advisory, diligence advisory, dispute analysis and litigation support, financial reporting and property and/or portfolio valuation.
Fees are earned on both a contractual and transactional basis and are generally fixed based on the scope of the engagement.
Industry Overview and Market Trends
We operate in an industry where the increasing complexity of our clients’ real estate operations drives demand for high quality services providers. The sector is fragmented among regional, local and boutique providers. Our business has been impacted, like our peers in the commercial real estate sector and other companies across various sectors, by geopolitical uncertainty, higher inflation, and rising interest rates, among other macroeconomic challenges. These macroeconomic trends and uncertainty are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A in this Annual Report.

Key drivers of revenue growth for the largest commercial real estate services providers are expected to include:
Occupier Demand for Real Estate Services. Occupiers are focusing on their core competencies and choosing to outsource commercial real estate services. Multiple market trends like globalization and changes in workplace strategy are driving occupiers to seek third-party real estate services providers as an effective means to reduce costs and improve efficiency, maximize productivity and help determine long-term property strategy. We believe large corporations generally prefer outsourcing to global firms with fully developed platforms that can provide all the commercial real estate services needed.
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
Owners and Occupiers Continue to Consolidate Their Real Estate Services Providers. Owners and occupiers continue to consolidate their services provider relationships on a regional, national and global basis to obtain more consistent execution across markets and to benefit from streamlined management oversight of “single point of contact” service delivery.
Global Services Providers Create Value in a Fragmented Industry. The global services providers with larger operating platforms can take advantage of economies of scale. Those few firms with scalable operating platforms are best positioned to drive profitability as consolidation in the highly fragmented commercial real estate services industry is expected to continue.
Sustainability in Real Estate. Sustainability considerations are increasingly defining both investor and occupier decisions. Real estate service providers continue to develop and maintain solutions to help clients meet stricter environmental regulations and achieve their own sustainability goals.
Our Competitive Strengths
We believe we are well positioned to capitalize on the growth opportunities and globalization trends in the commercial real estate services industry, even in the current volatile and uncertain economic environment. We attribute our position to the following competitive strengths:
Global Size and Scale. We believe multinational clients prefer to partner with real estate services providers with the scale necessary to meet their needs across multiple geographies and service lines. Often, this scale is a prerequisite to compete for complex global service mandates. We have built a platform by investing in our people and technology to enable our approximately 52,000 employees to offer our clients services through an extensive network of over 400 offices across approximately 60 countries. This scale provides operational leverage, translating revenue growth into increased profitability.
Breadth of Our Service Offerings. We offer our clients a fully integrated commercial real estate services experience across (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. These services can be bundled into regional, national and global contracts and/or delivered locally for individual assignments to meet the needs of a wide range of client types. Regardless of a client’s assignment, we view each interaction with our clients as an opportunity to deliver an exceptional experience by offering a full platform of services, while deepening and strengthening our relationships. Our comprehensive service offerings extend across all asset types including logistics, office, retail, healthcare, life sciences and multifamily.

Our Iconic Brand. The history of our franchise and brand is one of the oldest and most respected in the industry. Our founding predecessor firm, DTZ, traces its history back to 1784 with the founding of Chessire Gibson in the U.K. Our brand, Cushman & Wakefield, was founded in 1917 in New York. Today, this pedigree, heritage and continuity continues to be recognized by our clients, employees and the industry. We are consistently named in the top three in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands. In addition, we have been consistently ranked among the International Association of Outsourcing Professionals’ top 100 outsourcing professional service firms. For the fifth consecutive year in 2022, we were recognized by Euromoney as the world’s best commercial real estate advisor and consultant. In 2022, we once again received the ENERGY STAR® Partner of the Year—Sustained Excellence Award from the U.S. Environmental Protection Agency and the U.S. Department of Energy.
Significant Recurring Revenue Resilient to Changing Economic Conditions. In 2022, our Property, facilities and project management service line, which is recurring and contractual in nature, generated 62% of our total revenue and 48% of our service line fee revenue. Additionally, services with high visibility including our Leasing and Valuation and other service lines generated 26% of our total revenue and 36% of our service line fee revenue in 2022. These revenue streams have provided greater stability to our cash flows and underlying business and have proven to be resilient to changing economic conditions.
Top Talent in the Industry. For years, our people have earned a strong reputation by successfully executing on the most iconic and complex real estate assignments in the world. Because of this legacy of excellence, our leading platform and brand strength, we attract and retain top talent in the industry. We strive to build a diverse and engaged workforce and to support an inclusive environment in everything we do. We provide our employees with training and growth opportunities to support their ongoing success. In addition, we are focused on management development to drive strong operational performance and continuing innovation.
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
Leverage Breadth of Services to Provide Superior Client Outcomes. Our current scale and position create a significant opportunity for growth by delivering more services to existing clients across multiple service lines. Many of our clients realize more value by bundling multiple services, giving them access to global scale and better solutions through multidisciplinary service teams. As we continue to add depth and scale to our growing platform, through both organic and inorganic growth, we strive to deliver the value of our enterprise to each engagement by leveraging and sharing information to drive a seamless approach to client development and service delivery.
Expand Margins Through Operational Excellence. Beginning with the successful integration of our businesses stemming from the merger in 2014, followed by a strategic realignment of the Company in 2020 to better align our operating model to our service delivery offerings, we have demonstrated the ability to expand adjusted EBITDA margins. We expect to continue to drive further margin expansion over time as we continuously improve our operating efficiency, through the application of proven and value-add technology, developing economies of scale and disciplined cost management. We view margin expansion as an important measure of productivity.
Recruit, Hire, and Retain Top Talent. We strive to attract, develop and retain the very best people through an inclusive culture, consistent talent measurement and continually modernizing our people management processes. We believe our employees produce superior client results and position us to win additional business across our platform. Our real estate professionals come from a diverse set of backgrounds, cultures and expertise that creates a culture of collaboration and a tradition of excellence. We believe our people are the key to our business and we have instilled an atmosphere of collective success.

Deploy Technology to Improve Client Experience Through Data-Driven Insights. We leverage our technology platform, workflow processes and key strategic partnerships to provide data driven insights to deliver value to our clients. Our systems and processes are scalable enabling us to efficiently onboard new businesses and employees without the need for significant additional capital investment in new systems. In addition, our investments in technology have helped us attract and retain key employees, enable productivity improvements that contribute to margin expansion, and have strongly positioned us to expand the number and types of service offerings we deliver to our key global customers. We have made significant investments to streamline and integrate these systems, which are now part of a fully integrated platform supported by an efficient back-office.
Competition
We compete across a variety of geographies, markets and service lines within the commercial real estate services industry. Each of the service lines in which we operate is highly competitive on a global, national, regional and local level. While we are one of the three largest global commercial real estate services firms as measured by revenue and workforce, our relative competitive position varies by geography and service line. Depending on the product or service, we face competition from other commercial real estate services providers, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms. Although many of our competitors across our larger service lines are smaller local or regional firms, they may have a stronger presence in certain markets. We are also subject to competition from other large national and multinational firms that have similar service competencies and geographic footprint to ours, including Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE) and Colliers International Group Inc. (NASDAQ: CIGI).
Corporate Information
Cushman & Wakefield plc is a public limited company organized under the laws of England and Wales. On August 6, 2018, Cushman & Wakefield plc closed its IPO. As the parent company, Cushman & Wakefield plc does not conduct any operations other than with respect to its direct and indirect ownership of its subsidiaries, and its business operations are conducted primarily out of its indirect operating subsidiary, DTZ Worldwide Limited, and its subsidiaries.
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
Our History
We collectively refer to TPG Inc. (together with its affiliates, “TPG”) and PAG Asia Capital (together with its affiliates, "PAG") as our "Principal Shareholders." We collectively refer to our Principal Shareholders together with Ontario Teachers' Pension Plan Board ("OTPP") as our "Founding Shareholders." In 2014, our Founding Shareholders started our company in its current form, with the purchase of the DTZ group property services business (“DTZ”) from UGL Limited. At the end of 2014, the Founding Shareholders acquired and combined Cassidy Turley with DTZ. In 2015, we completed our transformative growth with the acquisition of C&W Group, Inc., the legacy Cushman & Wakefield business. The company was combined under the name Cushman & Wakefield in September 2015.
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

Seasonality
The market for some of our products and services is seasonal, especially in the Leasing and Capital markets service lines. Generally, our industry is focused on completing transactions by calendar year-end, with a significant concentration in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter, and highest in the fourth quarter of each year. The Property, facilities and project management service line partially mitigates this intra-year seasonality, due to the recurring nature of this service line, which generates more stable revenues throughout the year. The seasonality of service line fee revenue flows through to net income and cash flow from operations.
Human Capital Resources and Management
We continue to place our people at the center of everything we do. We are committed to attracting, developing and retaining a highly qualified, diverse and dedicated workforce. As of December 31, 2022, we had approximately 52,000 employees worldwide - approximately 70% in the Americas, 20% in APAC, and 10% in EMEA. Our employees include management, brokers and other sales staff, administrative specialists, valuation specialists, maintenance, landscaping, janitorial and office staff and others. Approximately 8,000 (or 15%) of our employees are covered by collective bargaining agreements, the substantial majority of whom are employed in facilities services. Costs related to approximately 41% of our employees are fully reimbursed by clients.
Learning and Development
We continue to build an inclusive workplace that fosters fair and equitable growth opportunities; focuses on the manager-employee relationship to drive operational performance; and provides our employees with learning and development opportunities to support their ongoing career progression. Our global Talent Management team supports employees’ career growth through learning programs and professional development while equipping leaders to empower and grow their teams through talent assessment, succession planning and performance reviews. We offer a full suite of learning and development activities through on-the-job training, e-learning, mentoring and instructor-led learning modules.
Diversity, Equity and Inclusion
We are committed to advancing diversity, equity and inclusion ("DEI") in our organization and supporting an environment where our employees can be their authentic selves and do their best work. Our DEI mission is to evolve our culture of inclusion and belonging through a nurturing environment of curiosity, continuous learning and growth. We believe that having a diverse and thriving workforce enables new perspectives, creativity, better risk management and problem solving, leading to superior results for our people, clients, partners and shareholders.
Our global DEI strategy focuses on making an impact on our workforce, our workplace and the marketplace. Our DEI policies and practices in place have earned Cushman & Wakefield recognition by various organizations including the following: (a) 2022 Bronze Top Global Supplier Diversity & Inclusion Champion from WEConnect International, (b) 2022 Human Rights Campaign Best Place to Work for LGBTQ+ Equality, and (c) 2023 Top 10 Military Friendly® Employer in the U.S.
Compensation Structure
We provide a total rewards program that combines competitive pay, including fixed and variable pay, and incentive opportunities. In addition, we offer a comprehensive benefits program to help encourage employee health and support their physical, emotional and financial well-being.
Across our (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other service lines our employees are compensated in different manners in line with common practices in their professional field and geographic region. Many of our real estate professionals in the Americas and in certain international markets work on a commission basis, particularly our Leasing and Capital markets professionals in the United States. Commissions are tied to the value of transactions and subject to fluctuation. Leasing and Capital markets real estate professionals in EMEA and APAC work on a salary basis, with an additional performance bonus based on a share of the profits of their business unit. Even within our geographic segments, our service lines employee base includes a mix of professional and non-salaried employees.

Intellectual Property
We hold various trademarks and trade names worldwide, which include the “Cushman & Wakefield” and “DTZ” names. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the “Cushman & Wakefield” name. We primarily operate under the “Cushman & Wakefield” name and have generally adopted a strategy of having our acquisitions transition to the “Cushman & Wakefield” name. We own numerous domain names and have registered numerous trademarks and service marks globally. With respect to the Cushman & Wakefield name, we have processed and continuously maintain trademark registration for this trade name in most jurisdictions where we conduct business. We obtained our most recent U.S. trademark registrations for the Cushman & Wakefield name and logo in 2017, and these registrations would expire in 2027 if we failed to renew them.
Environment
Cushman & Wakefield strives for continuous improvement in order to make a meaningful contribution to a sustainable future. We envision a world of healthy, sustainable buildings that put the well-being of people and the planet first. Across Cushman & Wakefield, we seek to integrate environmental, social and governance (“ESG”) factors into our operations, business practices and service offerings.
Our Environment Policy, available on our website, outlines our commitment to being a responsible steward of the environment. We include sustainability principles in our policies and practices, engage employees in our collective efforts, and monitor and report our performance.
In alignment with our Environment Policy and ongoing environmental sustainability efforts, in 2021 we set and publicly announced science-based targets for greenhouse gas (“GHG”) emissions reductions across our value chain, in both our own offices and properties we manage on behalf of clients. These targets are as follows:
Target 1: Reduce GHG emissions across our corporate offices and operations (scopes 1 and 2) 50% by 2030 from a 2019 base year.
Target 2: Engage our clients, representing 70% of emissions at our managed properties (scope 3), to set their own science-based targets by 2025.
Target 3: Reach net zero emissions across our entire value chain (scopes 1, 2 and 3) by 2050.
In July 2021, Target 1 and Target 2 were validated by the Science Based Targets Initiative (“SBTi”), a global body helping businesses to set emissions reductions targets in line with the latest climate science. In June 2022, Target 3 was validated by SBTi.
These targets are voluntary, subject to change, and should be considered aspirational. See “—We face risks associated with the effects of climate change, including physical and transition risks, and with our sustainability practices, goals and performance.”
Additional information regarding our ESG practices can be found in our 2021 ESG Report, available on our website. The information contained on or accessible through our website, including our 2021 ESG Report, is not incorporated by reference herein or otherwise made a part of this Annual Report on Form 10-K or any of our other filings with the SEC.

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
Risk Factors Summary
The material risks summarized in further detail below include those relating to:
Risks Related to Our Business and Operations
•general macroeconomic conditions and global and regional demand for commercial real estate;
•retaining management and qualified revenue producing employees;
•the COVID-19 pandemic and other global health events;
•acquisitions we have made or may make in the future;
•the perception of our brand and reputation in the marketplace;
•the concentration of our business with corporate clients;
•actual or perceived conflicts of interest and their potential impact on our service lines;
•our ability to maintain and execute our information technology strategies;
•an interruption or failure of our information technology, communications systems or data services;
•potential breaches in security relating to our information systems;
•our ability to comply with current and future data privacy regulations and other confidentiality obligations;
•infrastructure disruptions;
•impairment of goodwill and other intangible assets;
•our ability to comply with laws and regulations and any changes thereto and to make correct determinations in complex tax regimes;
•our ability to execute on our strategy for operational efficiency;
•the seasonal nature of significant portions of our business;
•the failure of third parties to comply with contractual, regulatory or legal requirements;
•potential effects of climate change and risks related to our sustainability goals;
•our exposure to environmental liabilities as a result of our role as a real estate services provider;

Risks Related to Our Industry
•local, regional and global competition;
•social, political and economic risks in different countries and foreign currency volatility;

Risks Related to Our Common Stock
•the ability of our Principal Shareholders to exert significant influence over us and potential conflicts of interest of certain directors;
•potential price declines resulting from future sales of a large number of our ordinary shares;
•our policy relating to the payment of cash dividends;
•our dependence on dividends and distributions from our operating subsidiaries;
•uncertainties facing to the timing and amount of any potential share repurchases;

Risks Related to Our Indebtedness
•restrictions imposed on us by our credit agreement;
•our substantial amount of indebtedness and its potential impact on our available cash flow and the operation of our business;
•our ability to incur additional debt;
•our ability to service our existing debt;

Legal and Regulatory Risks
•litigation that could subject us to financial liabilities and/or damage our reputation;
•the fact that the rights of our shareholders may differ from the rights typically offered to shareholders of a Delaware corporation;
•the ability of U.S.-based shareholders to enforce civil liabilities against us;
•anti-takeover provisions in our articles of association;
•the impact of the U.K. City Code on Takeovers and Mergers;
•required shareholder approval of certain capital structure decisions; and
•the exclusive forum provisions set forth in our articles of association.

Risks Related to Our Business and Operations
Our business is significantly impacted by general macroeconomic conditions and global and regional demand for commercial real estate and, accordingly, our business, results of operations and financial condition could be materially adversely affected by further market deterioration or a protracted extension of current macroeconomic challenges.
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access liquidity in the capital and credit markets. Current macroeconomic challenges, including higher inflation, have led to increasing interest rates, disruption and volatility within global capital and credit markets, escalating energy supply shortages and costs, labor shortages, and fiscal and monetary policy uncertainty. Further deterioration or a protracted extension of these macroeconomic conditions, an economic slowdown or recession in the U.S. or global economy, or the public perception that any of these events may occur, could cause a decline in global and regional demand for commercial real estate and negatively affect the performance of some or all of our service lines.
Many of our service lines, particularly our Capital markets service line (which includes the representation of buyers and sellers in the sale or purchase of commercial real estate and the arrangement of financing), are sensitive to the cost and availability of credit. If our clients are unable to procure credit or financing on favorable terms or at all, there may be fewer dispositions and acquisitions of property and demand for our services may be adversely affected. For example, in the second half of 2022, a less constructive macroeconomic environment, including increases in interest rates, adversely affected commercial real estate transaction volume, and in turn, we experienced declines in Capital markets revenue. Future uncertainty or weakness in the credit markets, including as a result of any future interest rate increases, could further affect commercial real estate transaction volumes and pricing, which could reduce the commissions and fees we earn for brokering those transactions.
Ongoing macroeconomic challenges, or the perception that they may occur, could also adversely impact revenue for our service lines. In the event of an economic downturn or recession, we may experience reduced demand in our Capital markets, Leasing and Valuation and other service lines, among others, as clients delay or forego real estate transactions. Further, the performance of our property management business depends upon the performance of the properties we manage, including rent collections from these properties. Future rent collections may be affected by many factors, including: (1) real estate and financial market conditions prevailing generally and locally; (2) our ability to attract and retain creditworthy tenants, particularly during economic downturns; and (3) the magnitude of defaults by tenants under their respective leases, which may increase during periods of economic downturn, a recession or distressed situations.
Since the onset of the COVID-19 global pandemic, the U.S. and global economies have experienced increases in inflation. The resulting inflationary pressures on wages, higher costs for products and materials needed to provide our services, and higher fees from our own service providers have increased and could continue to increase the cost of providing our services. If this inflationary environment continues, and we are unable to recover these increased costs from our clients in a timely manner or at all, our margins and profitability may be negatively impacted.

Our success depends upon the retention of our senior management as well as our ability to attract and retain qualified revenue producing employees.
We are dependent upon the retention of our Leasing and Capital markets professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, including our senior executive leadership, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is significant, and our industry is subject to a relatively high turnover of brokers and other key revenue producers, and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. Competition is significant for the services of revenue producing personnel, and the expense of such incentives and bonuses may increase, or our willingness to pay such incentives and bonuses may decrease, and we may therefore be unable to attract or retain such personnel to the same extent that we have in the past. Any additional decline in, or failure to grow, our ordinary share price may also result in an increased risk of loss of these key personnel. Furthermore, shareholder influence on our compensation practices, including our ability to issue equity compensation, may decrease our ability to offer attractive compensation to key personnel and make recruiting, retaining and incentivizing such personnel more difficult.
Our results of operations have been adversely affected and may in the future be materially adversely impacted by the coronavirus pandemic (COVID-19) or other global health events.
Circumstances surrounding COVID-19 at a global level remain fluid, especially given the uncertainty regarding potential future variants of the virus and any continued or future government-imposed restrictions. For example, in 2022, our business and the businesses of many of our clients were negatively affected by COVID-19-related restrictions in China. The extent to which COVID-19 continues to impact our business depends on numerous factors outside of our control, including the duration and significance of new variants, the distribution and effectiveness of vaccines, future governmental actions taken to contain or mitigate the public health or economic impact of the pandemic, as well as the effect of these factors on our clients and their ability to pay for our services, client demand for our services and our ability to provide our services. We continue to monitor changing health conditions at the local market level and may take actions in the future that could negatively affect our business operations and performance.
Our growth has benefited significantly from acquisitions and joint ventures, which may not perform as expected, and similar opportunities may not be available in the future.
A significant component of our growth over time has been generated by acquisitions. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition targets at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient funds from our cash on hand, cash flow from operations, or external financing, which may not be available to us on favorable terms. We may incur significant additional debt from time to time to finance any such acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions involve risks that business judgments concerning the value, strengths and weaknesses of the acquired businesses may prove incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which include severance, lease termination and transaction and deferred financing costs, among others. See “—Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.”
We have had, and may continue to experience, challenges in integrating operations, brands and information technology systems acquired from other companies. This could result in the diversion of management’s attention from other business concerns and the potential loss of our key employees or clients or those of the acquired operations. The integration process itself may be disruptive to our business and the acquired company’s businesses as it requires coordination of geographically diverse organizations, implementation of new branding, and integrating accounting and information technology systems and management services. There is generally an adverse impact on net income for a period of time after the completion of an acquisition driven by transaction-related and integration expenses.

We complete acquisitions with the expectation that they will result in various benefits, including enhanced revenues, a strengthened market position, cross-selling opportunities, cost synergies and tax benefits. Achieving the anticipated benefits of an acquisition is subject to a number of uncertainties and is not guaranteed. Failure to achieve the anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.
To a lesser degree, we have occasionally entered into strategic partnerships and joint ventures to conduct certain businesses or operate in certain geographies, and we will consider doing so in appropriate situations in the future. For example, in December 2021, we acquired a 40% stake in a strategic joint venture with Greystone Select Incorporated (“Greystone”) to deliver multifamily advisory services and capital solutions to clients, and in January 2020, we entered into a strategic partnership with Vanke Service (Hong Kong) Co., Limited (“Vanke Service”) to jointly develop certain commercial real estate property and provide property and facilities management operation services in Greater China (see Note 7: Equity Method Investments). Strategic partnerships and joint ventures have many of the same risk characteristics as acquisitions, particularly with respect to the due diligence and ongoing relationship with joint venture partners. In addition, we may not have the authority to direct the management and policies of a joint venture, particularly if we are the minority owner. If a joint venture participant acts contrary to our interests, it could harm our brand, business, results of operations and financial condition.
Our brand and reputation are key assets of our company and will be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, even if related to seemingly isolated incidents and whether or not factually correct, could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including the personal conduct of individuals associated with our brand, handling of client complaints, regulatory compliance (such as compliance with the Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other anti-bribery, anti-money laundering and anti-corruption laws), the use and protection of client and other sensitive information, and from actions taken by regulators or others in response to any such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor may be attributed to us, thus damaging our reputation and brand value and increasing the attractiveness of our competitors’ services. Also, business decisions or other actions or omissions of our joint venture partners, alliance firms, the Principal Shareholders or management may adversely affect the value of our investments, result in litigation or regulatory action against us and otherwise damage our reputation and brand. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
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
We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified, as we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. Having an increasingly concentrated base of large corporate clients also can lead to greater or more concentrated risks if, among other possibilities, any such client (1) experiences its own financial problems; (2) becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced; (3) decides to reduce its operations or its real estate facilities; (4) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (5) decides to change its providers of real estate services; or (6) merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers.
Competitive conditions, particularly in connection with large clients, may require us to compromise on certain contract terms with respect to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations and other contractual terms, or in connection with disputes or potential litigation. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients may be greater and may not be fully insured.
A failure to appropriately address actual or perceived conflicts of interest could adversely affect our service lines.
Our company is a global business with different service lines and a broad client base and is therefore subject to numerous potential, actual or perceived conflicts of interests in the provision of services to our existing and potential clients. For example, conflicts may arise from our position as broker to both owners and tenants in commercial real estate lease transactions. In certain cases, we are also subject to fiduciary obligations to our clients. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, but these policies and procedures may not be adequate and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult, and we could suffer damage to our reputation or lose clients if we fail, or appear to fail, to identify, disclose and appropriately address potential conflicts of interest or fiduciary obligations, which could have an adverse effect on our business, financial condition and results of operations. In addition, it is possible that in some jurisdictions, regulations could be changed to limit our ability to act for parties where conflicts exist even with informed consent, which could limit our market share in those markets. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.
Failure to maintain and execute information technology strategies and ensure that our employees adapt to changes in technology could materially and adversely affect our ability to remain competitive in the market.
Our business relies heavily on information technology, including on solutions provided by third parties, to deliver services that meet the needs of our clients. If we are unable to effectively execute and maintain these information technology strategies, our ability to deliver high-quality services may be materially impaired. In addition, we make significant investments in new systems and tools to achieve competitive advantages and efficiencies. Implementation of such investments in information technology could exceed estimated budgets and we may experience challenges that delay or prevent such new technologies from being successfully deployed to or by our employees. If we are unable to successfully adopt new technology solutions, it could materially and adversely impact our ability to remain competitive in the market.

Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could materially harm our operating results.
Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, cybersecurity attacks, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. In addition, the operation and maintenance of our systems and networks is in some cases dependent on third-party technologies, systems and services providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays or loss, corruption or exposure of critical data and may also disrupt our ability to provide services to or interact with our clients, business partners or other third parties. Furthermore, any such event could result in substantial recovery and remediation costs and liability to clients, business partners and other third parties. We have business continuity and disaster recovery plans and backup systems in place to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities. An event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and as a result our future operating results could be materially adversely affected.
Our business relies heavily on the use of software and commercial real estate data, some of which is purchased or licensed from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to access such software, including an inability to renew such licenses on the same or similar terms, or provide data to our professionals or our clients, contractors and vendors could adversely affect our operating results.
A material breach in security relating to our information systems could adversely affect us.
In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks and via third-party cloud hosting providers. This data includes proprietary business information and intellectual property of ours and of our clients, as well as personal identifiable information (“PII”) of our employees, clients, contractors and vendors. The secure processing, maintenance and transmission of this information is critical to our operations.
Despite our security measures, and those of our third-party providers, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, mistake, or malfeasance or other disruptions. Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the increased sophistication and activity of organized crime, hackers, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cybersecurity attacks are becoming more sophisticated and include malicious software, phishing and spear phishing attacks, wire fraud and payment diversion, account and email takeover attacks, ransomware, attempts to gain unauthorized access to data and other electronic security breaches. We have experienced cybersecurity attacks in the past, including ransomware attacks by cybercriminals, and we expect additional attacks in the future. Cybersecurity attacks, including attacks that are not ultimately successful, could lead to disruptions in our critical systems, an inability to provide services to our clients, unauthorized release of confidential information, remediation costs, fines, litigation or regulatory action against us and significant damage to our reputation. Further, other incidents of theft, loss, disclosure, corruption, exposure or misuse of PII or proprietary business data, whether resulting from employee error, employee malfeasance or otherwise, could similarly result in adverse effects on our business operations.
Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result we have less direct control over our data and information technology systems. We also engage other third parties to support the services we perform for our clients. All such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified, and which could materially adversely affect us and our reputation.

Failure to comply with current and future data privacy regulation and other confidentiality obligations could damage our reputation and materially harm our operating results.
Certain laws, regulations and standards regarding data privacy impose requirements regarding the security of information maintained by us and our clients, as well as notification to persons whose personal information is accessed by an unauthorized third party. Certain laws may also require us to protect the security of our employees’ personal information. These laws and regulations are increasing in scope, complexity and number, and increasingly conflict among the various countries and states in which we operate, which has resulted in greater compliance risks and costs for us. Any failure on our part to comply with these laws, regulations and standards can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.
If confidential information, including material non-public information or personal information we or our vendors and suppliers maintain, is inappropriately disclosed due to an information security breach, or if any person, including any of our employees, negligently disregards or intentionally breaches our confidentiality policies, contractual commitments or other controls or procedures with respect to such data, we may incur substantial liabilities to our clients or be subject to fines or penalties imposed by governmental authorities. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.
Infrastructure disruptions may impede our ability to manage real estate for clients.
The buildings we manage for clients, which include some of the world’s largest office properties, logistics facilities and retail centers, are used by numerous people daily. We also manage certain critical facilities (including data centers) that our clients rely on to serve the public and their customers, where unplanned downtime could potentially impact general public safety and disrupt other parts of their businesses. As a result, fires, earthquakes, tornadoes, hurricanes, floods, other natural disasters, global health crises (including COVID-19), building defects, terrorist attacks or mass shootings could result in significant damage to property and infrastructure as well as personal injury or loss of life, which could disrupt our ability to effectively manage client properties. Further, to the extent we are held to have been negligent in connection with our management of such affected properties, we could incur significant financial liabilities and reputational harm.
Our goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges against earnings.
Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, and such charge could materially adversely affect our reported results of operations, shareholders’ equity and our ordinary share price. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or the decline of our ordinary share price below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.
Our service lines, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, or make incorrect determinations in complex tax regimes, we may incur significant financial penalties.
We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our service lines. Many of the services we provide (including brokerage of real estate sales and leasing transactions, certain property management, and the provision of valuation services) require us and our employees to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform such services. If we and our employees fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. Our acquisition activity further increases these potential risks because we must successfully transfer and maintain the applicable licenses of the acquired entities and their staff.

A number of our services, including those provided by certain indirect wholly-owned subsidiaries, are subject to certain state, federal or foreign regulation or oversight by self-regulatory organizations. We could be subject to disciplinary or other actions in the future due to actual or perceived noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.
We are also subject to laws of broader applicability, such as tax, securities, environmental, employment laws and anti-bribery, anti-money laundering and anti-corruption laws, including the Fair Labor Standards Act, occupational health and safety regulations, U.S. state wage-and-hour laws, the FCPA and the U.K. Bribery Act. Failure to comply with these requirements could result in the imposition of significant fines by governmental authorities, awards of damages to private litigants and significant amounts paid in legal fees or settlements of these matters.
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
Any failure by us to successfully execute on our strategy for operational efficiency could result in total costs and expenses that are greater than expected.
We have an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have planned or adopted certain initiatives, including operating model changes, fiscal management, efficiency and deployment of operational priorities, and development of new workflow processes to improve outcomes across our service lines.
Our ability to continue to achieve anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. In addition, we are vulnerable to increased risks associated with implementing changes to our operations, processes and systems given our varied service lines and the broad range of geographic regions in which we operate. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, if we experience delays, or if other unforeseen events occur, we may not be able to achieve certain operational efficiencies and our business and results of operations could be adversely affected.

Significant portions of our revenue and cash flow are seasonal, which could cause our results of operations and liquidity to fluctuate significantly.
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. Historically, our revenue and operating income tend to be lowest in the first quarter and highest in the fourth quarter of each year. Also, we have historically relied on our operating cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our operating cash flow is seasonal and is typically lowest in the first quarter of the year, when revenue is lowest, and highest in the fourth quarter of the year, when revenue is highest. This seasonal variance between quarters makes it difficult to compare our financial condition and results of operations on a quarter-by-quarter basis. In addition, the seasonal nature of our operating cash flow can result in a mismatch with funding needs for working capital and ongoing capital expenditures, which causes us to rely on available cash on hand and, as necessary, our revolving credit facility. Further, as a result of the seasonal nature of our business, political, economic or other unforeseen disruptions occurring in the fourth quarter that impact our ability to close large transactions may have a disproportionate effect on our financial condition and results of operations.
A failure by third parties to comply with contractual, regulatory or legal requirements could result in economic and reputational harm to us.
We rely on third parties, and in some cases subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, cut costs and lower operational risks across our business and support functions. We have instituted a Global Vendor/Supplier Integrity Policy, which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors typically impose a contractual obligation to comply with such policy. In addition, we leverage technology and service providers to help us better screen vendors, with the aim of gaining a deeper understanding of the compliance, data privacy, health and safety, environmental and other risks posed to our business by potential and existing vendors. If our third parties do not meet contractual, regulatory or legal requirements, or do not have the proper safeguards and controls in place, we could be exposed to increased operational, regulatory, financial or reputational risks. Further, a failure by third parties to comply with service level agreements or to otherwise provide services in a high-quality and timely manner could result in economic or reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause damage to our reputation and harm to our business.
We face risks associated with the effects of climate change, including physical and transition risk, and with our sustainability practices, goals and performance.
The physical effects of climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected or extreme events, including extreme temperatures, wildfires, tornadoes, hurricanes, earthquakes, floods and rising sea levels or drought, could have a material adverse effect on our operations and business. To the extent these events occur in regions where we operate, we or our vendors, business partners or clients could experience prolonged infrastructure or service disruptions. These conditions could also result in increases in our operating costs and in the costs of managing properties for clients over time and, if they persist long-term, could potentially cause a decline in demand for commercial real estate in certain regions where we do business. Additionally, we face climate-related transition risks, including shifts in market preferences for more sustainable products and services and new legislation and regulation aimed at addressing climate change. For example, our clients are increasingly looking for vendors that provide services in a sustainable manner. If we do not continue to develop and maintain effective strategies and solutions, including technological solutions, to help clients meet stricter environmental regulations or their own sustainability goals, we may not be able to compete effectively for certain business opportunities in the future, demand for our services may decrease and our reputation may be damaged. Further, changes in legal or regulatory requirements related to climate change, could increase the risk that we are subject to litigation or government enforcement actions and require us to incur increased compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources, which could adversely affect our business and results of operations. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

In addition, we have announced certain greenhouse gas emissions targets and other environmental goals. These targets and goals are voluntary, subject to change and should be considered aspirational. There is no guarantee we will be able to successfully achieve these objectives, or any of our other initiatives or commitments related to ESG matters, on the desired time frames or at all. Nevertheless, failure to achieve such targets, goals, commitments or initiatives, or a perception (whether valid or invalid) of our failure to achieve them, could result in reputational damage, client dissatisfaction, and, in turn, reduced revenue and profitability. Further, achievement of our sustainability goals may require us to incur additional costs or to make changes to our operations which could adversely affect our business and results of operations.
Our continuing efforts to report on the implementation of our ESG strategy, including any ESG goals, may also create additional operational risks and expenses and expose us to reputational, legal and other risks, particularly if our reporting does not meet stakeholder expectations or is perceived to be misleading. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.
We may be subject to environmental liability as a result of our role as a property or facility manager or developer of real estate.
Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. In our role as a property or facility manager or developer, we could be held liable as an operator for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property. In the event of a substantial liability, our insurance coverage might be insufficient to pay the full damages, or the scope of available coverage may not cover certain of these liabilities. Additionally, costs incurred to comply with more stringent future environmental requirements could adversely affect any or all of our service lines.

Risks Related to Our Industry
We have numerous local, regional and global competitors across all of our service lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
We compete across a variety of service lines within the commercial real estate services industry, including Property, facilities and project management, Leasing, Capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of financing), Valuation and advisory on real estate debt and equity decisions. Although we are one of the largest commercial real estate services firms in the world, our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography, property type or service line, we face competition from other commercial real estate services providers, including outsourcing companies that have traditionally competed in limited portions of our Property, facilities and project management service line and have expanded their offerings from time to time, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms.
Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis or may have more financial resources allocated to a particular property type or service line. We are further subject to competition from large national and multinational firms that have similar service competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types or service lines that we serve. In addition, disruptive innovation or new technologies by existing or new competitors could alter the competitive landscape in the future and require us to make timely and effective changes to our services or business model to compete effectively.

Furthermore, we are dependent on long-term client relationships and on revenue received for services under various service agreements. Many of these agreements may be canceled by the client for any reason with as little as 30 to 60 days’ notice, as is typical in the industry. Some agreements related to our Leasing service line may be rescinded without notice. In this competitive market, if we are unable to maintain long-term client relationships, our business, results of operations and financial condition may be materially adversely affected. There is no assurance that we will be able to compete effectively, to maintain current fee levels or margins, or maintain or increase our market share.
Our operations are subject to social, political and economic risks in different countries as well as foreign currency volatility.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States and as a result, we are subject to risks associated with doing business globally. Outside of the United States, we generate earnings in other currencies and our operating performance is subject to fluctuations relative to the U.S. dollar, or USD. As we continue to grow our international operations, these currency fluctuations have the potential to positively or adversely affect our operating results measured in USD. For example, in 2022, our operating results were negatively impacted by currency exchange fluctuations as a result of a strong USD. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
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
In addition to exposure to foreign currency fluctuations, our international operations expose us to international economic trends as well as foreign government policy measures. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:
•political and economic instability in certain countries, including continued or worsening hostilities in Ukraine;
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

Our business activities are subject to a number of laws that prohibit various forms of corruption, including local anti-bribery laws and anti-bribery laws that have a global reach, such as the FCPA and the U.K. Bribery Act. Additionally, our business activities are subject to various economic and trade sanctions programs and import and export control laws, including the economic sanctions rules and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions with specified countries and territories, their governments, and their nationals, as well as with individuals and entities that are targeted by list-based sanctions programs. We maintain written policies and procedures and implement anti-corruption and anti-money laundering compliance programs, as well as programs designed to enable us to comply with applicable sanctions programs and import and export control laws (“Compliance Programs”). However, coordinating our activities to address the broad range of complex legal and regulatory environments in which we operate presents significant challenges. Our current Compliance Programs may not address the full scope of all possible risks or may not be adhered to by our employees or other persons acting on our behalf. Accordingly, we may not be successful in complying with regulations in all situations and violations may result in material monetary fines, penalties, and other costs or sanctions against us or our employees.
In addition, we have entered, and seek to continue to enter, into emerging markets to further expand our global platform. Certain countries in which we operate may present heightened business, political, operational, cultural, legal and compliance risks. We may not be successful in evaluating and monitoring the key risks in those markets or effectively managing our service lines there.

Risks Related to Our Common Stock
The Principal Shareholders have significant influence over us and decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control, and which may result in conflicts with us or you in the future.
Pursuant to the shareholders’ agreement with our Principal Shareholders, the Principal Shareholders have the right to designate certain seats on our board of directors. As a result of these designation rights, currently four of our ten directors are affiliated with the Principal Shareholders (the “Affiliated Directors”). The Principal Shareholders thus have the ability to significantly influence our affairs and policies, including the approval of certain actions such as amending our articles of association, commencing bankruptcy proceedings, taking certain corporate actions (including incurring debt, issuing shares, selling assets, repurchasing shares, paying dividends and engaging in mergers and acquisitions), and other transactions that require board approval. Further, while the Principal Shareholders no longer hold a majority of our outstanding ordinary shares, with ownership of approximately 26% of the total ordinary shares outstanding as of December 31, 2022, the Principal Shareholders still have the ability to significantly influence the vote in any election of directors, amend our articles of association or take other actions requiring the vote of our shareholders. This strong influence may also have the effect of deterring hostile takeovers, delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.
The interests of the Principal Shareholders and their affiliates may differ from our other shareholders in material respects. For example, the Principal Shareholders may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance the value of their equity investment in us or accelerate their ability to liquidate that investment, even though such transactions might involve risks to other shareholders. The Principal Shareholders, their affiliates and their advisors are also in the business of making or advising on investments in companies and may from time to time in the future acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or clients of ours. The Principal Shareholders may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
If we or our existing investors sell a large number of ordinary shares, the market price of our ordinary shares could decline.
As of December 31, 2022, we had 225.8 million ordinary shares outstanding. The market price of our ordinary shares could decline as a result of sales of a large number of ordinary shares in the market, including us or by our Founding Shareholders or Vanke Service, to which we granted certain registration rights at the time of the IPO, or as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We do not currently intend to pay cash dividends on our ordinary shares for the foreseeable future.
We currently intend to retain future earnings, if any, for future operation, expansion, debt repayment and potential share repurchases and we do not intend to pay any cash dividends for the foreseeable future. Under English law, the declaration and payment of any dividends would be subject to relevant legislation and our articles of association, which provide that all dividends must be approved by our board of directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis. The manner and order of payment of any such dividend will also be conducted in accordance with our articles of association. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our 2018 Credit Agreement (as defined below), as amended from time to time. Accordingly, investors seeking cash dividends as a form of investment return should not purchase our ordinary shares. As a result, in the absence of us returning capital to our shareholders through a cash dividend or otherwise, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for it.
Cushman & Wakefield plc, the parent company, is a holding company with nominal net worth. We do not have any assets apart from investment in subsidiaries or conduct any business operations. Our business operations are conducted primarily out of our indirect operating subsidiary, DTZ Worldwide Limited, and its subsidiaries.
We are a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, DTZ Worldwide Limited. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. Our 2018 Credit Agreement and the indenture governing the 2020 senior secured notes impose operating and financial restrictions on us, and in the event of a default, all of our borrowings would become immediately due and payable. See “Note 10: Long-Term Debt and Other Borrowings”. In addition, our subsidiaries, including our indirect operating subsidiary, DTZ Worldwide Limited, are separate and distinct legal entities and have no obligation to make any funds available to us.
The timing and amount of any share repurchases are subject to a number of uncertainties, including as a result of the Inflation Reduction Act of 2022.
On September 21, 2022, our shareholders approved a share repurchase program in an amount not to exceed $300 million. Under the share repurchase program, we are authorized to repurchase, on a discretionary basis and from time-to-time, our ordinary shares in the open market. The timing and amount of any share repurchases will be determined at the discretion of our board of directors and management team based upon general market and economic conditions, the trading price of our ordinary shares, our financial performance and liquidity, alternative uses of capital and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our ordinary shares under the program.
The U.S. Inflation Reduction Act of 2022, which was signed into law on August 16, 2022 (the “Inflation Reduction Act”), imposes a 1% excise tax beginning on January 1, 2023 on certain stock repurchases by U.S. domestic corporations whose stock is traded on an established securities market (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. We are not considered a U.S. domestic corporation under the applicable U.S. federal tax laws and, consequently, do not currently expect the Excise Tax to apply to any share repurchases under our program. However, the U.S. Department of Treasury has not yet issued any guidance or regulations related to the Inflation Reduction Act, and the implementation of the statute relies heavily upon future Treasury guidance and/or regulations to provide more clarity and detailed rules about the scope and application of the Excise Tax. As a result, there remains a possibility that any share repurchases made by us could nonetheless be subject to the Excise Tax. If the Excise Tax applies, it would potentially be imposed on any share repurchases we make after December 31, 2022. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of repurchase, provided that repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The imposition of the Excise Tax on potential repurchases of our shares would increase the cost to us of making repurchases and may cause us to reduce the number of shares we otherwise may have repurchased under the program or to suspend or discontinue future share repurchases altogether.

Risks Related to Our Indebtedness
Our 2018 Credit Agreement imposes operating and financial restrictions on us, and in an event of a default, all of our borrowings would become immediately due and payable.
The credit agreement (as amended, the "2018 Credit Agreement"), which governs our $2.6 billion term loan as of December 31, 2022 (the “2018 First Lien Loan”), $1.1 billion revolving credit facility (the “Revolver”), and any future indebtedness issued thereunder, as well as the indenture governing our 2020 senior secured notes (the “2020 Notes”) imposes operating and other restrictions on us and many of our subsidiaries. These restrictions affect, and in many respects limit or prohibit, our ability to:
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
In addition, under certain circumstances we will be required to satisfy and maintain a specified financial ratio under the 2018 Credit Agreement. See “Note 10: Long-Term Debt and Other Borrowings” of the Notes to the Consolidated Financial Statements for additional information. Our ability to comply with the financial ratio and the other terms of our 2018 Credit Agreement and our 2020 Notes can be affected by events beyond our control, including prevailing economic, financial market and industry conditions, and we cannot give assurance that we will be able to comply when required. These terms could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, capital expenditures or other opportunities. We continue to monitor our projected compliance with the terms of our 2018 Credit Agreement and 2020 Notes.
A breach of any restrictive covenants in our 2018 Credit Agreement or 2020 Notes could result in an event of default. If any such event of default occurs, the lenders under our 2018 Credit Agreement or the holders of our 2020 Notes may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and to foreclose on collateral pledged thereunder. The lenders under our 2018 Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, an event of default under our 2018 Credit Agreement or 2020 Notes could trigger a cross-default or cross-acceleration under our other material debt instruments and credit agreements, if any.
The 2018 First Lien Loan and the 2020 Notes are jointly and severally guaranteed by substantially all of our material subsidiaries organized in the United States and certain of our subsidiaries organized in the United Kingdom that directly or indirectly own material U.S. operations, subject to certain exceptions. Each guarantee is secured by a pledge of substantially all of the assets of the subsidiary giving the pledge.
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
We have a substantial amount of indebtedness. As of December 31, 2022, our total debt, including finance lease liabilities, was approximately $3.3 billion, nearly all of which consisted of the 2018 First Lien Loan and our 2020 Notes. As of December 31, 2022, we had $0.0 billion outstanding funds drawn under our Revolver.
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
Furthermore, our interest expense will continue to increase if interest rates increase further because our debt under our 2018 Credit Agreement bears interest at floating rates, which in turn, could adversely affect our cash flows. For example, commencing in March 2022, the U.S. Federal Reserve has implemented a series of interest rate increases. The Federal Reserve’s actions have increased, and may continue to increase, the rate and amount of interest payable under our variable-rate borrowings under our 2018 Credit Agreement and may also increase the costs of refinancing existing indebtedness or obtaining new debt. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, including the 2018 First Lien Loan, sell assets, borrow more money or sell additional equity. There is no guarantee that we would be able to meet these requirements.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. Although our 2018 Credit Agreement and the indenture governing the 2020 Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

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
We are subject to claims by participants in real estate sales and leasing transactions, as well as by building owners, tenants and occupiers for whom we provide management services, claiming that we did not fulfill our obligations. We are also subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits and/or fines from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain laws, rules and regulations.
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

Because we employ large numbers of building staff in facilities that we manage, we face the risk of potential claims relating to employment injuries, termination and other employment matters. While we are occasionally indemnified by building owners or occupiers in respect to such claims, this does not represent the majority of filed claims or actions we defend. We also face employment-related claims as an employer with respect to our corporate and other employees for which we would bear ultimate responsibility in the event of an adverse outcome in such matters.
In addition, especially given the size of our operations, there is always a risk that a third party may claim that our systems or offerings, including those used by our brokers and clients, may infringe such third party’s intellectual property rights and may result in claims or suits by third parties. Any such claims or litigation, whether successful or unsuccessful, could require us to enter into settlement agreements with such third parties (which may not be on terms favorable to us), to stop or revise our use or sale of affected systems, products or services, or to pay damages, which could materially negatively affect our business.
Adverse outcomes of disputes and litigation could have a material adverse effect on our business, financial condition, results of operations and prospects. Some of these litigation risks may be mitigated by the commercial insurance policies we maintain. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages.
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
The rights of our shareholders differ in certain respects from the rights typically offered to shareholders of a U.S. corporation organized in Delaware.
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
Given that a majority of the members of our Board of Directors currently reside outside the United Kingdom, we do not anticipate that we will be subject to the Takeover Code. However, if at the time of a takeover offer the Takeover Panel determines that we have our place of central management and control in the United Kingdom, we would be subject to a number of rules and restrictions, including but not limited to the following: (1) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (2) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (3) we would be obliged to provide equality of information to all bona fide competing bidders.
As a public limited company incorporated in England and Wales, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
The U.K. Companies Act 2006 provides that a board of directors of a public limited company may only allot shares (or grant rights to subscribe for or convertible into shares) with the prior authorization of shareholders, such authorization stating the maximum amount of shares that may be allotted under such authorization and specify the date on which such authorization will expire, being not more than five years, each as specified in the articles of association or relevant shareholder resolution. We have obtained authority from our shareholders to allot additional shares for a period of five years from July 18, 2018 (being the date on which the shareholder resolution was passed), which authorization will need to be renewed at least upon expiration (i.e., five years from July 18, 2018) but may be sought more frequently for additional five-year terms (or any shorter period). At our 2023 Annual General Meeting, we plan to seek renewal of the authorization from our shareholders to allot shares for an additional five-year term.

Subject to certain limited exceptions, the U.K. Companies Act 2006 generally provides that existing shareholders of a company have statutory pre-emption rights when new shares in such company are allotted and issued for cash. However, it is possible for such statutory pre-emption right to be disapplied by either the articles of association of the company, or by shareholders passing a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast. Such a disapplication of statutory pre-emption rights may not be for more than five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the special resolution, if the disapplication is by special resolution. We have obtained authority from our shareholders to disapply statutory pre-emption rights for a period of five years from July 18, 2018, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period). At our 2023 Annual General Meeting, we plan to seek renewal of the authorization from our shareholders for disapplication of statutory pre-emption rights for an additional five-year term.
Subject to certain limited exceptions, the U.K. Companies Act 2006 generally prohibits a public limited company from repurchasing its own shares without the prior approval of its shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and subject to compliance with other statutory formalities. Such authorization may not be for more than five years from the date on which such ordinary resolution is passed. In September 2022, we obtained authority from our shareholders to repurchase our shares in an amount not to exceed $300 million for a period of five years, See “—The timing and amount of our share repurchases are subject to a number of uncertainties, including as a result of the Inflation Reduction Act of 2022.”
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
Our articles of association provide that the courts of England and Wales will be the exclusive forum for resolving all shareholder complaints other than shareholder complaints asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and that the U.S. federal district courts will be the exclusive forum for resolving any shareholder complaint asserting a cause of action arising under the Securities Act. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. If a court were to find either choice of forum provision contained in our articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.

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
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “strives,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “goal,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the factors discussed under “Risk Factors” in Part I, Item 1A herein.
The factors identified in Part I, Item 1A herein should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report. The forward-looking statements made in this Annual Report are made only as of the date of this Annual Report. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices are located at 125 Old Broad Street, London, United Kingdom, EC2N 1AR, and our telephone number is +44 20 3296 3000.
We operate from over 400 company and affiliated offices in approximately 60 countries. We operate 241 offices in the Americas, 102 offices in EMEA and 64 offices in APAC.
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
Our ordinary shares have been listed for trading on the NYSE under the symbol "CWK" since August 2, 2018. Prior to this, the share price was based off an internally calculated value developed based on the enterprise value of the Company. The approximate number of record holders of the Company's ordinary shares as of February 21, 2023 was 2. Because the majority of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our share capital. We do not expect to pay dividends on our ordinary shares for the foreseeable future.
Under English law, any payment of dividends would be subject to relevant legislation and our articles of association, which provide that all dividends must be approved by our board of directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, restrictions in our existing and future indebtedness, and other factors the board of directors may deem relevant. The timing and amount of any future dividend payments will be at the discretion of our board of directors.
Stock Performance Graph
The following graph shows our cumulative total shareholder return for the period beginning August 2, 2018, the day public trading of shares began, and ending on December 31, 2022. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and our industry peer group.
The comparison below assumes $100 was invested on August 2, 2018 in our ordinary shares and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not necessarily indicative of future stock price performance. Our industry peer group is comprised of three global commercial real estate services companies publicly traded in the United States, representing our current primary competitors: Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE), and Colliers International Group Inc. (NASDAQ: CIGI).

COMPARISON OF CUMULATIVE TOTAL RETURN(1) AMONG CUSHMAN AND WAKEFIELD PLC, THE S&P 500 INDEX(2), AND PEER GROUP

$180
$160
$140
$120
$100
$80
$60
8/2/18
12/18
12/19
12/20
12/21
12/22
CWK
S&P 500
Peer Group

	8/2/18	12/18	12/19	12/20	12/21	12/22
CWK	100.00	81.25	114.77	83.27	124.87	69.96
S&P 500	100.00	88.67	113.94	132.85	168.58	135.80
Peer Group	100.00	74.51	105.32	100.91	176.97	110.37
(1) $100 invested on August 2, 2018 in stock or index-including reinvestment of dividends and adjustment for stock splits.
(2) Copyright © 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
On August 2, 2018, the Company successfully completed an initial public offering, listing the firm on the New York Stock Exchange (NYSE: CWK). All periods presented after August 2, 2018 in the graph above are presented as of year-end.
This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under the Securities Act or under the Exchange Act.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
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

Overview
Cushman & Wakefield is a leading global commercial real estate services firm that makes a meaningful impact for our people, clients, communities and world. Led by an experienced executive team and driven by approximately 52,000 employees in over 400 offices and approximately 60 countries, we deliver exceptional value for real estate occupiers and owners, managing over 5.1 billion square feet of commercial real estate space globally and offering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services.

Recent Developments and Outlook
In March 2022, as a result of the Russia-Ukraine conflict, the Company transferred our Russian operations to a local operator. Our operations in Russia represented less than 0.5% of our total revenue in 2021. We have no direct operations in Ukraine. This disposal is not material to our financial statements or future operations.
In April 2022, we amended the 2018 Credit Agreement to (i) increase the aggregate commitments under the Revolver by $80.0 million, extending its borrowing capacity from $1.0 billion to $1.1 billion, (ii) extend the maturity date of borrowings under the Revolver from August 21, 2023 to April 28, 2027, (iii) replace the LIBOR rate applicable to borrowings under the Revolver with Term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, and (iv) add pricing terms linked to achievement of certain greenhouse gas emission targets.
Highlights from full year 2022:
•Revenue of $10.1 billion and service line fee revenue of $7.2 billion for the year ended December 31, 2022 increased 8% and 5%, respectively, from the year ended December 31, 2021.
◦Leasing and Property, facilities and project management experienced continued growth, led by the Americas.
◦Capital markets and Valuation and other declined 12% and 3%, respectively.
•Net income and diluted earnings per share for the year ended December 31, 2022 were $196.4 million and $0.86, respectively.
◦Adjusted EBITDA of $898.8 million increased 1% from the prior year.
•Liquidity as of December 31, 2022 was $1.7 billion, consisting of availability on the Company's undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.6 billion.
On January 31, 2023, we amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the $2.6 billion aggregate principal amount outstanding under our 2018 First Lien Loan to January 31, 2030 and such portion will bear interest, at the Company’s option, equal to either: (a) the Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus an applicable margin of 3.25% per annum, or (b) the Base Rate (as defined in the 2018 Credit Agreement), plus an applicable margin of 2.25% per annum. The August 21, 2025 maturity date of the remaining $1.6 billion 2018 First Lien Loan remains unchanged.

Our business has been impacted, like our peers in the commercial real estate sector and other companies across various sectors, by geopolitical uncertainty, higher inflation, and rising interest rates, among other macroeconomic challenges. To maintain strong performance and ensure that we are well-positioned for further economic headwinds in 2023, our Company has planned certain actions to further optimize efficiency. This includes specific actions including a reduction in headcount across select roles to help optimize our workforce against a potential decline in growth and revenue within certain service lines.

Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access liquidity in the capital and credit markets. Current macroeconomic challenges continue to present risk to the Company including issues such as: higher inflation, increasing interest rates, disruption and volatility within global capital and credit markets, escalating energy supply shortages and costs, labor shortages, volatility in currency exchange rates, and changes in monetary and fiscal policies. The Russia-Ukraine conflict and resulting geopolitical uncertainty has intensified these challenges. Further deterioration of these macroeconomic conditions, an economic slowdown or recession in the U.S. or global economy, or the public perception that any of these events may occur, could cause a decline in global and regional demand for commercial real estate and negatively affect the performance of some or all of our service lines. In the event of an economic downturn or recession, we may experience reduced demand in our Capital markets, Leasing and Valuation and other service lines, among others, as clients delay or forego real estate transactions.
In addition, circumstances surrounding COVID-19 at a global level remain fluid, especially given the uncertainty regarding potential future variants of the virus and potential future restrictions. The extent to which COVID-19 continues to impact our business, especially in China, depends on evolving factors, including the spread of new variants, distribution and effectiveness of vaccines and governmental actions, including further restrictions. Since the onset of the COVID-19 pandemic, the U.S. and global economies have experienced increases in inflation. The resulting inflationary pressures on wages, higher costs for products and materials needed to provide our services, and higher fees from our own service providers have increased and could continue to increase the cost of providing our services. If this inflationary environment continues, and we are unable to recover these increased costs from our clients in a timely manner or at all, our margins and profitability may be negatively impacted.
Many of our service lines, particularly Capital markets, are sensitive to the cost and availability of credit. If our clients are unable to procure credit or financing on favorable terms or at all, there may be fewer dispositions and acquisitions of property and demand for our services may be adversely affected. For example, in the second half of 2022, a less constructive macroeconomic environment, including increases in interest rates, adversely affected commercial real estate transaction volumes, and in turn, we experienced declines in Capital markets revenue. Future uncertainty or weakness in the credit markets, including as a result of any future interest rate increases, could further affect commercial real estate transaction volumes and pricing, and clients may delay real estate transaction decisions until property values settle, which could reduce the commissions and fees we earn for brokering those transactions.
While the degree to which the Company will be affected by these macroeconomic challenges largely depends on the nature and duration of uncertain and unpredictable events, we believe that we are well suited to endure a shifting macroeconomic environment due to our diversification and resiliency. Refer to Part I, Item 1A. “Risk Factors” for further information.
Further, we believe that we have sufficient liquidity to satisfy our working capital and other funding requirements with operating cash flows and, as necessary, cash on hand and borrowings under our revolving credit facility. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.7 billion as of December 31, 2022, comprising of cash and cash equivalents of $0.6 billion and an undrawn revolving credit facility of $1.1 billion. During 2022 we extended the borrowing capacity on our revolving credit facility and in January 2023 we extended the maturity date of a portion of our 2018 First Lien Loan to January 31, 2030 as discussed above.

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
Revenue Recognition
Revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services, in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606"), The Company enters into contracts and earns revenue from its (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
A performance obligation is a promise in a contract to transfer a distinct service or a series of distinct services to the client and is the unit of account. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most service offerings are provided under agreements containing standard terms and conditions, which typically do not require any significant judgments about when revenue should be recognized. A limited number of recurring revenue arrangements and certain non-recurring revenue arrangements contain multiple performance obligations. The Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct service in the contract. Understanding the contractual terms of these limited number of arrangements can be complex and determining the timing, amount and method to recognize revenue for each transaction requires judgment. The timing and amount of revenue recognition in a period could vary if different judgments were made.
Goodwill
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
The Company performs impairment reviews at the reporting unit (“RU”) level. U.S. GAAP defines an RU as a component of an operating segment if the component constitutes a business, for which discrete financial information is available, and segment management regularly reviews the operating results of that component. When evaluating these assets for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the RU is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the RU exceeds its carrying amount, then the goodwill impairment test becomes a quantitative analysis. If the fair value of an RU is determined to be greater than the carrying value of the RU, goodwill is recoverable. If the fair value of a reporting unit is less than the carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the RU, including goodwill, exceeds its fair value, limited to the total amount of the goodwill allocated to the reporting unit.
In determining the fair value of our RUs, the Company uses a discounted cash flow (“DCF”) model based on our most current forecasts. The Company discounts the related cash flow forecasts using the weighted average cost of capital method at the date of evaluation. Preparation of forecasts and selection of certain assumptions including the discount rate, forecasted revenue growth rates, and forecasted profitability margins, for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our RUs and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry.

In 2022 and 2021, we performed our goodwill impairment evaluation over five reporting units, resulting in no impairment charges as the estimated fair value of each reporting unit exceeded its carrying value. For additional discussion on our goodwill impairment assessment, refer to Note 6: Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, Income Taxes. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles.
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
Our future effective tax rate is sensitive to changes in the mix of our geographic earnings, changes in local statutory tax rates, changes in the valuation of deferred taxes, or changes in tax laws or regulations, and could be adversely affected by these items.

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
Our diversified operating model helps to partially mitigate the negative effect of difficult market conditions on our margins as a substantial portion of our costs are variable compensation expenses, specifically commissions and bonuses paid to our professionals in our Leasing and Capital markets service lines. Nevertheless, ongoing adverse economic trends could pose significant risks to our operating performance and financial condition.
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

Seasonality
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. This impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Generally, our industry is focused on completing transactions by calendar year-end with a significant concentration of activity in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter, and highest in the fourth quarter of each year. The Property, facilities and project management service line partially mitigates this intra-year seasonality, due to the recurring nature of this service line, which generates more stable revenues throughout the year.
International Operations
Our business consists of service lines operating in multiple regions inside and outside of the U.S. Our international operations expose us to global economic trends as well as foreign government tax, regulatory and policy measures.
Additionally, outside of the U.S., we generate earnings in other currencies and are subject to fluctuations relative to the USD. As we continue to grow our international operations, these currency fluctuations, most notably the Australian dollar, euro and British pound sterling, have the potential to positively or adversely affect our operating results measured in USD. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
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
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives, and other items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
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

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2020 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as this discussion can be found in our 2021 Annual Report on Form 10-K filed with the SEC under "Management's Discussion and Analysis of Financial Condition and Results of Operations".
The following table sets forth items derived from our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$3,481.1	$3,185.4	9%	12%
Leasing	2,083.7	1,843.4	13%	15%
Capital markets	1,187.8	1,350.2	(12)%	(10)%
Valuation and other	495.5	512.1	(3)%	2%
Total service line fee revenue(1)	7,248.1	6,891.1	5%	8%
Gross contract reimbursables(2)	2,857.6	2,497.6	14%	16%
Total revenue	$10,105.7	$9,388.7	8%	10%

Costs and expenses:
Cost of services provided to clients	$5,295.9	$4,950.8	7%	10%
Cost of gross contract reimbursables	2,857.6	2,497.6	14%	16%
Total costs of services	8,153.5	7,448.4	9%	12%
Operating, administrative and other	1,261.3	1,226.7	3%	6%
Depreciation and amortization	146.9	172.1	(15)%	(13)%
Restructuring, impairment and related charges	8.9	44.5	(80)%	(79)%
Total costs and expenses	9,570.6	8,891.7	8%	10%
Operating income	535.1	497.0	8%	9%
Interest expense, net of interest income	(193.1)	(179.5)	8%	10%
Earnings from equity method investments	85.0	21.2	n.m.	n.m.
Other (expense) income, net	(89.0)	1.2	n.m.	n.m.
Earnings before income taxes	338.0	339.9	(1)%	1%
Provision for income taxes	141.6	89.9	58%	61%
Net income	$196.4	$250.0	(21)%	(21)%
Net income margin	1.9%	2.7%

Adjusted EBITDA	$898.8	$886.4	1%	4%
Adjusted EBITDA margin(3)	12.4%	12.9%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2022	2021
Net income	$196.4	$250.0
Add/(less):
Depreciation and amortization	146.9	172.1
Interest expense, net of interest income	193.1	179.5
Provision for income taxes	141.6	89.9
Unrealized loss on investments, net(1)	84.2	10.4
Integration and other costs related to merger(2)	14.0	32.4
Pre-IPO stock-based compensation(3)	3.1	5.4
Acquisition related costs and efficiency initiatives(4)	93.8	140.4
Other(5)	25.7	6.3
Adjusted EBITDA	$898.8	$886.4
(1) Represents net unrealized losses on fair value investments during the years ended December 31, 2022 and 2021, primarily related to our investment in WeWork, which closed during the fourth quarter of 2021.
(2) Integration and other costs related to merger include certain direct and incremental integration efforts.
(3) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans and certain other retention awards.
(4) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives to realign our organization to allow the Company to be a more agile partner to its clients, as well as severance and employment related costs due to reductions in headcount and property lease rationalization initiatives.
(5) During the year ended December 31, 2022, Other includes a charge of $5.0 million related to the amendment of our accounts receivable securitization (“A/R Securitization”) arrangement, as well as a loss of $13.8 million related to the disposal of operations in Russia. During the year ended December 31, 2021, Other includes COVID-19 related charges and preparation costs for employees returning to the office of $5.6 million.

Below is a summary of Total costs and expenses (in millions):

	Year Ended December 31,
	2022	2021
Americas Fee-based operating expenses	$4,650.3	$4,281.8
EMEA Fee-based operating expenses	827.6	864.7
APAC Fee-based operating expenses	962.5	891.8
Cost of gross contract reimbursables	2,857.6	2,497.6
Segment operating expenses:	9,298.0	8,535.9
Depreciation and amortization	146.9	172.1
Integration and other costs related to merger(1)	14.0	32.4
Pre-IPO stock-based compensation(2)	3.1	5.4
Acquisition related costs and efficiency initiatives(3)	93.8	139.6
Other	14.8	6.3
Total costs and expenses	$9,570.6	$8,891.7
(1) Integration and other costs related to merger include certain direct and incremental integration efforts.
(2) Pre-IPO stock-based compensation represents non-cash compensation expense associated with our pre-IPO equity compensation plans and certain other retention awards.
(3) Acquisition related costs and efficiency initiatives reflect costs incurred to implement operating efficiency initiatives to realign our organization to allow the Company to be a more agile partner to its clients, as well as severance and employment related costs due to reductions in headcount and property lease rationalization initiatives.

Year ended December 31, 2022 compared to year ended December 31, 2021
Revenue
Revenue of $10.1 billion increased 8% compared to the year ended December 31, 2021, led by the Americas which increased 10%. Service line fee revenue growth was led by our Leasing and Property, facilities and project management service lines, which were up 13% and 9%, respectively. Leasing revenue growth was principally driven by steady improvement in the office sector during the first nine months of 2022, as well as continued strength in the industrial sector. Property, facilities and project management revenue growth was primarily driven by growth in our project management and facilities management businesses, which also resulted in Gross contract reimbursables growth of 14%. Partially offsetting these trends were unfavorable movements in foreign currency of $218.9 million or 2.0% compared to the year ended December 31, 2021 as a result of a stronger U.S. Dollar. In addition, in the second half of 2022, a less constructive macroeconomic environment, including increases in interest rates, adversely affected commercial real estate transaction volume, which contributed to a 12% decline in Capital markets revenue from the prior year.
Costs of services
Costs of services of $8.2 billion increased $705.1 million or 9% compared to the year ended December 31, 2021. Cost of services provided to clients increased 7% principally due to higher variable costs, including commissions as a result of higher Leasing revenue, as well as higher subcontractor costs due to revenue growth in Property, facilities and project management. Cost of gross contract reimbursables increased 14% driven by the continued stability and growth in our Property, facilities and project management service line. Total costs of services as a percentage of total revenue were 81% for 2022 compared to 79% for 2021.
Operating, administrative and other
Operating, administrative and other expenses of $1.3 billion increased by $34.6 million or 3% compared to the year ended December 31, 2021, primarily driven by higher salaries and wages, as well as higher technology, communication and consulting expenses. Operating, administrative and other expenses as a percentage of total revenue were 12% for 2022 compared to 13% for 2021.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $8.9 million, a decrease of $35.6 million compared to the year ended December 31, 2021. This decrease principally reflects the reduction of severance-related costs and impairment charges in connection with the Company's previously announced strategic realignment of the business, which was substantially complete at the end of 2021, partially offset by severance-related costs in the fourth quarter of 2022 in connection with an initial reduction in our workforce across select roles.
Earnings from equity method investments
Earnings from equity method investments of $85.0 million increased by $63.8 million compared to the year ended December 31, 2021, primarily due to the earnings recognized from our equity method investment with Greystone in the Americas, which was finalized in December 2021.
Other (expense) income, net
Other expense during the year ended December 31, 2022 of $89.0 million reflects net unrealized losses on fair value investments of $84.2 million, primarily related to our investment in WeWork, which closed during the fourth quarter of 2021, partially offset by royalty income. In addition, the Company recognized a loss of $13.8 million in the first quarter of 2022 related to the disposal of our operations in Russia. Comparatively, other income during the year ended December 31, 2021 of $1.2 million reflects royalty income partially offset by net unrealized losses on fair value investments of $10.4 million.
Provision for income taxes
Provision for income taxes for 2022 was $141.6 million on earnings before income taxes of $338.0 million. For 2021, the provision for income taxes was $89.9 million on earnings before income taxes of $339.9 million. The increase in provision for income taxes was primarily driven by utilization of net operating losses in the U.S. in the prior year not available in the current year and changes in the jurisdictional mix of earnings. In addition, unrealized losses on fair value investments are included in earnings before income taxes but excluded from the tax computation which resulted in a higher effective tax rate when compared to the prior year.

Net income and Adjusted EBITDA
Net income of $196.4 million decreased by $53.6 million or 21% compared to the year ended December 31, 2021, primarily driven by a decline in Capital markets revenue of 12% due to a less constructive macroeconomic environment which resulted in lower commercial real estate transaction volumes, COVID-19 related restrictions in China, higher commissions expense, unfavorable movements in foreign currency, and unrealized losses on fair value investments. Partially offsetting these trends was an increase in earnings recognized from our equity method investment with Greystone in the Americas, as well as the strong revenue performance of our Leasing and Property, facilities and project management service lines which grew 13% and 9%, respectively.
Adjusted EBITDA of $898.8 million increased by $12.4 million or 1% compared to prior year, driven by the same factors impacting Net income discussed above, with the exception of unrealized losses on fair value investments. Adjusted EBITDA margin, measured against service line fee revenue, of 12.4% for the year ended December 31, 2022 decreased 46 basis points compared to 12.9% in the year ended December 31, 2021.

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

Americas Results
The following table summarizes our results of operations of our Americas operating segment for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$2,434.0	$2,221.9	10%	10%
Leasing	1,669.7	1,392.8	20%	20%
Capital markets	987.1	1,110.9	(11)%	(11)%
Valuation and other	198.1	193.7	2%	3%
Total service line fee revenue(1)	5,288.9	4,919.3	8%	8%
Gross contract reimbursables(2)	2,462.1	2,096.0	17%	18%
Total revenue	$7,751.0	$7,015.3	10%	11%

Costs and expenses:
Americas Fee-based operating expenses	$4,650.3	$4,281.8	9%	9%
Cost of gross contract reimbursables	2,462.1	2,096.0	17%	18%
Segment operating expenses	$7,112.4	$6,377.8	12%	12%

Net income	$202.6	$185.9	9%	9%

Adjusted EBITDA	$715.5	$647.0	11%	11%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Year ended December 31, 2022 compared to year ended December 31, 2021
Americas revenue was $7.8 billion, an increase of $735.7 million or 10% from the prior year. The increase in revenue was led by growth in Leasing of 20% and Property, facilities and project management of 10%, partially offset by a decline in Capital markets of 11%. Capital markets declined as a result of a less constructive macroeconomic environment resulting in lower commercial real estate transaction volumes.
Fee-based operating expenses of $4.7 billion increased 9% principally due to higher variable costs, including commissions associated with Leasing revenue growth, higher costs for materials associated with Property, facilities and project management growth, and higher employment costs. As a result of the corresponding revenue mix and associated variable costs, fee-based operating expenses as a percentage of Total service line fee revenue was 88% in 2022 compared to 87% in 2021.
Adjusted EBITDA of $715.5 million increased $68.5 million or 11%, and resulted in margin expansion of 38 basis points, principally driven Property, facilities and project management and Leasing growth and earnings from our equity method investment with Greystone, offset by declines in Capital markets and higher commissions expense.

EMEA Results
The following table summarizes our results of operations of our EMEA operating segment for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$373.7	$370.3	1%	14%
Leasing	233.9	246.5	(5)%	6%
Capital markets	142.1	168.8	(16)%	(6)%
Valuation and other	177.7	190.9	(7)%	5%
Total service line fee revenue(1)	927.4	976.5	(5)%	7%
Gross contract reimbursables(2)	102.7	136.6	(25)%	(16)%
Total revenue	$1,030.1	$1,113.1	(7)%	4%

Costs and expenses:
EMEA Fee-based operating expenses	$827.6	$864.7	(4)%	7%
Cost of gross contract reimbursables	102.7	136.6	(25)%	(16)%
Segment operating expenses	$930.3	$1,001.3	(7)%	4%

Net income (loss)	$(24.7)	$2.8	n.m.	n.m.

Adjusted EBITDA	$106.0	$117.9	(10)%	3%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Year ended December 31, 2022 compared to year ended December 31, 2021
EMEA revenue was $1.0 billion, a decrease of $83.0 million or 7% from the prior year. Excluding the unfavorable impact of foreign currency of $124.2 million, EMEA revenue grew by 4% on a local currency basis. This growth was principally driven by Property, facilities and project management and Leasing, which increased 14% and 6%, respectively, on a local currency basis, partially offset by a decline in Capital markets of 6% on a local currency basis. Capital markets declined as a result of a less constructive macroeconomic environment resulting in lower commercial real estate transaction volumes. Gross contract reimbursables decreased 16% on a local currency basis driven by changes in mix from the prior year.
Fee-based operating expenses of $827.6 million increased 7% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line and higher employment costs. Fee-based operating expenses as a percentage of Total service line fee revenue remained flat at 89% in 2022 compared to 2021.
Adjusted EBITDA of $106.0 million decreased $11.9 million, primarily driven by declines in Capital markets and unfavorable foreign currency movements. On a local currency basis, Adjusted EBITDA increased 3% from the prior year.

APAC Results
The following table summarizes our results of operations of our APAC operating segment for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$673.4	$593.2	14%	20%
Leasing	180.1	204.1	(12)%	(6)%
Capital markets	58.6	70.5	(17)%	(10)%
Valuation and other	119.7	127.5	(6)%	(2)%
Total service line fee revenue(1)	1,031.8	995.3	4%	10%
Gross contract reimbursables(2)	292.8	265.0	10%	19%
Total revenue	$1,324.6	$1,260.3	5%	12%

Costs and expenses:
APAC Fee-based operating expenses	$962.5	$891.8	8%	14%
Cost of gross contract reimbursables	292.8	265.0	10%	19%
Segment operating expenses	$1,255.3	$1,156.8	9%	15%

Net income	$18.5	$61.3	(70)%	(62)%

Adjusted EBITDA	$77.3	$121.5	(36)%	(32)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Year ended December 31, 2022 compared to year ended December 31, 2021
APAC revenue was $1.3 billion, an increase of $64.3 million or 5% from the prior year. Excluding the unfavorable impact of foreign currency of $81.1 million, APAC revenue grew by 12% on a local currency basis. Revenue growth in Property, facilities and project management of 20%, on a local currency basis, was largely offset by declines in Leasing and Capital markets revenue, primarily due to COVID-19 related restrictions in China.
Fee-based operating expenses of $962.5 million increased 14% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line. As a result of the corresponding revenue mix and associated variable costs, fee-based operating expenses as a percentage of Total service line fee revenue was 93% in 2022 compared to 90% in 2021.
Adjusted EBITDA of $77.3 million decreased $44.2 million, primarily due to the impact of COVID-19 related restrictions in China, and higher variable costs associated with revenue growth in our Property, facilities and project management service line.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our available credit facilities. Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While macroeconomic challenges and geopolitical uncertainty are present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with operating cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. We continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or to obtain additional financing to fund investments, operations and obligations to further strengthen our financial position.
We have historically relied on our operating cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our operating cash flow is seasonal—typically lowest in the first quarter of the year, when revenue is lowest, and greatest in the fourth quarter of the year, when revenue is highest. The seasonal nature of our operating cash flow can result in a mismatch with funding needs, which we manage using available cash on hand and, as necessary, borrowings under our revolving credit facility or A/R Securitization arrangement.
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
As of December 31, 2022, the Company had $1.7 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and our undrawn revolving credit facility of $1.1 billion.
The Company's amounts outstanding under its 2018 First Lien Loan and its 2020 Notes were $2.6 billion and $0.6 billion, respectively, as of December 31, 2022. Our level of indebtedness increases the possibility that we may be unable to pay the principal amount of our indebtedness and other obligations when due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. See "Risk Factors" included in Item 1A. Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage. In addition, as discussed above, in January 2023, we extended the maturity date of $1.0 billion of our $2.6 billion 2018 First Lien Loan to January 31, 2030.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the year ended December 31, 2022 were $50.7 million.
The Company is also party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution, which has an investment limit of $200.0 million. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. As of December 31, 2022, the Company had no outstanding balance drawn on the investment limit. The A/R Securitization terminates on June 20, 2023, unless extended or an earlier termination event occurs. Refer to Note 19: Accounts Receivable Securitization of the Notes to the Consolidated Financial Statements for further information.

Debt obligations. Our 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount. As of December 31, 2022, the 2018 Credit Agreement bears interest at a variable interest rate of 1-month LIBOR plus 2.75%, with an effective interest rate of 7.44%. On January 31, 2023, we amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of our $2.6 billion 2018 First Lien Loan to January 31, 2030 and such portion will bear interest, at the Company’s option, equal to either: (a) the Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus an applicable margin of 3.25% per annum, or (b) the Base Rate (as defined in the 2018 Credit Agreement), plus an applicable margin of 2.25% per annum. The August 21, 2025 maturity date of the remaining $1.6 billion 2018 First Lien Loan remains unchanged. Because the 2018 Credit Agreement bears interest at a variable interest rate, the amount of expected future annual interest payments cannot be determined. Our 2020 Notes bear interest at a rate of 6.75% per annum, and expected annual interest payments would be approximately $43.9 million until the notes mature in May 2028.

Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use. As of December 31, 2022 the Company had operating lease obligations of $496.7 million, with $124.4 million due within 12 months. Refer to Note 15: Leases of the Notes to the Consolidated Financial Statements for further discussion.
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
Deferred and earn-out obligations. Our material cash requirements require long-term liquidity to facilitate the payment of obligations related to acquisitions. For the year ended December 31, 2022, we paid $32.8 million in cash consideration for our various acquisitions, net of cash acquired. Acquisitions are often structured with deferred and/or contingent payments in future periods that are subject to the passage of time, achievement of certain performance metrics and/or other conditions. As of December 31, 2022, the maximum potential payment for earn-outs was $32.8 million, subject to the achievement of certain performance conditions. The final amount of related payments cannot be determined due to their nature as estimates or outcomes having connection to future events. As of December 31, 2022, we had accrued total deferred consideration and contingent earn-outs payable of $10.1 million in Accounts payable and accrued expenses and $43.7 million in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Income tax liabilities. As of December 31, 2022, our current and non-current tax liabilities, including interest and penalties, totaled $70.9 million. Of this amount, we can reasonably estimate that $33.1 million will require cash settlement in less than one year. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $37.8 million.

Historical Cash Flows

	Year Ended December 31,
Cash Flow Summary	2022	2021
Net cash provided by operating activities	$49.1	$549.5
Net cash used in investing activities	(120.7)	(749.5)
Net cash used in financing activities	(79.3)	(65.8)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(20.4)	(8.0)
Total change in cash, cash equivalents and restricted cash	$(171.3)	$(273.8)
Operating Activities
We generated $49.1 million of cash from operating activities during the year ended December 31, 2022, a decrease of $500.4 million compared to the year ended December 31, 2021. For the year ended December 31, 2022, we used net working capital for operations of $538.8 million, an increase of $503.0 million compared to the year ended December 31, 2021. This was principally driven by increases in trade receivables as a result of growth in our Property, facilities and project management service line, increases in cash paid for income taxes, and higher bonus, commission and brokerage investment payments.
Investing Activities
We used $120.7 million in cash for investing activities during the year ended December 31, 2022, which primarily reflects capital expenditures of $50.7 million, acquisitions of $32.8 million and investments in equity securities of $26.4 million in line with our multi-year growth strategy. Cash used in investing activity during the year ended December 31, 2021 primarily reflects our strategic investments in Greystone and WeWork of approximately $504.0 million and $150.0 million, respectively, as well as capital expenditures of $53.8 million.
Financing Activities
We used $79.3 million in cash for financing activities during the year ended December 31, 2022, an increase of $13.5 million from the prior year primarily driven an increase in cash paid for employee related taxes in connection with the vesting of equity awards, offset by lower payments of deferred and contingent consideration.

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
As discussed above, in January 2023, we amended the 2018 Credit Agreement and $1.0 billion of the $2.6 billion aggregate principal amount outstanding under our 2018 First Lien Loan will bear interest, at the Company’s option, equal to either: (a) the Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus an applicable margin of 3.25% per annum, or (b) the Base Rate (as defined in the 2018 Credit Agreement), plus an applicable margin of 2.25% per annum.
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
Refer to Note 9: Derivative Financial Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for additional information about interest rate and foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cushman & Wakefield plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cushman & Wakefield plc and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Goodwill impairment assessment for the Asia Pacific reporting unit
As described in Notes 2 and 6 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis, during the fourth quarter, or whenever events or circumstances indicate that the carrying value of a reporting unit might exceed its fair value. When it is performing a quantitative impairment assessment, the Company uses a discounted cash flow model to determine the fair value of its reporting units. As of December 31, 2022, the Company has $2,065.5 million of goodwill, of which $223.7 million related to the Asia Pacific (APAC) reporting unit.
We identified the evaluation of the Company’s quantitative goodwill impairment assessment related to the APAC reporting unit as a critical audit matter because a high degree of subjective auditor judgement was required to evaluate the fair value of the reporting unit. Specifically, subjective auditor judgment, including the involvement of valuation professionals with specialized skills and knowledge, was required to evaluate the forecasted revenue growth rates, forecasted profitability margins, and discount rate assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the forecasted revenue growth rates, forecasted profitability margins, and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates and forecasted profitability margins by comparing them to industry and peer company forecasted revenue growth rates and forecasted profitability margins.
In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
■evaluating the Company’s discount rate, by comparing it to a discount rate that that was independently developed using publicly available third-party market data for comparable entities
■evaluating the Company’s forecasted revenue growth rates and forecasted profitability margins, by comparing them to revenue growth rates and profitability margins that were independently developed using publicly available third-party market data for comparable entities
■developing estimates of the fair value of the APAC reporting unit using the Company’s projected cash flows and our independently developed discount rate ranges and comparing the results to the Company’s fair value.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cushman & Wakefield plc:
Opinion on Internal Control Over Financial Reporting
We have audited Cushman & Wakefield plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Chicago, Illinois
February 23, 2023

Cushman & Wakefield plc
Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$644.5	$770.7
Trade and other receivables, net of allowance of $88.2 and $72.2 as of December 31, 2022 and 2021, respectively	1,462.4	1,446.0
Income tax receivable	55.4	30.0
Short-term contract assets, net	358.2	318.9
Prepaid expenses and other current assets	246.3	264.7
Total current assets	2,766.8	2,830.3
Property and equipment, net	172.6	194.6
Goodwill	2,065.5	2,081.9
Intangible assets, net	874.5	922.2
Equity method investments	677.3	641.3
Deferred tax assets	58.6	65.5
Non-current operating lease assets	358.0	413.5
Other non-current assets	976.0	741.1
Total assets	$7,949.3	$7,890.4

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$49.8	$42.4
Accounts payable and accrued expenses	1,199.0	1,106.2
Accrued compensation	916.5	976.3
Income tax payable	33.1	105.1
Other current liabilities	192.0	204.5
Total current liabilities	2,390.4	2,434.5
Long-term debt, net	3,211.7	3,220.5
Deferred tax liabilities	57.2	48.7
Non-current operating lease liabilities	334.6	394.6
Other non-current liabilities	293.3	343.5
Total liabilities	6,287.2	6,441.8
Commitments and contingencies (Note 16)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 225,780,535 and 223,709,308 shares issued and outstanding as of December 31, 2022 and 2021, respectively	22.6	22.4
Additional paid-in capital	2,911.5	2,896.6
Accumulated deficit	(1,081.8)	(1,278.2)
Accumulated other comprehensive loss	(191.0)	(193.0)
Total equity attributable to the Company	1,661.3	1,447.8
Non-controlling interests	0.8	0.8
Total equity	1,662.1	1,448.6
Total liabilities and shareholders' equity	$7,949.3	$7,890.4

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Revenue	$10,105.7	$9,388.7	$7,843.7
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	8,153.5	7,448.4	6,455.3
Operating, administrative and other	1,261.3	1,226.7	1,120.8
Depreciation and amortization	146.9	172.1	263.6
Restructuring, impairment and related charges	8.9	44.5	57.1
Total costs and expenses	9,570.6	8,891.7	7,896.8
Operating income (loss)	535.1	497.0	(53.1)
Interest expense, net of interest income	(193.1)	(179.5)	(163.8)
Earnings from equity method investments	85.0	21.2	8.3
Other (expense) income, net	(89.0)	1.2	32.0
Earnings (loss) before income taxes	338.0	339.9	(176.6)
Provision for income taxes	141.6	89.9	43.9
Net income (loss)	$196.4	$250.0	$(220.5)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.87	$1.12	$(1.00)
Weighted average shares outstanding for basic earnings (loss) per share	225.4	223.0	220.8
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.86	$1.10	$(1.00)
Weighted average shares outstanding for diluted earnings (loss) per share	228.0	226.5	220.8

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$196.4	$250.0	$(220.5)
Other comprehensive income (loss), net of tax:
Designated hedge gains (losses)	132.3	74.7	(79.9)
Defined benefit plan actuarial (losses) gains	(34.2)	10.1	(9.0)
Foreign currency translation	(96.1)	(35.1)	89.0
Total other comprehensive income	2.0	49.7	0.1
Total comprehensive income (loss)	$198.4	$299.7	$(220.4)

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	219.5	$22.0	$2,819.1	$(1,297.0)	$(78.4)	$(158.4)	$(6.0)	$(242.8)	$1,301.3	$—	$1,301.3
Net loss	—	—	—	(220.5)	—	—	—	—	(220.5)	—	(220.5)
Adoption of new credit loss accounting standard	—	—	—	(10.7)	—	—	—	—	(10.7)	—	(10.7)
Acquisition of non-controlling interests	—	—	—		—	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	42.0	—	—	—	—	—	42.0	—	42.0
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.5	0.2	(17.3)	—	—	—	—	—	(17.1)	—	(17.1)
Foreign currency translation	—	—	—	—	—	89.0	—	89.0	89.0	—	89.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(9.0)	(9.0)	(9.0)	—	(9.0)
Unrealized loss on hedging instruments	—	—	—	—	(111.3)	—	—	(111.3)	(111.3)	—	(111.3)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	31.4	—	—	31.4	31.4	—	31.4
Other activity	—	—	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net income	—	—	—	250.0	—	—	—	—	250.0	—	250.0
Stock-based compensation	—	—	58.2	—	—	—	—	—	58.2	—	58.2
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.7	0.2	(5.0)	—	—	—	—	—	(4.8)	—	(4.8)
Foreign currency translation	—	—	—	—	—	(35.1)	—	(35.1)	(35.1)	—	(35.1)
Defined benefit plans actuarial gain	—	—	—	—	—	—	10.1	10.1	10.1	—	10.1
Unrealized gain on hedging instruments	—	—	—	—	33.5	—	—	33.5	33.5	—	33.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	41.2	—	—	41.2	41.2	—	41.2
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	196.4	—	—	—	—	196.4	—	196.4
Stock-based compensation	—	—	39.8	—	—	—	—	—	39.8	—	39.8
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.1	0.2	(24.9)	—	—	—	—	—	(24.7)	—	(24.7)
Foreign currency translation	—	—	—	—	—	(96.1)	—	(96.1)	(96.1)	—	(96.1)
Defined benefit plan actuarial loss	—	—	—	—	—	—	(34.2)	(34.2)	(34.2)	—	(34.2)
Unrealized gain on hedging instruments	—	—	—	—	116.0	—	—	116.0	116.0	—	116.0
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	16.9	—	—	16.9	16.9	—	16.9
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	—	(0.6)
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$196.4	$250.0	$(220.5)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146.9	172.1	263.6
Impairment charges	1.6	18.3	3.1
Unrealized foreign exchange (gain) loss	(4.0)	9.8	(5.3)
Stock-based compensation	40.3	58.2	42.0
Lease amortization	102.2	104.2	118.2
Amortization of debt issuance costs	9.6	9.4	10.0
Earnings from equity method investments, net of dividends received	(45.4)	(19.9)	(5.3)
Change in deferred taxes	14.6	(56.3)	17.8
Provision for loss on receivables and other assets	31.7	38.0	47.7
Loss on disposal of business	13.2	—	—
Unrealized loss on equity securities, net	84.2	10.4	—
Other operating activities, net	(3.4)	(8.9)	(59.2)
Changes in assets and liabilities:
Trade and other receivables	(298.9)	(212.5)	191.5
Income taxes payable	(96.1)	91.5	(34.3)
Short-term contract assets and Prepaid expenses and other current assets	(102.7)	(105.2)	53.8
Other non-current assets	(30.6)	(63.5)	(4.3)
Accounts payable and accrued expenses	125.1	131.1	(156.2)
Accrued compensation	(41.4)	227.1	(183.6)
Other current and non-current liabilities	(94.2)	(104.3)	(117.2)
Net cash provided by (used in) operating activities	49.1	549.5	(38.2)
Cash flows from investing activities
Payment for property and equipment	(50.7)	(53.8)	(41.0)
Acquisitions of businesses, net of cash acquired	(32.8)	(7.0)	(108.7)
Investments in equity securities and equity method joint ventures	(26.4)	(688.9)	(14.6)
Return of beneficial interest in a securitization	(80.0)	—	(85.0)
Collection on beneficial interest in a securitization	80.0	—	—
Other investing activities, net	(10.8)	0.2	(8.5)
Net cash used in investing activities	(120.7)	(749.5)	(257.8)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(27.2)	(8.6)	(18.9)
Payment of deferred and contingent consideration	(11.0)	(23.5)	(7.0)
Repayment of borrowings	(26.7)	(26.7)	(20.0)
Debt issuance costs	—	—	(22.7)
Proceeds from senior secured notes	—	—	650.0
Payment of finance lease liabilities	(17.3)	(13.4)	(14.0)
Other financing activities, net	2.9	6.4	4.5
Net cash (used in) provided by financing activities	(79.3)	(65.8)	571.9

Change in cash, cash equivalents and restricted cash	(150.9)	(265.8)	275.9
Cash, cash equivalents and restricted cash, beginning of the year	890.3	1,164.1	872.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(20.4)	(8.0)	15.9
Cash, cash equivalents and restricted cash, end of the year	$719.0	$890.3	$1,164.1
The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Consolidated Financial Statements

Note 1: Organization and Business Overview
DTZ Jersey Holdings Limited, together with its subsidiaries, was formed on August 21, 2014, by investment funds affiliated with TPG Inc. (together with its affiliates, “TPG”), PAG Asia Capital (together with its affiliates, “PAG”) and Ontario Teachers’ Pension Plan Board (“OTPP”) (collectively, the “Founding Shareholders”). On November 5, 2014, DTZ Jersey Holdings Limited acquired 100% of the combined DTZ group for $1.1 billion from UGL Limited. On September 1, 2015, DTZ Jersey Holdings Limited acquired 100% of C&W Group, Inc., the legacy Cushman & Wakefield business, for $1.9 billion.
On July 6, 2018, the shareholders of DTZ Jersey Holdings Limited exchanged their shares in DTZ Jersey Holdings Limited for interests in newly issued shares of Cushman & Wakefield Limited, a private limited company incorporated in England and Wales. On July 12, 2018, Cushman & Wakefield Limited reduced the nominal value of each ordinary share issued to $0.01. On July 19, 2018, Cushman & Wakefield Limited re-registered as a public limited company organized under the laws of England and Wales (the “Re-registration”) named Cushman & Wakefield plc (together with its subsidiaries, “the Company,” “we,” “ours” and “us”). Following the Re-registration, the Company undertook a share consolidation of its outstanding ordinary shares (the “Share Consolidation”), which resulted in a proportional decrease in the number of ordinary shares outstanding as well as corresponding adjustments to outstanding options and restricted share units on a 10 for 1 basis. These financial statements have been retroactively adjusted to give effect to the Share Consolidation as it relates to all issued and outstanding ordinary shares and related per share amounts contained herein.
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
As of December 31, 2022, the Company operated from over 400 offices in approximately 60 countries with approximately 52,000 employees. The Company’s business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. The Company primarily does business under the Cushman & Wakefield tradename.

Note 2: Summary of Significant Accounting Policies
a) Principles of Consolidation
The Company maintains its accounting records on the accrual basis of accounting and its Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, which include voting interest entities (“VOEs”) in which the Company has determined it has a controlling financial interest in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidations. All significant intercompany accounts and transactions have been eliminated in consolidation. When applying principles of consolidation, management will identify whether an investee entity is a variable interest entity (“VIE”) or a VOE. For VOEs, the Company consolidates the entity when it controls it through majority ownership and voting rights. The Company has determined that it does not have any material interests in VIEs. The Consolidated Financial Statements are presented in U.S. dollars ("USD").
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
c) Revenue Recognition
Revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services, in accordance with ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"). The Company enters into contracts and earns revenue from its (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
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
When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported costs of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within Topic 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on service line fee revenue, net income or cash flows.

Leasing and Capital markets
The Company records commission revenue on real estate leases and sales at the point in time when the performance obligation is satisfied, which is generally upon lease execution or transaction closing. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). Under Topic 606 we accelerate the recognition of certain revenues that are based, in part, on future contingent events. For the revenues related to Leasing services, the Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The Company's commission expense is recognized in the same period as the corresponding revenue.
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
d) Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising costs of $41.8 million, $45.8 million and $35.4 million, respectively, were included in Operating, administrative and other expenses in the Consolidated Statements of Operations.
e) Debt Issuance Costs, Premiums and Discounts
Debt issuance costs, premiums and discounts are amortized into Interest expense over the term of the related loan agreements using the effective interest method. Debt issuance costs, premiums and discounts related to non-revolving debt are presented in the Consolidated Balance Sheets as a direct deduction from the carrying value of the associated debt liability. Debt issuance costs related to revolving credit facilities are presented in the Consolidated Balance Sheets as Other non-current assets.
f) Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the new rate is enacted. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized in the future.
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
h) Restricted Cash
Restricted cash of $74.5 million and $119.6 million as of December 31, 2022 and 2021, respectively, is included within Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. These balances primarily consist of legally restricted deposits related to contracts entered with others, including clients, in the normal course of business.
i) Trade and Other Receivables
Trade and other receivables are presented in the Consolidated Balance Sheets net of estimated uncollectible amounts. On a periodic basis, the Company evaluates its receivables and establishes an allowance for doubtful accounts based on historical experience and other currently available information. The allowance reflects the Company’s best estimate of collectability risks on outstanding receivables.
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
Refer to Note 18: Fair Value Measurements and Note 19: Accounts Receivable Securitization for additional information about the A/R Securitization.
j) Property and Equipment
Property and equipment is recorded at cost, net of accumulated depreciation, or in the case of leased assets, at the present value of the future minimum lease payments. Costs include expenditures that are directly attributable to the acquisition of the asset and costs incurred to prepare the asset for its intended use. Direct costs for internally developed software are capitalized during the application development stage. All costs during the preliminary project stage are expensed as incurred. The costs capitalized include consulting, licensing and direct labor costs and are amortized upon implementation of the software in production over the useful life of the software.
Repair and maintenance costs are expensed as incurred.
Depreciation of property and equipment is computed on a straight-line basis over the asset’s estimated useful life. Assets held under finance leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. The Company’s estimated useful lives are as follows:

Furniture and equipment	1 to 15 years
Leasehold improvements	Shorter of lease term or asset useful life, 1 to 20 years
Equipment under finance lease	Shorter of lease term or asset useful life, 1 to 7 years
Software	1 to 10 years
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

k) Business Combinations, Goodwill and Other Intangible Assets
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all of the assets acquired and liabilities assumed, including contingent and deferred consideration and amounts attributable to non-controlling interests, be recorded at their respective fair values as of acquisition date. Determination of the fair values of the assets and liabilities acquired requires estimates and the use of valuation techniques when market values are not readily available. Any excess of the cost of the business combination over the fair value of the net assets acquired is recognized as goodwill in the Consolidated Balance Sheets.
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
Goodwill is tested for impairment at least annually, typically in the fourth quarter. The Company will test more frequently if there are indicators of impairment or whenever business or economic circumstances change, suggesting the carrying value of goodwill may not be recoverable. The Company typically performs an impairment evaluation of goodwill to assess whether the fair value of a reporting unit (“RU”) is less than its carrying amount, by initially performing a qualitative assessment ("step zero"), and proceeds to the quantitative impairment test (“Step 1”) if it is more likely than not that the fair value of the RU is less than its carrying amount. The Company may elect to skip the qualitative assessment and proceed directly to performing Step 1. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the estimated fair value of a RU exceeds its carrying value, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company elected an annual goodwill impairment assessment date of October 1 and elected to perform a quantitative impairment test on October 1, 2022. Refer to Note 6: Goodwill and Other Intangible Assets for additional discussion of the 2022 goodwill impairment assessment.
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
l) Accrued Claims and Contingencies
The Company is subject to various claims and contingencies related to lawsuits. A liability is recorded for claims, legal costs or other contingencies when the risk of loss is probable and estimable. The required reserves may change due to new developments in each period.
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
Foreign currency gains or losses are recognized in the Consolidated Statements of Operations, except for differences arising on the retranslation of a financial liability designated as a hedge of the net investment in a foreign operation, or qualifying cash flow hedges, which are recognized in Other comprehensive income (loss) and accumulated within equity. For the years ended December 31, 2022, 2021 and 2020, foreign currency transactions resulted in a loss of $4.5 million, a gain of $0.6 million, and a loss of $0.5 million, respectively, which were recognized within Costs of services and Operating, administrative, and other expenses in the Consolidated Statements of Operations.
Foreign Currency Translation
The assets and liabilities of foreign operations are translated into USD at the balance sheet date. Income and expense items are translated at the monthly average rates. Translation adjustments are included in Accumulated other comprehensive loss.
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
p) Share-based Payments
The Company grants stock options and restricted stock awards to employees and directors under the Amended and Restated 2018 Omnibus Management Share and Cash Incentive Plan and the Amended and Restated 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan (collectively, the "2018 Omnibus Plans"). For the time-based awards, the grant date fair value is recognized as compensation expense using the straight-line vesting method over the vesting period, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. For the performance-based awards, the grant date fair value is recognized as compensation expense as the awards vest based on the achievement of performance and market conditions, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. Refer to Note 13: Stock-Based Payments for additional information on the Company's stock-based compensation plans.
q) Investments
The Company directly invests in early stage proptech companies, real estate investment funds and other real estate companies across various sectors. The Company typically reports these investments at cost, less impairment charges, and adjusts to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer.
For investments reported at fair value, the Company adjusts these investments to their fair values each reporting period, and the changes are reflected in Other (expense) income, net, in the Consolidated Statements of Operations. Refer to Note 18: Fair Value Measurements for additional information.
r) Recently Issued Accounting Pronouncements
The Company has adopted the following new accounting standards that have been recently issued:
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (together with all subsequent amendments, ("Topic 326")), which replaced the previous U.S. GAAP that required an incurred loss methodology for recognizing credit losses and delayed recognition until it was probable a loss had been incurred. Topic 326 replaced the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. Trade and other receivables and contract assets are presented in the Consolidated Balance Sheets net of estimated expected credit losses.

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
Derivatives and Hedging
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. In the second quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability of forecasted transactions and the assessments of effectiveness for future LIBOR indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The application of these expedients preserves the presentation of the derivatives with no impact to the financial statements and related disclosures.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which, among other changes, amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief. The guidance was effective immediately and the Company applied it retrospectively to January 1, 2020 with no impact to the financial statements and related disclosures.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU extends the temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts through December 31, 2024. The guidance was effective immediately with no impact to the financial statements and related disclosures.

Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, which requires that an acquirer in a business combination recognize and measure contract assets and liabilities acquired in accordance with Topic 606 as if the acquirer had originated the contracts. The Company early adopted the ASU effective January 1, 2022, with no impact to its financial statements and related disclosures.
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
Fair Value Measurement
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a company should not consider contractual restrictions on the sale of equity securities in measuring fair value. This ASU clarifies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), on the fair value measurement of equity securities that are subject to a contractual sale restriction and requires specific disclosures related to such equity securities. The Company early adopted this ASU effective July 1, 2022, with no impact to its financial statements and related disclosures.

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
Summarized financial information by segment is as follows (in millions):

	Year Ended December 31,			% Change
	2022	2021	2020	2022 v 2021	2021 v 2020
Total revenue
Americas	$7,751.0	$7,015.3	$5,707.1	10%	23%
EMEA	1,030.1	1,113.1	966.9	(7)%	15%
APAC	1,324.6	1,260.3	1,169.7	5%	8%
Total revenue	$10,105.7	$9,388.7	$7,843.7	8%	20%

Adjusted EBITDA
Americas	$715.5	$647.0	$326.5	11%	98%
EMEA	106.0	117.9	77.5	(10)%	52%
APAC	77.3	121.5	100.3	(36)%	21%

Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA - Americas	$715.5	$647.0	$326.5
Adjusted EBITDA - EMEA	106.0	117.9	77.5
Adjusted EBITDA - APAC	77.3	121.5	100.3
Add/(less):
Depreciation and amortization	(146.9)	(172.1)	(263.6)
Interest expense, net of interest income	(193.1)	(179.5)	(163.8)
Provision for income taxes	(141.6)	(89.9)	(43.9)
Unrealized loss on investments, net	(84.2)	(10.4)	—
Integration and other costs related to merger	(14.0)	(32.4)	(64.0)
Pre-IPO stock-based compensation	(3.1)	(5.4)	(19.2)
Acquisition related costs and efficiency initiatives	(93.8)	(140.4)	(154.1)
Other	(25.7)	(6.3)	(16.2)
Net income (loss)	$196.4	$250.0	$(220.5)
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$7,447.4	$6,771.0	$5,423.9
Australia	447.8	452.8	456.4
United Kingdom	365.3	420.6	323.3
All other countries	1,845.2	1,744.3	1,640.1
Total	$10,105.7	$9,388.7	$7,843.7

Note 4: Earnings Per Share
Earnings (loss) per share ("EPS") is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a loss position for the year ended December 31, 2020, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore these shares are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS. Potentially dilutive shares of approximately 2.1 million for the year ended December 31, 2020 were not included in the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic EPS
Net income (loss)	$196.4	$250.0	$(220.5)
Weighted average shares outstanding for basic earnings (loss) per share	225.4	223.0	220.8
Basic earnings (loss) per share attributable to common shareholders	$0.87	$1.12	$(1.00)
Diluted EPS
Net income (loss)	$196.4	$250.0	$(220.5)
Weighted average shares outstanding for basic earnings (loss) per share	225.4	223.0	220.8
Dilutive effect of restricted stock units	2.0	2.5	—
Dilutive effect of stock options	0.6	1.0	—
Weighted average shares outstanding for diluted earnings (loss) per share	228.0	226.5	220.8
Diluted earnings (loss) per share attributable to common shareholders	$0.86	$1.10	$(1.00)

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Year Ended December 31, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$4,868.7	$473.2	$966.2	$6,308.1
Leasing	At a point in time	1,690.9	235.1	180.1	2,106.1
Capital markets	At a point in time	990.5	142.2	58.6	1,191.3
Valuation and other	At a point in time or over time	200.9	179.6	119.7	500.2
Total revenue		$7,751.0	$1,030.1	$1,324.6	$10,105.7

		Year Ended December 31, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$4,298.1	$503.4	$858.0	$5,659.5
Leasing	At a point in time	1,408.5	247.7	204.1	1,860.3
Capital markets	At a point in time	1,114.2	168.9	70.5	1,353.6
Valuation and other	At a point in time or over time	194.5	193.1	127.7	515.3
Total revenue		$7,015.3	$1,113.1	$1,260.3	$9,388.7

		Year Ended December 31, 2020
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,993.3	$474.5	$862.9	$5,330.7
Leasing	At a point in time	954.9	194.2	139.2	1,288.3
Capital markets	At a point in time	592.0	125.4	54.3	771.7
Valuation and other	At a point in time or over time	166.9	172.8	113.3	453.0
Total revenue		$5,707.1	$966.9	$1,169.7	$7,843.7
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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Consolidated Balance Sheets (in millions):

	As of December 31,
	2022	2021
Short-term contract assets	$397.3	$337.4
Contract asset allowances	(39.1)	(18.5)
Short-term contract assets, net	358.2	318.9

Non-current contract assets	89.7	71.1
Contract asset allowances	(2.2)	(0.9)
Non-current contract assets, net, included in Other non-current assets	87.5	70.2

Total contract assets, net	$445.7	$389.1

Contract liabilities included in Accounts payable and accrued expenses	$68.7	$62.8
The amount of revenue recognized during the year ended December 31, 2022 that was included in the contract liabilities balance at the beginning of the period was $43.4 million. The Company had no material asset impairment charges related to contract assets in the periods presented.

Exemptions
The Company incurs incremental costs to obtain new contracts across the majority of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2020	$1,502.2	$327.3	$268.5	$2,098.0
Acquisitions	9.0	—	—	9.0
Effect of movements in exchange rates and other	—	(10.1)	(15.0)	(25.1)
Balance as of December 31, 2021	$1,511.2	$317.2	$253.5	$2,081.9
Acquisitions	6.3	15.0	6.1	27.4
Measurement period adjustments	3.5	1.7	—	5.2
Effect of movements in exchange rates	(4.2)	(28.0)	(16.8)	(49.0)
Balance as of December 31, 2022	$1,516.8	$305.9	$242.8	$2,065.5
Portions of goodwill are denominated in currencies other than USD, therefore a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
For the year ended December 31, 2022, the Company considered qualitative and quantitative factors while performing the annual impairment assessment of goodwill. In performing Step 1 of the goodwill impairment analysis over its five reporting units to determine the estimated fair value of each reporting unit, the Company relied on both an income approach, using a discounted cash flow (“DCF”) model, and market approach, using market multiples obtained from quoted prices of comparable companies. The Americas and C&W Services reporting units comprise the Americas segment, the EMEA reporting unit comprises the EMEA segment, and the APAC and Greater China reporting units comprise the APAC segment. With respect to the APAC reporting unit, the Company performed Step 1 of the goodwill impairment analysis, which indicated the estimated fair value exceeded the carrying value by 9.4%. The DCF analysis incorporated significant judgments related to the selection of certain assumptions used to present value the estimated future cash flows, specifically, the discount rate, forecasted revenue growth rates, and forecasted profitability margins.
For the years ended December 31, 2022, 2021 and 2020, the annual impairment assessment of goodwill has been completed resulting in no impairment charges, as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of December 31, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,372.0	(1,045.7)	326.3
Other intangible assets	5 - 7	16.8	(14.6)	2.2
Total intangible assets		$1,934.8	$(1,060.3)	$874.5

		As of December 31, 2021
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,380.7	(1,009.0)	371.7
Other intangible assets	2 - 13	17.3	(12.8)	4.5
Total intangible assets		$1,944.0	$(1,021.8)	$922.2
Amortization expense was $64.1 million, $66.2 million and $144.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated annual future amortization expense for each of the years ending December 31, 2023 through December 31, 2027 is $63.9 million, $51.1 million, $47.7 million, $44.1 million and $34.1 million, respectively.
No material impairments of intangible assets were recorded for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 7: Equity Method Investments
On December 3, 2021, the Company finalized a strategic joint venture with Greystone Select Incorporated (“Greystone”), Cushman Wakefield Greystone LLC (“Greystone JV”), acquiring a 40% interest in Greystone's multifamily agency origination and servicing platform for approximately $504.0 million. The Company accounts for its investment under the equity method.
On January 6, 2020, the Company formed a new asset services joint venture with Vanke Service, a leading Chinese real estate service provider, and a subsidiary of China Vanke Co., CWVS Holding Limited ("Vanke JV"). The Company owns a 35% interest in this joint venture and accounts for its investment under the equity method. Upon formation of the joint venture in 2020, the Company recognized a gain of $36.9 million, which was recorded in Other (expense) income, net in the Consolidated Statement of Operations. The gain was calculated as the difference between the fair value of the consideration transferred and the carrying amount of the former subsidiary's assets and liabilities. In addition, the Company licensed certain of its trademarks to the Vanke JV and recognized royalty fee income for the years ended December 31, 2022, 2021 and 2020 of $7.3 million, $6.1 million, and $6.2 million respectively.
As of December 31, 2022 and 2021, the Company had investments classified under the equity method of accounting of $677.3 million and $641.3 million, respectively.
The following tables summarize the combined financial information for our equity method investments, based on the most recent and sufficiently timely financial information available to the Company as of the respective reporting dates and periods. Certain equity method investments for which results are not available on a timely basis are reported on a lag. Such aggregated summarized financial data does not represent the Company's proportionate share of the equity method investment assets or earnings.

	As of December 31,
(in millions)	2022	2021
Cash and cash equivalents	$315.5	$411.0
Accounts receivable	236.5	214.1
Mortgage loans held for sale	434.7	787.1
Mortgage servicing rights	770.2	662.0
Total assets	$2,393.0	$2,666.7

Accounts payable and accrued expenses	$501.5	$497.6
Mortgage indebtedness	816.3	1,269.2
Total liabilities	$1,647.7	$2,044.2

Non-controlling interest	$8.7	$2.0

	Year Ended December 31,
(in millions)	2022	2021	2020
Gross revenues	$1,608.5	$966.2	$668.4
Gross profit	374.2	133.0	94.8
Net income	231.9	63.4	28.1
Net income attributable to the entity	231.9	63.1	27.8
The Company did not record any other-than-temporary impairment charges on equity method investments during the periods presented.
Note 8: Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2022	2021
Software	$193.2	$243.4
Leasehold improvements	243.7	225.1
Plant and equipment	118.7	107.5
Equipment under finance lease	99.8	75.7
Software under development	10.4	15.7
Construction in progress	11.9	13.1
	677.7	680.5
Less: Accumulated depreciation	(505.1)	(485.9)
Total property and equipment, net	$172.6	$194.6
Depreciation and amortization expense associated with property and equipment was $82.8 million, $105.9 million, and $118.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Interest Rate Derivative Instruments
In November 2022, the Company elected to terminate and monetize its five interest rate swap agreements designated as cash flow hedges with a notional value of $1.4 billion. Upon termination, the Company received a cash settlement of $62.9 million in exchange for its derivative asset. Amounts relating to these terminated derivatives recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original contracts, which were scheduled to expire August 21, 2025.

Additionally, in November 2022, the Company entered into three new interest rate swap agreements for a notional amount of $1.4 billion with an effective date of October 31, 2022, expiring on August 21, 2025. The Company immediately designated these instruments as cash flow hedges.
As of December 31, 2022, the Company's active interest rate hedging instruments consist of three interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of December 31, 2022 relate solely to these interest rate swaps and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2022 and 2021, there were $48.7 million in pre-tax gains and $83.6 million in pre-tax losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 10: Long-Term Debt and Other Borrowings for discussion of these agreements. During the next twelve months, the Company estimates that pre-tax gains of $26.7 million will be reclassified to Interest expense, net of interest income in the Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized losses of $8.3 million, offset by unrealized gains of $4.0 million during the year ended December 31, 2022. The Company recognized realized gains of $10.6 million, offset by unrealized losses of $9.8 million during the year ended December 31, 2021. The Company recognized realized losses of $7.6 million, offset by unrealized gains of $7.4 million during the year ended December 31, 2020.
As of December 31, 2022 and 2021, the Company had 25 and 19 foreign currency exchange forward contracts outstanding covering a notional amount of $886.6 million and $642.7 million, respectively. As of December 31, 2022 and 2021, the Company has not posted and does not hold any collateral related to these agreements.
The following table presents the fair value of derivatives as of December 31, 2022 and 2021 (in millions):

		December 31, 2022		December 31, 2021
	December 31, 2022	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,423.6	$—	$10.7	$—	$84.0
Non-designated:
Foreign currency forward contracts	$886.6	$2.8	$3.0	$0.9	$1.1
The fair value of interest rate swaps is included within Other non-current liabilities in the Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Consolidated Balance Sheets. The Company does not net derivatives in the Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as hedges in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(1)	Ending Accumulated Other Comprehensive Loss (Gain)
Year Ended December 31, 2020
Interest rate cash flow hedges	$79.0	$111.3	$(31.4)	$158.9

Year Ended December 31, 2021
Interest rate cash flow hedges	$158.9	$(33.5)	$(41.2)	$84.2

Year Ended December 31, 2022
Interest rate cash flow hedges	$84.2	$(116.0)	$(16.9)	$(48.7)
(1) Amount is net of related income tax expense of $0.0 million, $1.8 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Losses of $16.9 million, $39.4 million, and $28.6 million were reclassified into earnings during the years ended December 31, 2022, 2021 and 2020, respectively, relating to interest rate hedges and were recognized in Interest expense, net of interest income in the Consolidated Statements of Operations.

Note 10: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of December 31,
	2022	2021
Collateralized:
2018 First Lien Loan, net of unamortized discount and issuance costs of $19.1 million and $25.8 million, respectively	$2,573.9	$2,593.8
2020 Senior Secured Notes, net of unamortized issuance costs due 2028 of $7.8 million and $9.2 million, respectively	642.2	640.8
Finance lease liabilities	39.6	23.2
Notes payable to former stockholders	0.2	0.2
Total	3,255.9	3,258.0
Less: current portion of long-term debt	(44.2)	(37.5)
Total Long-term debt, net	$3,211.7	$3,220.5
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
The 2018 First Lien Loan bears interest at a variable interest rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2022, the Company elected to use a rate equal to 1-month LIBOR plus 2.75%. As of December 31, 2022, the effective interest rate of the 2018 First Lien Loan was 7.44%.
The 2018 First Lien Loan requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2018 First Lien Loan, including any incremental borrowings.

Revolver
On December 20, 2019, the Company amended the 2018 Credit Agreement to increase the aggregate commitments under the Revolver by $210.0 million, incurring an additional $0.5 million in debt transaction costs.
On April 28, 2022, the Company amended the 2018 Credit Agreement to (i) increase the aggregate commitments under the Revolver by $80.0 million, extending its borrowing capacity from $1.0 billion to $1.1 billion, (ii) extend the maturity date of borrowings under the Revolver from August 21, 2023 to April 28, 2027, (iii) replace the LIBOR rate applicable to borrowings under the Revolver with Term SOFR plus an applicable rate, and (iv) add pricing terms linked to achievement of certain greenhouse gas emission targets. The Company incurred an additional $3.7 million in debt transaction costs in connection with this amendment.
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Company's Revolver was undrawn as of December 31, 2022 and 2021.
The Revolver includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of December 31, 2022 and 2021, the Company had issued letters of credit with an aggregate face value of $29.7 million and $33.1 million, respectively. These letters of credit were issued in the normal course of business.
The Revolver is also subject to a commitment fee. The commitment fee varies based on the Company's 2018 First Lien Net Leverage Ratio. The Company was charged $2.8 million, $3.6 million, and $3.0 million of commitment fees during the years ended December 31, 2022, 2021 and 2020, respectively.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of December 31, 2022.
Financial Covenant and Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio is tested for compliance not to exceed 5.00 to 1.00. The 2018 Credit Agreement and the indenture governing the 2020 Notes impose operating and financial restrictions on the Company, and in the event of a default, all of the Company’s borrowings would become immediately due and payable.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement as of December 31, 2022 and December 31, 2021.

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
Contributions to defined contribution plans are charged as an expense as the contributions are paid or become payable and are reflected in Costs of services and Operating, administrative and other in the Consolidated Statements of Operations.
Defined contribution plan expense was $37.3 million, $34.3 million and $39.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Defined benefit plans
The Company offers defined benefit plans in certain jurisdictions. In the U.K., the Company provides two defined benefit plans to certain employees and former employees based on final pensionable salary, both of which are overfunded and closed to new members as of December 31, 2022. Also in the U.K., the Company provides a defined benefit plan to former employees or their surviving spouses which is underfunded and closed to new members as of December 31, 2022.
The net asset for defined benefit plans is presented within Other non-current assets and is comprised of the following (in millions):

	As of December 31,
	2022	2021
Present value of funded obligations	$(135.6)	$(215.3)
Fair value of defined benefit plan assets	138.4	248.9
Net asset	$2.8	$33.6
During 2022, the Company completed a buy-in transaction for two of the defined benefit plans in the U.K., whereas the trustees of the plans purchased a bulk annuity policy, under which the insurer is committed to pay the plan cash flows intended to match the benefit payments. These new insurance policies are held as assets of each plan, respectively. Under the buy-in arrangement, the benefit obligation was not transferred to the insurer. Rather, the Company retains full responsibility for paying the members’ benefits.
There are no employer contributions expected to be paid for the year ending December 31, 2023 for the U.K. defined benefit plans.
Changes in the net asset/liability for defined benefit plans were as follows (in millions):

	As of December 31,
	2022	2021
Change in pension benefit obligations:
Balance at beginning of year	$(215.3)	$(243.3)
Service cost	(0.5)	(0.4)
Interest cost	(3.4)	(2.9)
Actuarial gains	51.8	17.2
Benefits paid	7.0	11.6
Foreign exchange movement	24.8	2.5
Balance at end of year	$(135.6)	$(215.3)

Change in pension plan assets:
Balance at beginning of year	$248.9	$255.4
Actual return on plan assets	(79.4)	(3.4)
Employer contributions	5.2	11.0
Benefits paid	(7.0)	(11.6)
Foreign exchange movement	(29.3)	(2.5)
Balance at end of year	$138.4	$248.9

Net asset balance at end of year	$2.8	$33.6

Total amounts recognized in the Consolidated Statements of Operations were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Service and other cost	$(0.5)	$(0.4)	$(0.4)
Interest cost	(3.4)	(2.9)	(4.1)
Expected return on assets	3.3	5.7	6.1
Settlement loss	—	(0.4)	(0.3)
Amortization of net loss	(0.1)	(0.2)	—
Net periodic pension (cost) benefit	$(0.7)	$1.8	$1.3
Total amounts recognized in Accumulated other comprehensive loss were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cumulative actuarial gains (losses) at beginning of year	$2.9	$(5.5)	$(1.3)
Actuarial (losses) gains recognized during the period, net of tax(1)	(30.9)	8.0	(3.9)
Amortization of net loss	0.1	0.2	—
Foreign exchange movement	(0.2)	0.2	(0.3)
Cumulative actuarial (losses) gains at end of year	$(28.1)	$2.9	$(5.5)
(1) Actuarial gains (losses) recognized are reported net of tax (expense) benefit of $0.0 million, $(0.6) million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The discount rate is determined using a cash flow matching method and a yield curve which is based on AA corporate bonds with extrapolation beyond 30 years in line with a gilt yield curve to 50 years.

	Year Ended December 31,
Principal actuarial assumptions	2022	2021	2020
Discount rate	4.2%	1.5%	1.6%
The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. A lower discount rate would increase the present value of the benefit obligation. Other changes in actuarial assumptions, such as plan participants’ life expectancy or expected return on plan assets, can also have an impact on the net benefit obligation.
The investment strategies are set by the independent trustees of the plans and are established to achieve a reasonable balance between risk and return and to cover administrative expenses, as well as to maintain funds at a level to meet any applicable minimum funding requirements. As of December 31, 2022 the primary assets of the plans are bulk annuity insurance policies. The weighted average plan assets allocations as of December 31, 2022 and 2021 by asset category was as follows:

Major categories of plan assets:	2022	2021
Bulk annuity insurance policy	97%	—%
Equity instruments	—%	8%
Debt, cash and other instruments	3%	92%
Total - Major categories of plan assets	100%	100%
Plan assets of $0.0 million and $202.8 million were held within instruments whose fair values can be readily determinable, but do not have regular active market pricing (Level 2) as of December 31, 2022 and 2021, respectively. Assets include marketable equity securities in both U.K. and U.S. companies, including U.S. and non-U.S. equity funds. Debt securities consist of mainly fixed income bonds, such as corporate or government bonds. For certain funds, the assets are valued using bid-market valuations provided by the funds’ investment managers. The plans do not invest directly in property occupied by the Company or in financial securities issued by the Company.
In addition, plans assets of $4.2 million and $46.1 million as of December 31, 2022 and 2021, respectively, were held within instruments whose fair values can be readily determinable through observable, quoted prices in active markets (Level 1), and these assets consist primarily of cash.

As of December 31, 2022 and 2021, respectively, plan assets of $134.2 million and $0.0 million were held within instruments with unobservable inputs (Level 3), representing the bulk annuity insurance policies.
Expected future benefit payments for the defined benefit pension plans are as follows (in millions):

Payment
2023	$8.1
2024	8.1
2025	8.1
2026	8.0
2027	8.4
From 2027 to 2031	41.7

Note 12: Income Taxes
The significant components of earnings (loss) before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$306.0	$228.6	$(217.3)
Other countries	32.0	111.3	40.7
Earnings (loss) before income taxes	$338.0	$339.9	$(176.6)

	Year Ended December 31,
	2022	2021	2020
United States federal:
Current	$45.7	$62.7	$(15.2)
Deferred	4.7	(21.7)	(23.2)
Total United States federal income taxes	50.4	41.0	(38.4)
United States state and local:
Current	27.5	31.0	3.8
Deferred	1.7	(26.6)	9.4
Total United States state and local income taxes	29.2	4.4	13.2
All other countries:
Current	54.2	53.2	48.7
Deferred	7.8	(8.7)	20.4
Total all other countries income taxes	62.0	44.5	69.1
Total provision for income taxes	$141.6	$89.9	$43.9

Differences between income tax expense reported for financial reporting purposes and tax expense computed based upon the application of the United States federal tax rate to the reported earnings (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Reconciliation of effective tax rate
Earnings (loss) before income taxes	$338.0	$339.9	$(176.6)
Taxes at the statutory rate	70.9	71.4	(37.1)
Adjusted for:
State taxes, net of the federal benefit	23.4	(1.5)	(9.4)
Other permanent nondeductible items	12.7	20.4	19.5
Foreign tax rate differential	3.5	(0.3)	(6.3)
Change in valuation allowance	11.0	20.2	61.8
Impact of repatriation	(3.7)	—	(1.0)
Uncertain tax positions	2.2	2.2	4.4
Deferred tax inventory adjustment	7.1	(1.4)	9.8
Tax credits	(1.4)	(6.8)	—
Other, net	15.9	(14.3)	2.2
Provision for income taxes	$141.6	$89.9	$43.9
The tax effect of temporary differences that gave rise to deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2022	2021
Deferred tax assets
Liabilities	$152.2	$209.9
Property, plant and equipment	13.9	6.1
Deferred expenditures	53.2	20.3
Employee benefits	129.7	150.2
Tax losses / credits	189.2	211.6
Intangible assets	15.4	16.1
Income recognition	13.5	—
Deferred tax assets	567.1	614.2
Less: valuation allowance	(204.8)	(228.0)
Net deferred tax assets	$362.3	$386.2

Deferred tax liabilities
Intangible assets	(271.0)	(267.6)
Income recognition	—	(3.0)
Right-of-use asset	(76.9)	(92.3)
Other	(13.0)	(6.5)
Total deferred tax liabilities	$(360.9)	$(369.4)
Net deferred tax assets	$1.4	$16.8
The Company had total valuation allowances of $204.8 million and $228.0 million as of December 31, 2022 and 2021, respectively, as it was determined that it was more likely than not that certain deferred tax assets may not be realized. These valuation allowances relate to tax loss carryforwards, other tax attributes and temporary differences that are available to reduce future tax liabilities in jurisdictions including but not limited to U.S., U.K., France, Australia, Poland and Brazil.

The total amount of gross unrecognized tax benefits was $28.6 million and $27.2 million as of December 31, 2022 and 2021, respectively. It is reasonably possible that unrecognized tax benefits could change by approximately $7.3 million during the next twelve months. Accrued interest and penalties related to uncertain tax positions are included in the tax provision. The Company accrued interest and penalties of $11.9 million and $10.7 million as of December 31, 2022 and 2021, respectively, net of federal and state income tax benefits as applicable. The provision for income taxes includes expense for interest and penalties of $1.2 million, $0.9 million and $1.2 million in 2022, 2021 and 2020 respectively, net of federal and state income tax benefits as applicable.
Changes in the Company’s unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning of year	$27.2	$32.4	$26.9
Increases from prior period tax positions	—	—	6.0
Decreases from prior period tax positions	—	—	(0.2)
Decreases from statute of limitation expirations	(5.5)	(3.1)	(3.4)
Increases from current period tax positions	6.9	4.5	3.6
Decreases relating to settlements with taxing authorities	—	(6.6)	(0.5)
End of year	$28.6	$27.2	$32.4
The Company is subject to income taxation in various U.S. states and foreign jurisdictions. Generally, the Company’s open tax years include those from 2008 to the present, although audits by taxing authorities for more recent years have been completed or are in process in several jurisdictions. As of December 31, 2022, the Company is under examination in U.S., Germany, Hungary, India, Malaysia, Singapore and Thailand.
As of December 31, 2022 and 2021, the Company has accumulated $10.4 billion and $7.5 billion of undistributed earnings, respectively. As of December 31, 2022 and 2021, the Company has a deferred tax liability of $12.3 million and $15.9 million respectively recorded for repatriation of earnings not deemed to be indefinitely reinvested. During 2022, the Company reevaluated its indefinite reinvestment assertion on certain subsidiaries where the Company now considers undistributed earnings to be indefinitely reinvested, resulting in a release of $1.7 million of deferred tax liabilities as the Company does not intend or foresee the need to repatriate these entities’ funds. Additionally, the deferred tax liability related to income taxes and withholding taxes on potential future distributions of cash balances in excess of working capital requirements released an additional $2.0 million of deferred tax liability in 2022. We believe our policy of reinvesting earnings of foreign subsidiaries does not materially impact our liquidity.
As of December 31, 2022 and 2021, the Company had available operating loss carryforwards of $176.0 million and $199.2 million, respectively, and foreign tax credit carryforwards of $12.9 million and $11.7 million, respectively. Both the operating loss carryforwards and the foreign tax credit carryforwards will begin to expire in 2023. The Company also had U.S. interest expense disallowance carryforwards of $38.0 million and $5.3 million as of December 31, 2022 and 2021, respectively, which have an indefinite carryforward.
The change in deferred tax balances for operating loss carryovers from 2021 to 2022 includes increases from current year losses and decreases from current year utilization. The jurisdictional location of the operating loss carryforward is broken out as follows:

	As of December 31, 2022	Range of expiration dates
United States	$23.8	2023 - Indefinite
All other countries	152.2	2023 - Indefinite
Total	$176.0
Valuation allowances have been provided regarding the tax benefit of certain tax loss carryforwards, other attributes and temporary differences, for which it has been concluded that it is more likely than not that the deferred tax asset will not be realized. Management assesses the positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over a three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

In 2022, the valuation allowances were reduced on various jurisdictions' net operating losses and deferred tax assets due to the utilization or expiration of those losses and a change in the three-year cumulative income testing, including but not limited to the U.K. and Canada. However, the Company increased historical valuation allowances for other jurisdictions due to continued losses and, additional deferred tax assets including but not limited to Poland and Australia. Based on these considerations, the Company's net valuation allowance decreased in 2022 by $23.2 million.

Note 13: Stock-Based Payments
The Company issues individual grants of share-based compensation awards, subject to board approval, for purposes of recruiting and as part of its overall compensation strategy. During the periods presented, the Company granted Restricted Stock Units (“RSUs”) under the 2018 Omnibus Plans, which are further described below.
Restricted Stock Units
Time-Based and Performance-Based RSUs
The Company may award certain individuals with RSUs. Time-based RSUs ("TBRSUs") contain only a service condition, and the related compensation cost is recognized over the requisite service period of between three and four years using the straight-line vesting method. The Company has determined the fair value of TBRSUs as the fair value of an ordinary share on the grant date. For any shares granted to non-employees, the expense is adjusted for any changes in fair value at the end of each reporting period.
In the first quarter of 2022, 2021 and 2020, the Company granted 1.6 million, 2.7 million and 1.6 million TBRSUs, respectively, to a select group of management and employees. Throughout the remainder of 2022, 2021 and 2020, an additional 0.1 million, 0.1 million and 0.6 million TBRSUs, respectively, were granted. The compensation cost for these grants will be recognized over a requisite service period of between 3 to 4 years.
As of December 31, 2022, the Company does not have any material outstanding share awards that are liability classified.
Performance-based RSUs ("PBRSUs") contain certain performance and market conditions, as defined in the award agreements, and vest upon the satisfaction of such performance targets during the defined performance periods.
In 2022, 2021 and 2020, the Company granted 0.7 million, 1.0 million and 0.6 million PBRSUs, respectively, to a select group of management and employees. Of the 2020 PBRSU grants, 50% were based on Adjusted EBITDA margin accretion and 50% were based on relative Total Shareholder Return ("TSR") performance. Of the 2021 PBRSU grants, 75% were based on Strategic Cost Efficiency ("SCE") and 25% were based on Adjusted EBITDA margin accretion. Of the 2022 PBRSU grants, 50% were based on Adjusted EBITDA margin performance and 50% were based on Adjusted EBITDA growth, both with a relative TSR modifier.
As the margin accretion-based and SCE-based PBRSUs contain performance conditions, their fair value was equal to the fair value of an ordinary share on the grant date. The Company considered the achievement of the margin accretion-based and SCE-based awards' performance conditions to be probable and therefore began recognizing expense for all such awards as of the grant date.

As the 2020 TSR-based PBRSUs contain a market condition and the 2022 PBRSUs contain both performance (due to the relative TSR modifier) and market conditions, their fair value at grant date was determined using a Monte Carlo simulation model, which used the following assumptions:

	2022	2021 (none granted)	2020
Stock price (1)	$22.45	$—	$16.87
Time to maturity (2)	2.9 years	0.0 years	2.8 years
Risk-free interest rate (3)	1.7%	—%	1.1%
Historical volatility rate (4)	54.7%	—%	26.5%
Correlation coefficients (5)	n/a	—%	30.0%
TSR starting factor	n/a	—	1.0
Dividend yield (6)	—%	—%	—%
(1) The stock price is equal to the fair value of an ordinary share on the grant date.
(2) The time to maturity is based on the term between the valuation date and maturity date.
(3) For the awards granted in 2020, the risk-free interest rate used is based on zero-coupon risk-free rates with a term equal to the expected time to maturity of the award. For the awards granted in 2022, the risk-free interest rate used is based on zero-coupon risk-free rates over the time from the valuation date to the end of the performance period, based on interpolation.
(4) For the awards granted in 2020, a weighted-average of the daily historical stock price volatility of the Company over its trading history and the average daily historical stock price volatility of a peer group is used to determine the volatility. For the awards granted in 2022, the daily historical stock price volatility of the Company over its trading history is used to determine volatility.
(5) The average daily correlation of peers was used to estimate the correlation of the Company in regards to the Russell 3000 index.
(6) The dividend yield is 0% as the Company has not paid any dividends nor does it plan to pay dividends in the near future.
The Company considered achievement of the respective performance and market conditions for the 2020 and 2022 awards to be probable and therefore began recognizing expense for these awards as of the grant date.
The fair value of the PBRSUs granted during the year ended December 31, 2022 was $25.02 per award. The fair value of the PBRSUs granted during the year ended December 31, 2021 ranged from $15.48 to $16.33 for the SCE-based and the Adjusted EBITDA margin-accretion based awards. The fair value of PBRSUs granted during the year ended December 31, 2020 was $16.87 for the Adjusted EBITDA margin-accretion based awards and $19.05 for the relative TSR-based awards.

The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Unvested as of December 31, 2019	5.7	$15.63	1.1	$17.08
Granted	2.2	15.39	0.6	17.25
Vested	(3.5)	14.63	(0.1)	17.29
Forfeited	(0.3)	17.29	(0.1)	18.70
Unvested as of December 31, 2020	4.1	$15.73	1.5	$17.04
Granted	2.8	16.38	1.0	16.28
Vested	(1.7)	14.45	—	—
Forfeited	(0.3)	16.77	—	18.78
Unvested as of December 31, 2021	4.9	$16.61	2.5	$16.72
Granted	1.7	21.93	0.7	25.02
Vested	(2.3)	16.47	(0.8)	17.29
Forfeited	(0.3)	17.77	(0.1)	18.57
Unvested as of December 31, 2022	4.0	$18.81	2.3	$19.04
The following table summarizes the Company's compensation expense related to RSUs (in millions):

	Year Ended December 31,			Unrecognized at December 31, 2022
	2022	2021	2020
Time-Based RSUs	$31.8	$39.5	$37.4	$46.5
Performance-Based RSUs	7.8	19.4	4.0	15.6
Co-Investment RSUs	—	—	0.1	—
Total RSU stock-based compensation cost	$39.6	$58.9	$41.5	$62.1
The total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 14: Restructuring
In February 2020, the Company announced operating efficiency initiatives primarily consisting of severance and employment-related costs due to reductions in headcount, which were actioned in 2020 and materially completed in 2021. The Company recognized restructuring charges of $3.8 million and $23.1 million during the years ended December 31, 2022 and 2021, respectively, for these operating efficiency initiatives.
In addition, in late 2022, cost savings initiatives were implemented across the Company, including an initial reduction in our workforce across select roles to further optimize efficiency, with additional specific actions to continue throughout 2023. The 2022 actions resulted in severance and employment-related costs of approximately $3.5 million.
The following table details the Company’s severance and employment-related restructuring activity for the years ended December 31, 2022 and 2021 (in millions):

	Severance Pay and Benefits	Contract Terminations and Other Costs	Total
Balance as of December 31, 2020	$10.0	$0.8	$10.8
Restructuring Charges:
Americas	4.7	9.2	13.9
EMEA	8.6	—	8.6
APAC	0.6	—	0.6
Total Restructuring Charges	13.9	9.2	23.1
Payments and Other:
Americas	(6.1)	(10.0)	(16.1)
EMEA	(12.8)	—	(12.8)
APAC	(0.7)	—	(0.7)
Total Payments and Other	(19.6)	(10.0)	(29.6)
Balance as of December 31, 2021	$4.3	$—	$4.3
Restructuring Charges:
Americas	1.4	2.4	3.8
EMEA	2.9	—	2.9
APAC	0.6	—	0.6
Total Restructuring Charges	4.9	2.4	7.3
Payments and Other:
Americas	(2.5)	(2.4)	(4.9)
EMEA	(1.0)	—	(1.0)
APAC	—	—	—
Total Payments and Other	(3.5)	(2.4)	(5.9)
Balance as of December 31, 2022	$5.7	$—	$5.7
The restructuring accruals of $5.7 million and $4.3 million were recorded within Other current liabilities in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

Note 15: Leases
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$126.3	$135.7	$152.1

Finance lease cost:
Amortization of assets	$17.3	$12.8	$13.9
Interest on lease liabilities	0.6	0.2	0.4
Total finance lease cost	$17.9	$13.0	$14.3

Variable lease cost	$37.4	$36.1	$36.0
Sublease income	$11.2	$11.1	$11.5
Supplemental balance sheet information related to leases was as follows (in millions):

	As of December 31,
	2022	2021
Operating Leases
Non-current operating lease assets	$358.0	$413.5

Other current liabilities	$107.6	$107.2
Non-current operating lease liabilities	334.6	394.6
Total operating lease liabilities	$442.2	$501.8

Finance Leases
Property and equipment, gross	$99.8	$75.7
Accumulated depreciation	(62.2)	(54.8)
Property and equipment, net	$37.6	$20.9

Short-term borrowings and current portion of long-term debt	$17.3	$11.0
Long-term debt	22.3	12.2
Total finance lease liabilities	$39.6	$23.2

Weighted Average Remaining Lease Term (in years)
Operating leases	5.2 years	5.5 years
Finance leases	2.4 years	1.8 years
Weighted Average Discount Rate
Operating leases	4.8%	4.9%
Finance leases	4.3%	4.5%
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2023	$124.4	$17.6
2024	113.3	14.3
2025	80.0	7.1
2026	63.5	0.9
2027	46.8	0.2
Thereafter	68.7	—
Total lease payments	496.7	40.1
Less imputed interest	54.5	0.5
Total	$442.2	$39.6
As of December 31, 2022, we have operating leases that have not yet commenced for approximately $41.3 million. These operating leases will commence in 2023 with lease terms ranging from 2 years to 11 years.
Refer to Note 20: Supplemental Cash Flow Information for supplemental cash flow information and non-cash activity related to our operating and finance leases.

Note 16: Commitments and Contingencies
Contingencies
In the normal course of business, the Company is subject to various claims and litigation. Many of these claims are covered under the Company’s current insurance programs, subject to self-insurance levels and deductibles. The Company is also subject to threatened or pending legal actions arising from activities of contractors. Such liabilities include the potential costs to settle litigation. A liability is recorded for the potential costs of carrying out further actions based on known claims and previous claims history, and for losses from litigation that are probable and estimable. The timing and ultimate settlement of these matters is inherently uncertain, however, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
The Company is also subject to various workers' compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s incurred but not reported ("IBNR") claims, based on assessment using prior claims history.
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2022 and 2021, contingent liabilities recorded within Other current liabilities were $76.9 million and $106.5 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $39.7 million and $19.5 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, litigation matters, workers’ compensation and other medical claims. As of December 31, 2022 and 2021, E&O and other litigation claims were $36.6 million and $40.2 million, respectively, and workers’ compensation and medical claims liabilities were $80.0 million and $85.8 million, respectively.
The Company had insurance recoverable balances for E&O claims as of December 31, 2022 and 2021 totaling $7.4 million and $6.3 million, respectively.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 9.0 years and maximum potential future payments of approximately $56.1 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

Note 17: Related Party Transactions
Receivables from affiliates
As of December 31, 2022 and 2021, the Company had receivables from affiliates of $50.8 million and $42.5 million, respectively, that are included in Prepaid expenses and other current assets, and $271.7 million and $205.9 million, respectively, that are included in Other non-current assets in the Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 18: Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC 820, which defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:
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

There were no transfers between the three levels of the fair value hierarchy for the years ended December 31, 2022 and 2021. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements during the period.
Financial Instruments
The Company's financial instruments include cash and cash equivalents, trade and other receivables, a deferred purchase price receivable ("DPP"), restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents and restricted cash approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions. Due to the short-term nature of trade and other receivables, accounts payable and accrued expenses, and short-term borrowings, their carrying amount is considered to be the same as their fair value.
The estimated fair value of external debt was $3.2 billion and $3.3 billion as of December 31, 2022 and 2021, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.2 billion and $3.3 billion as of December 31, 2022 and 2021, respectively, which excludes debt issuance costs. Refer to Note 10: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in millions):

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	31.9	31.9	—	—
Foreign currency forward contracts	2.8	—	2.8	—
Deferred purchase price receivable	387.8	—	—	387.8
Equity securities	21.5	21.5	—	—
Total	$444.9	$54.3	$2.8	$387.8
Liabilities
Deferred compensation plan liabilities	$33.2	$33.2	$—	$—
Foreign currency forward contracts	3.0	—	3.0	—
Interest rate swap agreements	10.7	—	10.7	—
Earn-out liabilities	29.3	—	—	29.3
Total	$76.2	$33.2	$13.7	$29.3

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$45.2	$45.2	$—	$—
Deferred compensation plan assets	47.2	47.2	—	—
Foreign currency forward contracts	0.9	—	0.9	—
Deferred purchase price receivable	142.3	—	—	142.3
Equity securities	129.0	129.0	—	—
Total	$364.6	$221.4	$0.9	$142.3
Liabilities
Deferred compensation plan liabilities	$47.4	$47.4	$—	$—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	84.0	—	84.0	—
Earn-out liabilities	21.4	—	—	21.4
Total	$153.9	$47.4	$85.1	$21.4

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
The Company adopted a new deferred compensation plan on January 1, 2019. The plan allows highly-compensated employees to defer a portion of compensation, enabling the employee to defer tax on compensation until payment is made. Deferred compensation is credited into an account denominated in ordinary shares of the Company in a number determined based on the fair market value of the Company's ordinary shares on the date of the deposit. All payments are made in ordinary shares.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2022, the Company had the potential to make a maximum of $32.8 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 7 years.
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

The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2022	2021
Balance as of January 1,	$21.4	$21.0
Purchases/additions	13.7	4.0
Net change in fair value and other adjustments	(1.7)	0.1
Payments	(4.1)	(3.7)
Balance as of December 31,	$29.3	$21.4
Investments in Real Estate Ventures
The Company directly invests in early stage proptech companies, real estate investment funds and other real estate companies across various sectors. The Company typically reports these investments at cost, less impairment charges, and adjusts these investments to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer.
In October 2021, the Company made a strategic investment of $150.0 million in WeWork. As quoted market prices for identical assets are available, this investment is classified as a Level 1 investment, and mark to market gains and losses are recognized on a recurring basis. As of December 31, 2022 and 2021, the fair value of WeWork of $21.5 million and $129.0 million, respectively, is included in Other non-current assets in the Consolidated Balance Sheets.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of December 31, 2022 and 2021, investments in early stage proptech companies had a fair value of approximately $42.4 million and $24.0 million, respectively, included in Other non-current assets in the Consolidated Balance Sheets.
Investments in real estate venture capital funds are fair valued using the net asset value ("NAV") per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of December 31, 2022 and 2021, investments in real estate venture capital funds had a fair value of approximately $82.8 million and $54.1 million, respectively, included in Other non-current assets in the Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes are reflected in Other (expense) income, net, in the Consolidated Statements of Operations. During the year ended December 31, 2022, the Company recognized an unrealized loss of $107.5 million related to our investment in WeWork, offset by unrealized gains of $23.3 million on other real estate investments. During the year ended December 31, 2021, the Company recognized an unrealized loss of $21.0 million related to our investment in WeWork, offset by unrealized gains of $10.6 million on other real estate investments.

Note 19: Accounts Receivable Securitization
On August 1, 2022, the Company amended the A/R Securitization, effective August 22, 2022, to increase the credit investment limit to $200.0 million and extend the maturity date to June 20, 2023. Under the A/R Securitization, certain of the Company's wholly owned subsidiaries continuously sell (or contribute) receivables to wholly owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the "Purchaser”). Although the special purpose entities are wholly owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to be satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company. As of December 31, 2022 and 2021, the Company had no outstanding balance drawn on the investment limit.

All transactions under the A/R Securitization are accounted for as a true sale in accordance with ASC 860, Transfers and Servicing ("Topic 860"). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the consolidated balance sheet. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with Topic 860. Any financial statement impact associated with the servicing liability was immaterial for all periods presented.
This program allows the Company to receive a cash payment and a DPP for sold receivables. The DPP is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the years ended December 31, 2022 and 2021, receivables sold under the A/R securitization were $2.0 billion and $1.3 billion, respectively, and cash collections from customers on receivables sold were $1.7 billion and $1.3 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2022 and 2021, the outstanding principal on receivables sold under the A/R Securitization were $407.9 million and $158.7 million, respectively. Refer to Note 18: Fair Value Measurements for additional discussion on the fair value of the DPP as of December 31, 2022 and 2021.

Note 20: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the sum of such amounts presented in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2022	2021
Cash and cash equivalents	$644.5	$770.7
Restricted cash recorded in Prepaid expenses and other current assets	74.5	119.6
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$719.0	$890.3
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for:
Interest	$181.4	$166.4	$158.5
Income taxes	215.4	46.5	51.2
Operating leases	125.1	137.8	156.3
Non-cash investing/financing activities:
Property and equipment additions through finance leases	34.1	17.1	11.8
Deferred and contingent payment obligation incurred through acquisitions	27.0	4.0	40.0
Increase (decrease) in beneficial interest in a securitization	251.4	(24.0)	14.4
Right of use assets acquired through operating leases	54.4	119.2	65.0

Note 21: Subsequent Events
The Company has evaluated subsequent events through February 23, 2023, the date on which these financial statements were issued, and has identified the following subsequent events to disclose:
On January 31, 2023, we amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the $2.6 billion aggregate principal amount outstanding under our 2018 First Lien Loan to January 31, 2030 and such portion will bear interest, at the Company’s option, equal to either: (a) the Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus an applicable margin of 3.25% per annum, or (b) the Base Rate (as defined in the 2018 Credit Agreement), plus an applicable margin of 2.25% per annum. The August 21, 2025 maturity date of the remaining $1.6 billion 2018 First Lien Loan remains unchanged.

Note 22: Parent Company Information

Cushman & Wakefield plc
Parent Company Information
Condensed Balance Sheets

	As of December 31,
(in millions, except per share data)	2022	2021
Assets
Cash	$21.7	$18.8
Accounts receivables	198.7	153.9
Investments in subsidiaries	1,565.1	1,371.9
Total assets	$1,785.5	$1,544.6

Liabilities and Equity
Liabilities
Trade and other payables	$123.4	$96.0
Total liabilities	123.4	96.0

Equity
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 225,780,535 and 223,709,308 shares issued and outstanding at December 31, 2022 and 2021, respectively	22.6	22.4
Additional paid-in-capital	2,911.5	2,896.6
Accumulated deficit	(1,081.8)	(1,278.2)
Accumulated other comprehensive loss	(191.0)	(193.0)
Total equity attributable to the Company	1,661.3	1,447.8
Non-controlling interests	0.8	0.8
Total equity	1,662.1	1,448.6
Total liabilities and equity	$1,785.5	$1,544.6

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2022	2021	2020
Interest and other income (expense)	$0.3	$(0.3)	$—
Income (loss) in earnings of subsidiaries	196.1	250.3	(220.5)
Income (loss) before taxes	196.4	250.0	(220.5)
Net income (loss) attributable to the Parent Company	196.4	250.0	(220.5)
Other comprehensive income of subsidiaries	2.0	49.7	0.1
Comprehensive income (loss) attributable to the Parent Company	$198.4	$299.7	$(220.4)

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income (loss) attributable to the Parent Company	$196.4	$250.0	$(220.5)
Reconciliation of Net income (loss) attributable to the Parent Company to net cash provided by (used in) operating activities:
(Income) loss in earnings of subsidiaries	(196.1)	(250.3)	220.5
Net cash provided by (used in) operating activities	0.3	(0.3)	—
Cash flows from investing activities:
Investment in subsidiaries	—	—	—
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Other financing activities	2.6	6.3	2.1
Net cash provided by financing activities	2.6	6.3	2.1

Change in cash and cash equivalents	2.9	6.0	2.1
Cash and cash equivalents, beginning of year	18.8	12.8	10.7
Cash and cash equivalents, end of year	$21.7	$18.8	$12.8

Supplemental disclosure of non-cash activities:
Stock-based compensation	40.3	58.2	42.0
Background and basis of presentation
DTZ Jersey Holdings Limited was formed on August 21, 2014, by investment funds affiliated with the Founding Shareholders. On November 5, 2014, DTZ Jersey Holdings Limited acquired 100% of the combined DTZ group for $1.1 billion from UGL Limited. On September 1, 2015, DTZ Jersey Holdings Limited acquired 100% of C&W Group, Inc. for $1.9 billion.
On July 6, 2018, the shareholders of DTZ Jersey Holdings Limited exchanged their shares in DTZ Jersey Holdings Limited for interests in newly issued shares of Cushman & Wakefield Limited, a private limited company incorporated in England and Wales. On July 12, 2018, Cushman & Wakefield Limited reduced the nominal value of each ordinary share issued to $0.01. On July 19, 2018, Cushman & Wakefield Limited re-registered as a public limited company organized under the laws of England and Wales (the “Re-registration”) named Cushman & Wakefield plc (the “Parent Company”). Cushman & Wakefield plc is a holding company that conducts substantially all of its business operations through its subsidiaries.
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
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The total restricted net assets as of December 31, 2022 are $1.5 billion.
Dividends
The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financings agreements (Refer to Note 10: Long-Term Debt and Other Borrowings). During the fiscal years ended December 31, 2022, 2021 and 2020, the Parent Company’s consolidated subsidiaries did not pay any cash dividends to the Parent Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Rule 13a-15 of the Exchange Act requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the period covered by this Annual Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of December 31, 2022 to accomplish their objectives with reasonable assurance.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information appearing under the headings "Directors and Executive Officers" and "Corporate Governance" in Cushman & Wakefield's Proxy Statement (the "Proxy Statement") for the 2023 Annual General Meeting of Shareholders (the “Annual Meeting”), which we will file with the SEC on or before the date that is 120 days after our 2022 fiscal year end.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
See Index to the Consolidated Financial Statements included in Part II, Item 8 of this report.
2. Financial Statement Schedules
See Schedule II - Valuation & Qualifying Accounts on page 97 of this report.
3. Exhibits
See Exhibit Index beginning on page 98 of this report.

Schedule II - Valuation & Qualifying Accounts

(in millions)	Allowance for Doubtful Accounts
Balance, December 31, 2019	$58.4
Charges to expense	47.7
Write-offs, payments and other	(35.2)
Balance, December 31, 2020	70.9
Charges to expense	21.6
Write-offs, payments and other	(20.3)
Balance, December 31, 2021	72.2
Charges to expense	23.1
Write-offs, payments and other	(7.1)
Balance, December 31, 2022	$88.2

EXHIBIT INDEX

Exhibit Number	Description of Exhibits	Method of Filing
2.1	Contribution Agreement, dated October 19, 2021, by and between Cushman & Wakefield of California, Inc. and Greystone Select Incorporated	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2021
3.1	Articles of Association of Cushman & Wakefield plc, dated May 6, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2021
4.1	Form of Ordinary Shares Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A filed on July 25, 2018
4.2	Registration Rights Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and certain shareholders	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.3	Joinder Agreement to Registration Rights Agreement, dated as of August 6, 2018, by and between Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K on February 28, 2020
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
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.7	English Security Agreement, dated as of May 22, 2020, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
10.1	Shareholders Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and the shareholders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.2	Purchase Agreement by and among Cushman & Wakefield plc and Vanke Service (Hong Kong) Co., Limited dates as of July 24, 2018	Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on July 30, 2018
10.3	Shareholder Agreement, dated as of August 6, 2018, by and among Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.4	Credit Agreement, dated as of August 21, 2018, by and among DTZ U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.5	Credit Agreement Amendment No. 1, dated as of December 20, 2019, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.6	Credit Agreement Amendment No. 2, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2020
10.7	Agreement for the Provision of Depositary Services and Custody Services, dated as of July 6, 2018, in respect of Cushman & Wakefield Limited Depositary Receipts among Computershare Trust Company, N.A., Cushman & Wakefield Limited, FTL Nominees 1 Limited, FTL Nominees 2 Limited and other Holders of Depositary Receipts	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.8	Form of Deed of Indemnity for Directors*	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.9	Form of Deed of Indemnity for Officers*	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.10	Form of Non-executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.11	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.12	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.13	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.14	Form of Time and Performance-Based Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.15	Amended & Restated Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan, effective as of May 6, 2021*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2021
10.16	DTZ Jersey Holdings Limited Management Equity Incentive Plan, amended and restated effective as of January 7, 2016*	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.17	Form of 2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.18	Form of Pre-2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.19	Form of Offer to Amend Certain Outstanding Stock Options in connection with the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018

Exhibit Number	Description of Exhibits	Method of Filing
10.20	Form of DTZ Jersey Holdings Limited Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.21	Form of Bonus Deferral and Co-Investment Restricted Stock Unit Grant Letter Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.22	Form of DTZ Jersey Holdings Limited Management Stockholders’ Agreement*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.23	Form of Trust Over Shares and Nominee Shareholder Agreement*	Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.24	Amended and Restated Employment Agreement, dated as of August 27, 2020, by and among Cushman & Wakefield plc, Cushman & Wakefield Global Inc. and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020
10.25	Option Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.26	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.27	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.28	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated October 5, 2015*	Incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.29	Form of Restricted Stock Unit Grant Agreement for grants in 2018, 2019 and 2020 between Brett White and DTZ Jersey Holdings Limited*	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.30	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated June 8, 2018*	Incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.31	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated November 19, 2018*	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.32	Cushman & Wakefield plc Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on October 15, 2019
10.33	Offer Letter, dated as of January 4, 2021, by and between Cushman & Wakefield Global, Inc. and Neil Johnston*	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.34	Offer letter, dated September 18, 2021, from Cushman & Wakefield plc to Michelle MacKay*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021
10.35	Form of Employment Agreement, by and among Cushman & Wakefield plc, Cushman & Wakefield Debenham Tie Leung Limited and John Forrester*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2021
10.36	Amended and Restated Limited Liability Company Agreement of Cushman Wakefield Greystone LLC, dated as of December 3, 2021	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2021
10.37	Side Letter, dated December 31, 2021, by and among Cushman & Wakefield Global, Inc., Cushman & Wakefield plc and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022
10.38	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022
10.39	Cushman & Wakefield Global, Inc. Amended & Restated Executive Employee Severance Pay Plan & Summary Plan Description, effective February 24, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2022
10.40	Amendment No. 3 to the Credit Agreement, dated as of April 28, 2022, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other Lenders and Subsidiary Guarantors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2022
10.41	Amended & Restated Cushman & Wakefield plc 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective May 5, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2022
10.42	Amendment No. 4 to the Credit Agreement, dated as of January 31, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, the other lenders party thereto, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors party	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2023
21.1	List of subsidiaries	Filed herewith
23.1	Consent of KPMG US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit Number	Description of Exhibits	Method of Filing
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

*Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

/s/ John Forrester
John Forrester
Chief Executive Officer
February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant an in the capacities and on the date indicated.
Signature	Title	Date
/s/ John Forrester	Director and Chief Executive Officer (Principal Executive Officer and Authorized Representative in the United States)	February 23, 2023
John Forrester
/s/ Neil Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
Neil Johnston
/s/ Angelique Brunner	Director	February 23, 2023
Angelique Brunner
/s/ Jonathan Coslet	Director	February 23, 2023
Jonathan Coslet
/s/ Timothy Dattels	Director	February 23, 2023
Timothy Dattels
/s/ Jodie McLean	Director	February 23, 2023
Jodie McLean
/s/ Anthony Miller	Director	February 23, 2023
Anthony Miller
/s/ Lincoln Pan	Director	February 23, 2023
Lincoln Pan
/s/ Angela Sun	Director	February 23, 2023
Angela Sun
/s/ Brett White	Director and Executive Chairman	February 23, 2023
Brett White
/s/ Billie Williamson	Director	February 23, 2023
Billie Williamson