Form 10-Q
period 2023-03-31
Cushman & Wakefield plc
filed 2023-05-05
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 2, 2023, 227,062,491 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
March 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data)	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$459.6	$644.5
Trade and other receivables, net of allowance of $86.0 and $88.2, as of March 31, 2023 and December 31, 2022, respectively	1,326.5	1,462.4
Income tax receivable	62.0	55.4
Short-term contract assets, net	360.0	358.2
Prepaid expenses and other current assets	298.2	246.3
Total current assets	2,506.3	2,766.8
Property and equipment, net	169.7	172.6
Goodwill	2,066.8	2,065.5
Intangible assets, net	857.8	874.5
Equity method investments	685.7	677.3
Deferred tax assets	58.1	58.6
Non-current operating lease assets	355.5	358.0
Other non-current assets	921.8	976.0
Total assets	$7,621.7	$7,949.3

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$33.7	$49.8
Accounts payable and accrued expenses	1,132.3	1,199.0
Accrued compensation	759.4	916.5
Income tax payable	6.9	33.1
Other current liabilities	187.8	192.0
Total current liabilities	2,120.1	2,390.4
Long-term debt, net	3,228.0	3,211.7
Deferred tax liabilities	60.1	57.2
Non-current operating lease liabilities	332.8	334.6
Other non-current liabilities	301.2	293.3
Total liabilities	6,042.2	6,287.2
Commitments and contingencies (see Note 9)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 227,047,977 and 225,780,535 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	22.7	22.6
Additional paid-in capital	2,916.1	2,911.5
Accumulated deficit	(1,158.2)	(1,081.8)
Accumulated other comprehensive loss	(201.6)	(191.0)
Total equity attributable to the Company	1,579.0	1,661.3
Non-controlling interests	0.5	0.8
Total equity	1,579.5	1,662.1
Total liabilities and shareholders' equity	$7,621.7	$7,949.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Revenue	$2,249.3	$2,331.0
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,907.6	1,860.5
Operating, administrative and other	315.9	293.4
Depreciation and amortization	36.9	40.6
Restructuring, impairment and related charges	7.2	1.2
Total costs and expenses	2,267.6	2,195.7
Operating (loss) income	(18.3)	135.3
Interest expense, net of interest income	(76.8)	(43.2)
Earnings from equity method investments	11.9	16.9
Other expense, net	(6.0)	(32.9)
(Loss) earnings before income taxes	(89.2)	76.1
(Benefit from) provision for income taxes	(12.8)	30.6
Net (loss) income	$(76.4)	$45.5

Basic (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, basic	$(0.34)	$0.20
Weighted average shares outstanding for basic (loss) earnings per share	226.2	224.7
Diluted (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, diluted	$(0.34)	$0.20
Weighted average shares outstanding for diluted (loss) earnings per share	226.2	229.1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net (loss) income	$(76.4)	$45.5
Other comprehensive (loss) income, net of tax:
Designated hedge (losses) gains	(14.2)	69.6
Defined benefit plan actuarial losses	(0.4)	(1.7)
Foreign currency translation	4.0	(7.1)
Total other comprehensive (loss) income	(10.6)	60.8
Total comprehensive (loss) income	$(87.0)	$106.3
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2023 and 2022
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(76.4)	—	—	—	—	(76.4)	—	(76.4)
Stock-based compensation	—	—	11.3	—	—	—	—	—	11.3	—	11.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.2	0.1	(6.7)	—	—	—	—	—	(6.6)	—	(6.6)
Unrealized loss on hedging instruments	—	—	—	—	(8.8)	—	—	(8.8)	(8.8)	—	(8.8)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(5.4)	—	—	(5.4)	(5.4)	—	(5.4)
Foreign currency translation	—	—	—	—	—	4.0	—	4.0	4.0	—	4.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.4)	(0.4)	(0.4)	—	(0.4)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	227.0	$22.7	$2,916.1	$(1,158.2)	$34.5	$(196.6)	$(39.5)	$(201.6)	$1,579.0	$0.5	$1,579.5

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	45.5	—	—	—	—	45.5	—	45.5
Stock-based compensation	—	—	8.7	—	—	—	—	—	8.7	—	8.7
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.8	0.2	(25.3)	—	—	—	—	—	(25.1)	—	(25.1)
Unrealized gain on hedging instruments	—	—	—	—	60.7	—	—	60.7	60.7	—	60.7
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	9.5	—	—	9.5	9.5	—	9.5
Foreign currency translation	—	—	—	—	—	(7.1)	—	(7.1)	(7.1)	—	(7.1)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.7)	(1.7)	(1.7)	—	(1.7)
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	—	(0.6)
Balance as of March 31, 2022	225.5	$22.6	$2,880.0	$(1,232.7)	$(14.0)	$(111.6)	$(6.6)	$(132.2)	$1,537.7	$0.8	$1,538.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities
Net (loss) income	$(76.4)	$45.5
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	36.9	40.6
Impairment charges	1.8	0.1
Unrealized foreign exchange loss (gain)	1.3	(5.6)
Stock-based compensation	11.3	8.7
Lease amortization	24.7	25.1
Loss on debt extinguishment	8.7	—
Amortization of debt issuance costs	2.0	2.4
Earnings from equity method investments, net of dividends received	(7.8)	(12.5)
Change in deferred taxes	3.5	(12.4)
Provision for loss on receivables and other assets	1.9	4.9
Loss on disposal of business	1.3	13.8
Unrealized loss on equity securities, net	10.7	21.5
Other operating activities, net	1.6	(3.7)
Changes in assets and liabilities:
Trade and other receivables	118.3	16.4
Income taxes payable	(32.4)	30.4
Short-term contract assets and Prepaid expenses and other current assets	(56.1)	(78.1)
Other non-current assets	(21.7)	(98.4)
Accounts payable and accrued expenses	(69.1)	(7.2)
Accrued compensation	(158.9)	(130.5)
Other current and non-current liabilities	(23.1)	(19.2)
Net cash used in operating activities	(221.5)	(158.2)
Cash flows from investing activities
Payment for property and equipment	(10.0)	(18.9)
Acquisitions of businesses, net of cash acquired	—	(3.9)
Investments in equity securities and equity method joint ventures	(4.8)	(11.6)
Return of beneficial interest in a securitization	—	—
Collection on beneficial interest in a securitization	90.0	80.0
Other investing activities, net	(1.9)	(9.3)
Net cash provided by investing activities	73.3	36.3
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(7.2)	(26.2)
Payment of deferred and contingent consideration	(6.5)	(0.1)
Proceeds from borrowings	1,000.0	—
Repayment of borrowings	(1,000.0)	(6.7)
Debt issuance costs	(23.5)	—
Payment of finance lease liabilities	(7.3)	(3.9)
Other financing activities, net	1.7	1.0
Net cash used in financing activities	(42.8)	(35.9)

Change in cash, cash equivalents and restricted cash	(191.0)	(157.8)
Cash, cash equivalents and restricted cash, beginning of the period	719.0	890.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	2.5	(4.3)
Cash, cash equivalents and restricted cash, end of the period	$530.5	$728.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited condensed consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the “Company,” “we,” “our” and "us”) for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial statement presentation have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Standards
There have been no recently issued accounting standards that the Company adopted during the three months ended March 31, 2023. Certain new accounting standards have been issued but are not effective for the current reporting period and have not been early adopted by the Company.

Note 3: Segment Data
The Company reports its operations through the following segments: (1) Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The Americas consists of operations located in the United States, Canada and key markets in Latin America. EMEA includes operations in the U.K., France, Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, China and other markets in the Asia Pacific region.
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

Summarized financial information by segment is as follows (in millions):

	Three Months Ended March 31,
	2023	2022	% Change
Total revenue
Americas	$1,720.0	$1,785.3	(4)%
EMEA	205.2	237.7	(14)%
APAC	324.1	308.0	5%
Total revenue	$2,249.3	$2,331.0	(4)%

Adjusted EBITDA
Americas	$56.7	$176.1	(68)%
EMEA	(2.1)	16.7	(113)%
APAC	6.3	21.6	(71)%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA - Americas	$56.7	$176.1
Adjusted EBITDA - EMEA	(2.1)	16.7
Adjusted EBITDA - APAC	6.3	21.6
Add/(less):
Depreciation and amortization	(36.9)	(40.6)
Interest expense, net of interest income	(76.8)	(43.2)
Benefit from (provision for) income taxes	12.8	(30.6)
Unrealized loss on investments, net	(10.7)	(21.5)
Integration and other costs related to merger	(2.4)	(3.6)
Pre-IPO stock-based compensation	—	(0.7)
Acquisition related costs and efficiency initiatives	(6.6)	(17.2)
Cost savings initiatives	(15.0)	—
Other	(1.7)	(11.5)
Net (loss) income	$(76.4)	$45.5

Note 4: Earnings Per Share
Earnings (loss) per share ("EPS") is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the three months ended March 31, 2023, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS during the three months ended March 31, 2023. Approximately 1.8 million of potentially dilutive shares for the three months ended March 31, 2023 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic EPS
Net (loss) income	$(76.4)	$45.5
Weighted average shares outstanding for basic (loss) earnings per share	226.2	224.7
Basic (loss) earnings per share attributable to common shareholders	$(0.34)	$0.20
Diluted EPS
Net (loss) income	$(76.4)	$45.5
Weighted average shares outstanding for basic (loss) earnings per share	226.2	224.7
Dilutive effect of restricted stock units	—	3.3
Dilutive effective of stock options	—	1.1
Weighted average shares outstanding for diluted (loss) earnings per share	226.2	229.1
Diluted (loss) earnings per share attributable to common shareholders	$(0.34)	$0.20

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,264.4	$108.4	$260.0	$1,632.8
Leasing	At a point in time	302.1	40.6	26.8	369.5
Capital markets	At a point in time	119.3	13.6	10.4	143.3
Valuation and other	At a point in time or over time	34.2	42.6	26.9	103.7
Total revenue		$1,720.0	$205.2	$324.1	$2,249.3

		Three Months Ended March 31, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,122.7	$114.8	$222.7	$1,460.2
Leasing	At a point in time	372.9	49.7	37.2	459.8
Capital markets	At a point in time	242.1	28.9	18.8	289.8
Valuation and other	At a point in time or over time	47.6	44.3	29.3	121.2
Total revenue		$1,785.3	$237.7	$308.0	$2,331.0
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

The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	March 31, 2023	December 31, 2022
Short-term contract assets	$398.7	$397.3
Contract asset allowances	(38.7)	(39.1)
Short-term contract assets, net	360.0	358.2

Non-current contract assets	88.2	89.7
Contract asset allowances	(2.2)	(2.2)
Non-current contract assets, net, included in Other non-current assets	86.0	87.5

Total contract assets, net	$446.0	$445.7

Contract liabilities included in Accounts payable and accrued expenses	$65.2	$68.7
The amount of revenue recognized during the three months ended March 31, 2023 that was included in the contract liabilities balance at the beginning of the period was $35.0 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
Exemptions
The Company incurs incremental costs to obtain new contracts across certain of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”).
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2022	$1,516.8	$305.9	$242.8	$2,065.5
Acquisitions	—	—	—	—
Effect of movements in exchange rates and other	—	5.1	(3.8)	1.3
Balance as of March 31, 2023	$1,516.8	$311.0	$239.0	$2,066.8
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the three months ended March 31, 2023 and adjusted the provisional goodwill amounts recognized.
For the three months ended March 31, 2023 and 2022, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our current determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,375.6	(1,065.6)	310.0
Other intangible assets	5 - 7	15.2	(13.4)	1.8
Total intangible assets		$1,936.8	$(1,079.0)	$857.8

		As of December 31, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,372.0	(1,045.7)	326.3
Other intangible assets	5 - 7	16.8	(14.6)	2.2
Total intangible assets		$1,934.8	$(1,060.3)	$874.5
Amortization expense was $16.7 million and $15.8 million for the three months ended March 31, 2023 and 2022, respectively.
No impairments of intangible assets were recorded during the three months ended March 31, 2023 and 2022.

Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (“Greystone JV”), for which the Company owns a 40% interest, and CWVS Holding Limited ("Vanke JV"), for which the Company owns a 35% interest. In addition, the Company licensed certain of its trademarks to the Vanke JV and recognized royalty fee income for the three months ended March 31, 2023 and 2022 of $2.1 million and $2.4 million, respectively.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Greystone JV	$555.1	$550.8
Vanke JV	119.0	116.3
Other investments	11.6	10.2
Total Equity method investments	$685.7	$677.3
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Greystone JV	$8.4	$13.2
Vanke JV	2.2	2.0
Other investments	1.3	1.7
Total Earnings from equity method investments	$11.9	$16.9

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

There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022.
Interest Rate Derivative Instruments
In November 2022, the Company elected to terminate and monetize its five interest rate swap agreements designated as cash flow hedges with a notional value of $1.4 billion. Upon termination, the Company received a cash settlement of $62.9 million in exchange for its derivative asset. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements, which were scheduled to expire on August 21, 2025.
Additionally, in November 2022, the Company entered into three new interest rate swap agreements for a notional amount of $1.4 billion with an effective date of October 31, 2022, expiring on August 21, 2025. The Company immediately designated these derivative instruments as cash flow hedges.
As of March 31, 2023, the Company's active interest rate hedging instruments consist of three interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of March 31, 2023 related solely to these interest rate swaps and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2023 and December 31, 2022, there were $34.5 million and $48.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $24.2 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized losses of $2.6 million and unrealized losses of $1.0 million during the three months ended March 31, 2023. The Company recognized realized losses of $4.6 million, offset by unrealized gains of $0.7 million, during the three months ended March 31, 2022.
As of March 31, 2023 and December 31, 2022, the Company had 26 and 25 foreign currency exchange forward contracts outstanding covering a notional amount of $886.2 million and $886.6 million, respectively. As of March 31, 2023 and December 31, 2022, the Company has not posted, and does not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of March 31, 2023 and December 31, 2022 (in millions):

		March 31, 2023		December 31, 2022
	March 31, 2023	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,423.6	$—	$19.3	$—	$10.7
Non-designated:
Foreign currency forward contracts	$886.2	$0.6	$1.3	$2.8	$3.0
The fair value of interest rate swaps is included within Other non-current liabilities in the Condensed Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets, respectively. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended March 31, 2023
Interest rate cash flow hedges	$(48.7)	$8.8	$5.4	$(34.5)

Three Months Ended March 31, 2022
Interest rate cash flow hedges	$84.2	$(60.7)	$(9.5)	$14.0
Gains of $5.4 million and losses of $9.5 million were reclassified into earnings during the three months ended March 31, 2023 and 2022, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2023	December 31, 2022
Collateralized:
2018 First Lien Loan, due August 2025, net of unamortized discount and financing costs of $9.2 million and $19.1 million, respectively	$1,583.7	$2,573.9
2018 First Lien Loan, due January 2030, net of unamortized discount and financing costs of $15.0 million and $0.0 million, respectively	985.0	—
2020 Senior Secured Notes, net of unamortized financing costs of $7.4 million and $7.8 million, respectively	642.6	642.2
Finance lease liabilities	44.3	39.6
Notes payable to former stockholders	0.2	0.2
Total	3,255.8	3,255.9
Less: current portion of long-term debt	(27.8)	(44.2)
Total Long-term debt, net	$3,228.0	$3,211.7
2018 Credit Agreement
On August 21, 2018, the Company entered into an initial $3.5 billion credit agreement (as amended, the "2018 Credit Agreement"), comprised of an initial $2.7 billion senior secured term loan (the "2018 First Lien Loan") and an initial $810.0 million revolving credit facility (the "Revolver").
2018 First Lien Loan
Net proceeds from the 2018 First Lien Loan were $2.7 billion ($2.7 billion initial aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs).
On January 20, 2020, the Company refinanced the 2018 First Lien Loan under materially the same terms, incurring an additional $11.1 million in debt transaction costs.
On January 31, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the $2.6 billion aggregate principal amount outstanding under the 2018 First Lien Loan to January 31, 2030 (“2030 Tranche”), incurring an additional $15.3 million in debt transaction costs which will be capitalized and amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $16.9 million within Interest expense, net of interest income, consisting of $8.7 million in unamortized deferred financing costs and $8.2 million in certain new transaction costs paid to creditors. The Company also recognized $4.7 million of new transaction costs directly in Interest expense in the first quarter of 2023. The August 21, 2025 maturity date of the remaining $1.6 billion 2018 First Lien Loan (“2025 Tranche”) remains unchanged.

The 2018 First Lien Loan bears interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2023, the Company elected to use an annual rate equal to 1-month LIBOR plus 2.75% for the 2025 Tranche and elected to use an annual rate equal to 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche. As of March 31, 2023, the effective interest rate was 7.85% and 8.45% for the 2025 Tranche and 2030 Tranche of the 2018 First Lien Loan, respectively.
Commencing in September 2023, the 2018 Credit Agreement will require quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche of the 2018 First Lien Loan, including any incremental borrowings. All principal payments under the 2025 Tranche have been satisfied until maturity.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Company’s Revolver was undrawn as of March 31, 2023 and December 31, 2022.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of March 31, 2023.
Financial Covenant and Related Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio may not exceed 5.00 to 1.00. The 2018 Credit Agreement and the indenture governing the 2020 Notes impose certain operating and financial restrictions on the Company, and in the event of certain defaults, all of the Company’s borrowings would become immediately due and payable.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement and the indenture governing the 2020 Notes as of March 31, 2023 and December 31, 2022.

Note 10: Commitments and Contingencies
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
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, contingent liabilities recorded within Other current liabilities were $82.3 million and $76.9 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $43.7 million and $39.7 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, litigation matters, workers’ compensation and other medical claims. As of March 31, 2023 and December 31, 2022, E&O and other litigation claims were $39.7 million and $36.6 million, respectively, and workers’ compensation and medical claims liabilities were $86.3 million and $80.0 million, respectively.
The Company had insurance recoverable balances for E&O claims as of March 31, 2023 and December 31, 2022 totaling $7.9 million and $7.4 million, respectively.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 9 years and maximum potential future payments of approximately $42.3 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

Note 11: Related Party Transactions
Broker and Employee Receivables
As of March 31, 2023 and December 31, 2022, the Company had receivables from brokers and other employees of $69.4 million and $50.8 million, respectively, that are included in Prepaid expenses and other current assets, and $311.7 million and $271.7 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 12: Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:
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
Financial Instruments
The Company's financial instruments include cash and cash equivalents, trade and other receivables, a deferred purchase price ("DPP") receivable, restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents and restricted cash approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions. Due to the short-term nature of trade and other receivables, accounts payable and accrued expenses, and short-term borrowings, their carrying amount is considered to be the same as their fair value.

The estimated fair value of external debt was $3.2 billion and $3.2 billion as of March 31, 2023 and December 31, 2022, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.2 billion and $3.2 billion as of March 31, 2023 and December 31, 2022, respectively, which excludes debt issuance costs. See Note 9: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in millions):

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	29.7	29.7	—	—
Foreign currency forward contracts	0.6	—	0.6	—
Deferred purchase price receivable	318.0	—	—	318.0
Equity securities	11.7	11.7	—	—
Total	$361.0	$42.4	$0.6	$318.0
Liabilities
Deferred compensation plan liabilities	$31.2	$31.2	$—	$—
Foreign currency forward contracts	1.3	—	1.3	—
Interest rate swap agreements	19.3	—	19.3	—
Earn-out liabilities	29.3	—	—	29.3
Total	$81.1	$31.2	$20.6	$29.3

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	31.9	31.9	—	—
Foreign currency forward contracts	2.8	—	2.8	—
Deferred purchase price receivable	387.8	—	—	387.8
Equity securities	21.5	21.5	—	—
Total	$444.9	$54.3	$2.8	$387.8
Liabilities
Deferred compensation plan liabilities	$33.2	$33.2	$—	$—
Foreign currency forward contracts	3.0	—	3.0	—
Interest rate swap agreements	10.7	—	10.7	—
Earn-out liabilities	29.3	—	—	29.3
Total	$76.2	$33.2	$13.7	$29.3
There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2023 or year ended December 31, 2022. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2022.
Deferred Compensation Plans
Prior to 2017, the Company sponsored non-qualified deferred compensation plans for certain U.S. employees whereby the employee could defer a portion of employee compensation, which the Company would hold in trust, enabling the employees to defer tax on compensation until payment is made to them from the trust. These plans are frozen. Employee balances held in trust are at risk for any investment losses of the funds held in trust.

The Company adopted a new non-qualified deferred compensation plan on January 1, 2019. The plan allows certain highly-compensated employees to defer a portion of their compensation, enabling the employees to defer tax on compensation until payment is made. The Company has established a Rabbi Trust under which investments are held to fund payment of the liability of the deferred compensation plan. The investments of the Rabbi Trust consist of life insurance policies for which investment gains or losses are recognized based upon changes in cash surrender value that are driven by market performance.
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
Foreign Currency Forward Contracts and Interest Rate Swaps
The estimated fair value of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative instrument. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves (Level 2 inputs). Refer to Note 8: Derivative Financial Instruments and Hedging Activities for discussion of the fair value associated with these derivative assets and liabilities.
Deferred Purchase Price Receivable
The Company has a revolving trade accounts receivables securitization program, which it amends periodically (the “A/R Securitization”). Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables and collections on previously transferred receivables. The fair value is principally based on the face amount of receivables, adjusted for estimated credit losses and discounted at an appropriate market rate. Changes in the DPP receivable attributed to changes in estimates for credit losses have been and are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. The DPP receivable is included in Other non-current assets in the Condensed Consolidated Balance Sheets. Refer to Note 13: Accounts Receivable Securitization for more information.
Earn-out Liabilities
The Company has various contractual obligations associated with the acquisition of several real estate service companies in the United States, Australia, Canada and Europe, including contingent consideration, comprised of earn-out payments to the sellers subject to achievement of certain performance criteria in accordance with the terms and conditions set forth in the respective purchase agreements. An increase to a probability of achievement would result in a higher fair value measurement of the earn-out liability.
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2023, the Company had the potential to make a maximum of $32.5 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 7 years.
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

The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2023	2022
Balance as of January 1,	$29.3	$21.4
Purchases/additions	—	2.0
Net change in fair value and other adjustments	—	(0.5)
Payments	—	(0.1)
Balance as of March 31,	$29.3	$22.8
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
In October 2021, the Company made a strategic investment of $150.0 million in WeWork. As quoted market prices for identical assets are available, this investment is classified as a Level 1 investment, and mark to market gains and losses are recognized on a recurring basis. As of March 31, 2023 and December 31, 2022, the fair value of WeWork of $11.7 million and $21.5 million, respectively, is included in Other non-current assets in the Consolidated Balance Sheets.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of March 31, 2023 and December 31, 2022, investments in early stage proptech companies had a fair value of approximately $46.7 million and $42.4 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds are fair valued using the net asset value ("NAV") per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of March 31, 2023 and December 31, 2022, investments in real estate venture capital funds had a fair value of approximately $81.2 million and $82.8 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other expense, net, in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023, the Company recognized an unrealized loss of $9.8 million related to our investment in WeWork and unrealized losses of $0.9 million from other real estate investments. During the three months ended March 31, 2022, the Company recognized an unrealized loss of $26.7 million related to our investment in WeWork, offset by unrealized gains of $5.2 million from other real estate investments.

Note 13: Accounts Receivable Securitization
Under the A/R Securitization, certain of the Company’s wholly-owned subsidiaries continuously sell (or contribute) receivables to certain wholly-owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the "Purchaser”). Although the special purpose entities are wholly-owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to have liabilities satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company.

All transactions under the A/R Securitization are accounted for as a true sale in accordance with ASC Topic 860, Transfers and Servicing ("Topic 860"). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the consolidated balance sheet. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with Topic 860. Any financial statement impact associated with the servicing liability was immaterial for all periods presented.
This A/R Securitization program allows the Company to receive a cash payment and a DPP receivable for sold receivables. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the three months ended March 31, 2023 and 2022, receivables sold under the A/R Securitization were $689.2 million and $344.4 million, respectively, and cash collections from customers on receivables sold were $672.5 million and $316.9 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2023 and December 31, 2022, the outstanding principal on receivables sold under the A/R Securitization was $424.6 million and $407.9 million, respectively.
This A/R Securitization program also gives the Company access to up to a $200.0 million credit investment limit. As of March 31, 2023 and December 31, 2022 the Company had $90.0 million and $0.0 million, respectively, drawn on the investment limit. The A/R Securitization matures on June 20, 2023, unless extended or an earlier termination event occurs, and the Company currently intends to extend the A/R Securitization program.
Refer to Note 12: Fair Value Measurements for additional discussion on the fair value of the DPP receivable as of March 31, 2023 and December 31, 2022.

Note 14: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$459.6	$644.5
Restricted cash recorded in Prepaid expenses and other current assets	70.9	74.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$530.5	$719.0
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for:
Interest	$48.8	$28.5
Income taxes	16.5	12.5
Operating leases	30.1	31.3
Non-cash investing/financing activities:
Property and equipment additions through finance leases	11.0	5.0
Deferred and contingent payment obligation incurred through acquisitions	—	2.0
Increase in beneficial interest in a securitization	19.7	32.3
Right of use assets obtained through operating leases	22.9	14.8

Note 15: Subsequent Events
The Company has evaluated subsequent events through May 4, 2023, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
As discussed in “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.

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

Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2022 in Part I, Item 1A.
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “strives,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “goal,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 in Part I, Item 1A. We believe that these factors include, but are not limited to:
•disruptions in general macroeconomic conditions and global and regional demand for commercial real estate;
•our ability to attract and retain members of our senior management and qualified revenue producing employees;
•disruptions to our business and to our clients' businesses caused by COVID-19;
•the inability of our acquisitions and joint ventures to perform as expected and the unavailability of similar future opportunities;
•our ability to preserve, grow and leverage the value of our brand;
•the concentration of business with corporate clients;
•our ability to appropriately address actual or perceived conflicts of interest;

•our ability to maintain and execute information technology strategies, maintain the security of our information and adapt to changes in technology;
•interruption or failure of our information technology, communications systems or data services;
•our vulnerability to material breaches related to our information technology;
•our ability to comply with current and future data privacy regulations and other confidentiality obligations;
•the extent to which natural disasters, global health crises, building defects, terrorist attacks and mass shootings may disrupt our ability to manage client properties;
•the potential impairment of our goodwill and other intangible assets;
•our ability to comply with new laws or regulations or changes in existing laws or regulations and to make correct determinations in complex tax regimes;
•our ability to execute on our strategy for operational efficiency;
•the seasonality of significant portions of our revenue and cash flow;
•the failure of third parties to comply with contract, regulatory or legal requirements;
•risks associated with the effects of climate change and ability to achieve our sustainability goals;
•the possibility that we may be subject to environmental liability as a result of our role as a real estate services provider;
•our ability to compete globally, regionally and locally;
•social, political and economic risks in different countries as well as foreign currency volatility;
•the ability of our Principal Shareholders to exert significant influence over us;
•the effects from either us or our existing shareholders selling a large number of ordinary shares in the market;
•our intention or ability to pay cash dividends on our ordinary shares;
•uncertainties related to the timing and amount of any potential share repurchases;
•the operating and financial restrictions that our 2018 Credit Agreement and the indenture governing the 2020 Notes impose on us and the possibility that in an event of default all of our borrowings may become immediately payable;
•our substantial indebtedness;
•the potential that we may incur more debt;
•our ability to generate sufficient cash flow from operations to satisfy our debt service obligations;
•risks related to litigation;
•the fact that the rights of our shareholders differ in certain respects from the rights typically offered to shareholders of a Delaware corporation;
•the fact that U.S. investors may have difficulty enforcing liabilities against us or be limited in their ability to bring a claim in a judicial forum they find favorable in the event of a dispute;
•the possibility that English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others or require shareholder approval for certain capital structure decisions; and
•the other risk factors set forth elsewhere in this Quarterly Report and under Item 1A of Part I of our 2022 Annual Report on Form 10-K.
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

Recent Developments and Outlook
First Quarter 2023 Results:
•Revenue of $2.2 billion and service line fee revenue of $1.5 billion for the first quarter of 2023 decreased 4% and 12%, respectively, from the first quarter of 2022.
◦Property, facilities and project management grew 7%, with growth in the Americas and APAC.
◦Leasing and Capital markets declined 20% and 51%, respectively.
•Net loss and loss per share for the first quarter of 2023 were $76.4 million and $0.34, respectively.
◦Adjusted EBITDA of $60.9 million was down 72% from the first quarter of 2022.
Macroeconomic Trends and Uncertainties
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit. During the first quarter of 2023, demand for our services was negatively impacted by macroeconomic challenges, including the overall inflationary environment, increasing interest rates, levels of business confidence, ongoing volatility within global capital and credit markets, pressures on the global banking system, and volatility in currency exchange rates. In particular, lower transaction volumes, which was driven by many of our clients being unable to procure credit or financing on favorable terms due to uncertainty around interest rates, led to declines in our Capital markets, Leasing, and Valuation and other service lines.
A protracted continuation or further deterioration of these macroeconomic conditions, as well as future uncertainty or weakness in the credit markets, including as a result of any further interest rate increases or increasing pressures on the global banking industry, could further affect commercial real estate transaction volumes and pricing. Clients may continue to delay real estate transaction decisions until property values and economic conditions settle, which could reduce the commissions and fees we earn for brokering those transactions. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.
While the degree to which the Company will continue to be affected by these macroeconomic challenges largely depends on the nature and duration of uncertain and unpredictable events, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements with operating cash flows and, as necessary, cash on hand and availability under our revolving credit facility. As discussed in “Liquidity and Capital Resources” below, the Company had liquidity of approximately $1.6 billion as of March 31, 2023, comprising of cash and cash equivalents of $0.5 billion and an undrawn revolving credit facility of $1.1 billion. In addition, we have access to a credit investment limit through our A/R Securitization program.
Recent Regulatory Developments
The Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Most recently, the OECD announced a consensus around further changes in traditional international tax principles (“BEPS 2.0”) to address, among other things, the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On July 20, 2022, following the Pillar 2 directive, the UK formally proposed legislation to transpose the Pillar 2 directive into domestic law for years beginning after December 31, 2023. That law remains in proposed form and is expected to become law by December 31, 2023. The EU and other countries are taking similar actions. As a company organized in England and Wales, we are evaluating developments to determine whether Pillar 2 will materially impact our financial position in the future. Any material change in tax laws or policies, or their interpretation, resulting from BEPS, BEPS 2.0, or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies or estimates as of March 31, 2023.
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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, changes in interest rates, inflation, pressure on the global banking system, the impact of tax and regulatory policies, the cost and availability of credit, changes in employment rates, demand for commercial real estate, and the geopolitical environment including the Russia-Ukraine conflict.
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

Additionally, outside of the U.S., we generate earnings in other currencies and are subject to fluctuations relative to the U.S. dollar (“USD”). As we continue to grow our international operations, these currency fluctuations, most notably the Australian dollar, euro and British pound sterling, have the potential to positively or adversely affect our operating results measured in USD. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
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
ii.Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin; and
iii.Local currency.
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
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives, cost savings initiatives, and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$896.8	$840.9	7%	8%
Leasing	362.5	454.7	(20)%	(19)%
Capital markets	142.8	288.9	(51)%	(50)%
Valuation and other	101.9	120.3	(15)%	(12)%
Total service line fee revenue(1)	1,504.0	1,704.8	(12)%	(10)%
Gross contract reimbursables(2)	745.3	626.2	19%	20%
Total revenue	$2,249.3	$2,331.0	(4)%	(2)%

Costs and expenses:
Cost of services provided to clients	$1,162.3	$1,234.3	(6)%	(4)%
Cost of gross contract reimbursables	745.3	626.2	19%	20%
Total costs of services	1,907.6	1,860.5	3%	4%
Operating, administrative and other	315.9	293.4	8%	10%
Depreciation and amortization	36.9	40.6	(9)%	(8)%
Restructuring, impairment and related charges	7.2	1.2	n.m.	n.m.
Total costs and expenses	2,267.6	2,195.7	3%	5%
Operating (loss) income	(18.3)	135.3	n.m.	n.m.
Interest expense, net of interest income	(76.8)	(43.2)	78%	81%
Earnings from equity method investments	11.9	16.9	(30)%	(29)%
Other expense, net	(6.0)	(32.9)	(82)%	(84)%
(Loss) earnings before income taxes	(89.2)	76.1	n.m.	n.m.
(Benefit from) provision for income taxes	(12.8)	30.6	n.m.	n.m.
Net (loss) income	$(76.4)	$45.5	n.m.	n.m.
Net (loss) income margin	(3.4)%	2.0%

Adjusted EBITDA	$60.9	$214.4	(72)%	(71)%
Adjusted EBITDA margin(3)	4.0%	12.6%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(76.4)	$45.5
Add/(less):
Depreciation and amortization	36.9	40.6
Interest expense, net of interest income	76.8	43.2
(Benefit from) provision for income taxes	(12.8)	30.6
Unrealized loss on investments, net(1)	10.7	21.5
Integration and other costs related to merger(2)	2.4	3.6
Pre-IPO stock-based compensation	—	0.7
Acquisition related costs and efficiency initiatives(3)	6.6	17.2
Cost savings initiatives(4)	15.0	—
Other(5)	1.7	11.5
Adjusted EBITDA	$60.9	$214.4
(1) Represents net unrealized losses on fair value investments during the three months ended March 31, 2023 and 2022 primarily related to our investment in WeWork.
(2) Integration and other costs related to merger reflects the non-cash amortization expense of certain merger related retention awards that will be amortized through 2026, and the non-cash amortization expense of merger related deferred rent and tenant incentives which will be amortized through 2028.
(3) Includes internal and external consulting costs incurred to implement certain distinct operating efficiency initiatives which include significant company-wide changes to realign our organization to allow the Company to be a more agile partner to its clients, and vary in frequency, amount and occurrence based on factors specific to each initiative. In addition, this includes certain direct costs incurred in connection with acquiring businesses.
(4) Cost savings initiatives primarily reflects severance and employment related costs actioned in 2023 to reduce headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment.
(5) Other primarily includes non-cash stock-based compensation expense associated with certain one-time retention awards. For the three months ended March 31, 2022, Other includes a loss of $13.8 million related to the disposal of operations in Russia.

Below is a summary of Total costs and expenses (in millions):

	Three Months Ended March 31,
	2023	2022
Americas Fee-based operating expenses	$1,029.4	$1,086.7
EMEA Fee-based operating expenses	186.1	200.5
APAC Fee-based operating expenses	247.0	222.8
Cost of gross contract reimbursables	745.3	626.2
Segment operating expenses	2,207.8	2,136.2
Depreciation and amortization	36.9	40.6
Integration and other costs related to merger(1)	2.4	3.6
Pre-IPO stock-based compensation	—	0.7
Acquisition related costs and efficiency initiatives(2)	6.6	17.2
Cost savings initiatives(3)	15.0	—
Other	(1.1)	(2.6)
Total costs and expenses	$2,267.6	$2,195.7
(1) Integration and other costs related to merger reflects the non-cash amortization expense of certain merger related broker retention awards that will be amortized through 2026, and the non-cash amortization expense of merger related deferred rent and tenant incentives which will be amortized through 2028.
(2) Includes internal and external consulting costs incurred to implement certain distinct operating efficiency initiatives which include significant company-wide changes to realign our organization to allow the Company to be a more agile partner to its clients, and vary in frequency, amount and occurrence based on factors specific to each initiative. In addition, this includes certain direct costs incurred in connection with acquiring businesses.
(3) Cost savings initiatives primarily reflects severance and employment related costs actioned in 2023 to reduce headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenue
Revenue of $2.2 billion decreased $81.7 million or 4% compared to the three months ended March 31, 2022, primarily driven by the Americas, which decreased 4%. This decline was principally driven by a 32% reduction in brokerage revenue, as a challenging macroeconomic environment continues to adversely affect commercial real estate transaction volumes and occupier decision making. Valuation and other also declined 15% as a result of lower activity in our valuation business, stemming from a slowdown in transactions. In addition, we experienced unfavorable movements in foreign currency of $32.4 million or 2% compared to the first quarter of 2022 as a result of a stronger USD. Partially offsetting these trends was the continued growth of our Property, facilities and project management service line, namely our facilities management and project management businesses, and Gross contract reimbursables revenue, which were up 7% and 19%, respectively.
Costs of services
Costs of services of $1.9 billion increased $47.1 million or 3% compared to the three months ended March 31, 2022. Cost of services provided to clients decreased 6% principally due to lower commissions as a result of lower brokerage revenue. Cost of gross contract reimbursables increased 19% driven by the continued growth of our Property, facilities and project management service line.
Operating, administrative and other
Operating, administrative and other expenses of $315.9 million increased by $22.5 million or 8% compared to the three months ended March 31, 2022, primarily due to higher employment costs.
Restructuring, impairment and related charges
Restructuring, impairment and related charges were $7.2 million, an increase of $6.0 million compared to the three months ended March 31, 2022. This increase principally reflects the increase in severance and employment-related costs and impairment charges as a result of cost savings initiatives implemented in late 2022 and early 2023, including a reduction in headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment.
Interest expense, net of interest income
Interest expense, net of interest income of $76.8 million increased $33.6 million or 78% compared to the three months ended March 31, 2022, primarily related to the refinancing of a portion of the borrowings under our 2018 Credit Agreement in January 2023 (see Note 9: Long-Term Debt and Other Borrowings in the Notes to the Condensed Consolidated Financial Statements for further information). In connection with this refinancing transaction, the Company recognized a loss on debt extinguishment of $16.9 million, consisting of unamortized deferred financing costs and certain new transaction costs paid to creditors, as well as $4.7 million of new transaction costs expensed directly in the first quarter of 2023. The increase in interest expense was also partially driven by higher variable interest rates on our debt compared to the first quarter of 2022.
Earnings from equity method investments
Earnings from equity method investments of $11.9 million decreased by $5.0 million compared to the three months ended March 31, 2022, primarily due to a decline in earnings recognized from our equity method investment with Greystone due to lower lending volumes.
Other expense, net
Other expense of $6.0 million decreased by $26.9 million or 82% compared to the three months ended March 31, 2022, principally driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork. In addition, the Company recognized a loss of $13.8 million in the first quarter of 2022 related to the disposal of our operations in Russia.

(Benefit from) provision for income taxes
Benefit from income taxes for the first quarter of 2023 was $12.8 million on a loss before income taxes of $89.2 million. For the first quarter of 2022, the provision for income taxes was $30.6 million on earnings before income taxes of $76.1 million. The decrease in income tax expense was primarily driven by lower earnings, the utilization of net operating losses and foreign tax credits in 2023 and changes in the jurisdictional mix of earnings, resulting in an effective tax rate of 14.3% for the three months ended March 31, 2023.
Net (loss) income and Adjusted EBITDA
Net loss of $76.4 million during the three months ended March 31, 2023 principally reflects the decline in Leasing and Capital markets revenue of 20% and 51%, respectively, as well as lower volumes in our Greystone equity method investment. Additionally, higher operating expenses as a result of prior year investments and cost inflation, and a loss on debt extinguishment also contributed to the year over year decline.
Adjusted EBITDA of $60.9 million decreased by $153.5 million or 72%, driven by the same factors impacting Net loss discussed above, with the exception of the loss on debt extinguishment.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflect revenue paid by clients which have substantially no margin. Our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, and other non-recurring items.

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$628.4	$591.1	6%	7%
Leasing	295.4	368.2	(20)%	(20)%
Capital markets	118.8	241.3	(51)%	(51)%
Valuation and other	33.0	47.3	(30)%	(29)%
Total service line fee revenue(1)	1,075.6	1,247.9	(14)%	(14)%
Gross contract reimbursables(2)	644.4	537.4	20%	20%
Total revenue	$1,720.0	$1,785.3	(4)%	(3)%

Costs and expenses:
Americas Fee-based operating expenses	$1,029.4	$1,086.7	(5)%	(5)%
Cost of gross contract reimbursables	644.4	537.4	20%	20%
Segment operating expenses	$1,673.8	$1,624.1	3%	3%

Net (loss) income	$(40.5)	$57.1	n.m.	n.m.

Adjusted EBITDA	$56.7	$176.1	(68)%	(68)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Americas revenue in the first quarter of 2023 was $1.7 billion, a decrease of $65.3 million or 4% from the first quarter of 2022. This decline was principally driven by lower Leasing and Capital markets revenue which were down 20% and 51%, respectively, due to a less constructive macroeconomic environment which resulted in lower transaction volumes. Valuation and other also declined 30% as a result of lower activity in our valuation business, stemming from a slowdown in transactions. Partially offsetting these declines was growth in Property, facilities and project management revenue and Gross contract reimbursables of 6% and 20%, respectively.
Fee-based operating expenses of $1.0 billion decreased 5% principally due to lower commissions expense associated with lower brokerage revenue.
Adjusted EBITDA of $56.7 million decreased $119.4 million or 68%, primarily driven by declines in Leasing and Capital markets revenue, a decline in earnings from our equity method investment with Greystone due to lower lending volumes, and higher operating expenses as a result of prior year investments and cost inflation.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$86.8	$93.6	(7)%	(2)%
Leasing	40.3	49.3	(18)%	(14)%
Capital markets	13.6	28.8	(53)%	(50)%
Valuation and other	42.2	43.7	(3)%	4%
Total service line fee revenue(1)	182.9	215.4	(15)%	(10)%
Gross contract reimbursables(2)	22.3	22.3	0%	7%
Total revenue	$205.2	$237.7	(14)%	(8)%

Costs and expenses:
EMEA Fee-based operating expenses	$186.1	$200.5	(7)%	(1)%
Cost of gross contract reimbursables	22.3	22.3	0%	6%
Segment operating expenses	$208.4	$222.8	(6)%	0%

Net loss	$(24.3)	$(20.3)	20%	3%

Adjusted EBITDA	$(2.1)	$16.7	n.m.	n.m.
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended March 31, 2023 compared to the three months ended March 31, 2022
EMEA revenue in the first quarter of 2023 was $205.2 million, a decrease of $32.5 million or 14% from the first quarter of 2022. Excluding the unfavorable impact of foreign currency of $14.0 million, EMEA revenue declined by 8% on a local currency basis. The decline was principally driven by lower Leasing and Capital markets revenue which were down 14% and 50%, respectively, on a local currency basis, due to a less constructive macroeconomic environment which resulted in lower transaction volumes. Partially offsetting these declines was growth in Valuation and other of 4% on a local currency basis.
Fee-based operating expenses of $186.1 million decreased 1% on a local currency basis principally due to lower variable costs associated with revenue decreases in our Property, facilities and project management service line.
Adjusted EBITDA was a loss of $2.1 million, a decline of $18.8 million compared to the first quarter of 2022, primarily driven by lower brokerage activity and lower revenue in Property, facilities and project management.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$181.6	$156.2	16%	20%
Leasing	26.8	37.2	(28)%	(23)%
Capital markets	10.4	18.8	(45)%	(42)%
Valuation and other	26.7	29.3	(9)%	(4)%
Total service line fee revenue(1)	245.5	241.5	2%	6%
Gross contract reimbursables(2)	78.6	66.5	18%	27%
Total revenue	$324.1	$308.0	5%	10%

Costs and expenses:
APAC Fee-based operating expenses	$247.0	$222.8	11%	16%
Cost of gross contract reimbursables	78.6	66.5	18%	26%
Segment operating expenses	$325.6	$289.3	13%	18%

Net (loss) income	$(11.6)	$8.7	n.m.	n.m.

Adjusted EBITDA	$6.3	$21.6	(71)%	(69)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended March 31, 2023 compared to the three months ended March 31, 2022
APAC revenue in the first quarter of 2023 was $324.1 million, an increase of $16.1 million or 5% from the first quarter of 2022. Excluding the unfavorable impact of foreign currency of $13.9 million, APAC revenue increased 10% on a local currency basis. Revenue growth in Property, facilities and project management of 20%, on a local currency basis, was partially offset by declines in Leasing and Capital markets revenue of 23% and 42%, respectively, on a local currency basis, primarily due to a less constructive macroeconomic environment which resulted in lower transaction volumes.
Fee-based operating expenses of $247.0 million increased 16% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line.
Adjusted EBITDA of $6.3 million decreased $15.3 million, primarily driven by declines in Leasing and Capital markets revenue and government subsidies in the prior year.

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
We have historically relied on our operating cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our operating cash flow is seasonal—typically lowest in the first quarter of the year, when revenue is lowest, and greatest in the fourth quarter of the year, when revenue is highest. The seasonal nature of our operating cash flow can result in a mismatch with funding needs, which we manage using available cash on hand and, as necessary, borrowings under our revolving credit facility or A/R Securitization program.
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
As of March 31, 2023, the Company had $1.6 billion of liquidity, consisting of cash and cash equivalents of $0.5 billion and availability on our undrawn revolving credit facility of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the three months ended March 31, 2023 was $10.0 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. This program also gives the Company access to a $200.0 million credit investment limit. As of March 31, 2023, the Company had $90.0 million drawn on the investment limit. The A/R Securitization terminates on June 20, 2023, unless extended or an earlier termination event occurs, and we currently intend to extend the program. Refer to Note 13: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Historical Cash Flows

	Three Months Ended March 31,
Cash Flow Summary	2023	2022
Net cash used in operating activities	$(221.5)	$(158.2)
Net cash provided by investing activities	73.3	36.3
Net cash used in financing activities	(42.8)	(35.9)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	2.5	(4.3)
Total change in cash, cash equivalents and restricted cash	$(188.5)	$(162.1)
Operating Activities
We used $221.5 million of cash for operating activities during the three months ended March 31, 2023, an increase of $63.3 million compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, we used net working capital for operations of $243.0 million, a decrease of $43.6 million compared to the three months ended March 31, 2022. The reduction in our use of net working capital was principally driven by decreases in trade receivables as a result of brokerage revenue declines and lower commission payments. In addition, the lower use of cash flows from operating activities was driven by a decline in net (loss) income of $121.9 million.

Investing Activities
We generated $73.3 million of cash from investing activities during the three months ended March 31, 2023, which primarily reflects a $90.0 million draw on the investment limit under our A/R Securitization program, offset by capital expenditures of $10.0 million and investments in equity securities of $4.8 million.
Financing Activities
We used $42.8 million of cash for financing activities during the three months ended March 31, 2023, an increase of $6.9 million from the prior year period, primarily driven by debt issuance costs associated with the refinancing of a portion of the borrowings under our 2018 Credit Agreement in January 2023, partially offset by lower net settlement of equity awards for payment of employee related taxes.

Indebtedness
Refer to Note 9: Long-Term Debt and Other Borrowings and Note 8: Derivative Financial Instruments and Hedging Activities of the Notes to the Condensed Consolidated Financial Statements for further discussion.

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
Interest Rate Risk
We are exposed to interest rate volatility with regard to our 2018 First Lien Loan and revolving credit facility. We manage this interest rate risk by entering into interest rate derivative agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates.
Our 2018 First Lien Loan bears interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2023, we elected to use an annual rate equal to 1-month LIBOR plus 2.75% for the 2025 Tranche and elected to use an annual rate equal to 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche. Our 2020 Notes bear interest at an annual fixed rate of 6.75%.
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
Foreign Exchange Risk
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. Refer to the discussion of international operations included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.

Our foreign exchange risk management strategy is achieved by establishing local operations in the markets that we serve, invoicing customers in the same currency in which costs are incurred and the use of derivative financial instruments such as foreign currency forward contracts. Translating expenses incurred in foreign currencies into USD offsets the impact of translating revenue earned in foreign currencies into USD. We enter into forward foreign currency exchange contracts to manage currency risks associated with intercompany transactions and cash management.
Refer to Note 8: Derivative Financial Instruments and Hedging Activities of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate and foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act") require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2023 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Note 10: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report for information regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Amendment No. 4 to the Credit Agreement, dated as of January 31, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, the other lenders party thereto, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors party	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2023
10.2	Offer Letter, effective as of January 1, 2022, by and between Cushman & Wakefield Global, Inc. and Andrew McDonald*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021
10.3	Form of 2023 Restricted Stock Unit Grant Agreement*	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

* Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: May 4, 2023
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)