Form 10-Q
period 2023-06-30
Cushman & Wakefield plc
filed 2023-08-01
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 26, 2023, 227,150,581 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
June 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data)	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$502.3	$644.5
Trade and other receivables, net of allowance of $82.2 and $88.2, as of June 30, 2023 and December 31, 2022, respectively	1,336.1	1,462.4
Income tax receivable	144.8	55.4
Short-term contract assets, net	374.6	358.2
Prepaid expenses and other current assets	266.8	246.3
Total current assets	2,624.6	2,766.8
Property and equipment, net	166.0	172.6
Goodwill	2,073.3	2,065.5
Intangible assets, net	841.0	874.5
Equity method investments	681.9	677.3
Deferred tax assets	57.1	58.6
Non-current operating lease assets	345.8	358.0
Other non-current assets	850.4	976.0
Total assets	$7,640.1	$7,949.3

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$36.7	$49.8
Accounts payable and accrued expenses	1,125.2	1,199.0
Accrued compensation	694.7	916.5
Income tax payable	55.4	33.1
Other current liabilities	211.3	192.0
Total current liabilities	2,123.3	2,390.4
Long-term debt, net	3,226.4	3,211.7
Deferred tax liabilities	56.3	57.2
Non-current operating lease liabilities	324.3	334.6
Other non-current liabilities	287.8	293.3
Total liabilities	6,018.1	6,287.2
Commitments and contingencies (see Note 10)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 227,130,455 and 225,780,535 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	22.7	22.6
Additional paid-in capital	2,929.8	2,911.5
Accumulated deficit	(1,153.1)	(1,081.8)
Accumulated other comprehensive loss	(178.0)	(191.0)
Total equity attributable to the Company	1,621.4	1,661.3
Non-controlling interests	0.6	0.8
Total equity	1,622.0	1,662.1
Total liabilities and shareholders' equity	$7,640.1	$7,949.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue	$2,406.0	$2,612.6	$4,655.3	$4,943.6
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,978.1	2,077.5	3,885.7	3,938.0
Operating, administrative and other	328.9	317.5	644.8	610.9
Depreciation and amortization	35.7	39.7	72.6	80.3
Restructuring, impairment and related charges	7.0	1.3	14.2	2.5
Total costs and expenses	2,349.7	2,436.0	4,617.3	4,631.7
Operating income	56.3	176.6	38.0	311.9
Interest expense, net of interest income	(57.9)	(46.1)	(134.7)	(89.3)
Earnings from equity method investments	12.8	17.5	24.7	34.4
Other expense, net	(4.8)	(25.0)	(10.8)	(57.9)
Earnings (loss) before income taxes	6.4	123.0	(82.8)	199.1
Provision for (benefit from) income taxes	1.3	25.8	(11.5)	56.4
Net income (loss)	$5.1	$97.2	$(71.3)	$142.7

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.02	$0.43	$(0.31)	$0.63
Weighted average shares outstanding for basic earnings (loss) per share	227.1	225.6	226.7	225.1
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.02	$0.43	$(0.31)	$0.62
Weighted average shares outstanding for diluted earnings (loss) per share	227.1	228.0	226.7	228.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$5.1	$97.2	$(71.3)	$142.7
Other comprehensive income (loss), net of tax:
Designated hedge gains	25.8	21.9	11.6	91.5
Defined benefit plan actuarial losses	(0.8)	(1.0)	(1.2)	(2.7)
Foreign currency translation	(1.4)	(82.2)	2.6	(89.3)
Total other comprehensive income (loss)	23.6	(61.3)	13.0	(0.5)
Total comprehensive income (loss)	$28.7	$35.9	$(58.3)	$142.2
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2023 and 2022
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2023	227.0	$22.7	$2,916.1	$(1,158.2)	$34.5	$(196.6)	$(39.5)	$(201.6)	$1,579.0	$0.5	$1,579.5
Net income	—	—	—	5.1	—	—	—	—	5.1	—	5.1
Stock-based compensation	—	—	13.9	—	—	—	—	—	13.9	—	13.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	(0.2)	—	—	—	—	—	(0.2)	—	(0.2)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	34.4	—	—	34.4	34.4	—	34.4
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(8.6)	—	—	(8.6)	(8.6)	—	(8.6)
Foreign currency translation	—	—	—	—	—	(1.4)	—	(1.4)	(1.4)	—	(1.4)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.8)	(0.8)	(0.8)	—	(0.8)
Other activity	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2023	227.1	$22.7	$2,929.8	$(1,153.1)	$60.3	$(198.0)	$(40.3)	$(178.0)	$1,621.4	$0.6	$1,622.0

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2022	225.5	$22.6	$2,880.0	$(1,232.7)	$(14.0)	$(111.6)	$(6.6)	$(132.2)	$1,537.7	$0.8	$1,538.5
Net income	—	—	—	97.2	—	—	—	—	97.2	—	97.2
Stock-based compensation	—	—	11.6	—	—	—	—	—	11.6	—	11.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	0.4	—	—	—	—	—	0.4	—	0.4
Unrealized gain on hedging instruments	—	—	—	—	14.5	—	—	14.5	14.5	—	14.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	7.4	—	—	7.4	7.4	—	7.4
Foreign currency translation	—	—	—	—	—	(82.2)	—	(82.2)	(82.2)	—	(82.2)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.0)	(1.0)	(1.0)	—	(1.0)
Balance as of June 30, 2022	225.7	$22.6	$2,892.0	$(1,135.5)	$7.9	$(193.8)	$(7.6)	$(193.5)	$1,585.6	$0.8	$1,586.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2023 and 2022
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(71.3)	—	—	—	—	(71.3)	—	(71.3)
Stock-based compensation	—	—	25.2	—	—	—	—	—	25.2	—	25.2
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.3	0.1	(6.9)	—	—	—	—	—	(6.8)	—	(6.8)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	25.6	—	—	25.6	25.6	—	25.6
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(14.0)	—	—	(14.0)	(14.0)	—	(14.0)
Foreign currency translation	—	—	—	—	—	2.6	—	2.6	2.6	—	2.6
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.2)	(1.2)	(1.2)	—	(1.2)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2023	227.1	$22.7	$2,929.8	$(1,153.1)	$60.3	$(198.0)	$(40.3)	$(178.0)	$1,621.4	$0.6	$1,622.0

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	142.7	—	—	—	—	142.7	—	142.7
Stock-based compensation	—	—	20.3	—	—	—	—	—	20.3	—	20.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.0	0.2	(24.9)	—	—	—	—	—	(24.7)	—	(24.7)
Unrealized gain on hedging instruments	—	—	—	—	75.2	—	—	75.2	75.2	—	75.2
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	16.9	—	—	16.9	16.9	—	16.9
Foreign currency translation	—	—	—	—	—	(89.3)	—	(89.3)	(89.3)	—	(89.3)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(2.7)	(2.7)	(2.7)	—	(2.7)
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	—	(0.6)
Balance as of June 30, 2022	225.7	$22.6	$2,892.0	$(1,135.5)	$7.9	$(193.8)	$(7.6)	$(193.5)	$1,585.6	$0.8	$1,586.4
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities
Net (loss) income	$(71.3)	$142.7
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	72.6	80.3
Impairment charges	2.1	0.1
Unrealized foreign exchange gain	(3.5)	(9.7)
Stock-based compensation	25.3	20.5
Lease amortization	48.5	49.8
Loss on debt extinguishment	8.7	—
Amortization of debt issuance costs	3.9	3.5
Earnings from equity method investments, net of dividends received	(10.4)	(21.9)
Change in deferred taxes	(4.1)	(38.7)
Provision for loss on receivables and other assets	1.8	9.9
Loss on disposal of business	1.4	14.0
Unrealized loss on equity securities, net	18.9	48.8
Other operating activities, net	9.4	(6.8)
Changes in assets and liabilities:
Trade and other receivables	114.4	(159.6)
Income taxes payable	(67.4)	(54.1)
Short-term contract assets and Prepaid expenses and other current assets	(19.2)	(146.9)
Other non-current assets	(38.7)	(94.9)
Accounts payable and accrued expenses	(72.2)	13.1
Accrued compensation	(227.7)	(85.0)
Other current and non-current liabilities	(30.8)	(11.4)
Net cash used in operating activities	(238.3)	(246.3)
Cash flows from investing activities
Payment for property and equipment	(20.6)	(30.5)
Acquisitions of businesses, net of cash acquired	—	(19.2)
Investments in equity securities and equity method joint ventures	(5.5)	(18.3)
Return of beneficial interest in a securitization	(40.0)	—
Collection on beneficial interest in a securitization	210.0	80.0
Other investing activities, net	1.5	(9.4)
Net cash provided by investing activities	145.4	2.6
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(7.4)	(26.6)
Payment of deferred and contingent consideration	(12.6)	(0.1)
Proceeds from borrowings	1,000.0	—
Repayment of borrowings	(1,000.0)	(13.3)
Debt issuance costs	(23.5)	—
Payment of finance lease liabilities	(13.6)	(7.7)
Other financing activities, net	2.1	2.4
Net cash used in financing activities	(55.0)	(45.3)

Change in cash, cash equivalents and restricted cash	(147.9)	(289.0)
Cash, cash equivalents and restricted cash, beginning of the period	719.0	890.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	1.7	(18.6)
Cash, cash equivalents and restricted cash, end of the period	$572.8	$582.7

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited condensed consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc and its subsidiaries (“Cushman & Wakefield,” the “Company,” “we,” “our” and "us”) for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial statement presentation have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K for further discussion of the Company's accounting policies and estimates.
Due to seasonality, the results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
The Company has adopted the following new accounting pronouncements:
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts, and ASU 2021-01 and ASU 2022-06 amended the scope and deferred the sunset date of ASU 2020-04, respectively. During the second quarter of 2023, the Company elected the optional expedient for modifications of debt contracts, which did not have a significant impact on our financial statements and related disclosures. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
SEC Staff Bulletins
In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. The ASU does not provide any new guidance so there is no transition or effective date associated with it and therefore, the Company adopted the ASU with no impact to our financial statements and related disclosures.

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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
Summarized financial information by segment is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Total revenue
Americas	$1,836.5	$2,011.4	(9)%	$3,556.7	$3,796.8	(6)%
EMEA	239.9	271.9	(12)%	445.2	509.5	(13)%
APAC	329.6	329.3	0%	653.4	637.3	3%
Total revenue	$2,406.0	$2,612.6	(8)%	$4,655.3	$4,943.6	(6)%

Adjusted EBITDA
Americas	$116.4	$210.5	(45)%	$173.1	$386.5	(55)%
EMEA	16.9	35.3	(52)%	14.8	52.0	(72)%
APAC	12.8	17.0	(25)%	19.1	38.6	(51)%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA - Americas	$116.4	$210.5	$173.1	$386.5
Adjusted EBITDA - EMEA	16.9	35.3	14.8	52.0
Adjusted EBITDA - APAC	12.8	17.0	19.1	38.6
Add/(less):
Depreciation and amortization	(35.7)	(39.7)	(72.6)	(80.3)
Interest expense, net of interest income	(57.9)	(46.1)	(134.7)	(89.3)
(Provision for) benefit from income taxes	(1.3)	(25.8)	11.5	(56.4)
Unrealized loss on investments, net	(8.2)	(27.3)	(18.9)	(48.8)
Integration and other costs related to merger	(2.0)	(4.3)	(4.4)	(7.9)
Pre-IPO stock-based compensation	—	(1.0)	—	(1.7)
Acquisition related costs and efficiency initiatives	(5.1)	(17.8)	(11.7)	(35.0)
Cost savings initiatives	(12.2)	—	(27.2)	—
CEO transition costs	(2.3)	—	(2.3)	—
Other	(16.3)	(3.6)	(18.0)	(15.0)
Net income (loss)	$5.1	$97.2	$(71.3)	$142.7

Note 4: Earnings Per Share
Earnings (loss) per share ("EPS") is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the six months ended June 30, 2023, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS for the six months ended June 30, 2023. Approximately 0.5 million of potentially dilutive shares for the six months ended June 30, 2023 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS
Net income (loss)	$5.1	$97.2	$(71.3)	$142.7
Weighted average shares outstanding for basic earnings (loss) per share	227.1	225.6	226.7	225.1
Basic earnings (loss) per share attributable to common shareholders	$0.02	$0.43	$(0.31)	$0.63
Diluted EPS
Net income (loss)	$5.1	$97.2	$(71.3)	$142.7
Weighted average shares outstanding for basic earnings (loss) per share	227.1	225.6	226.7	225.1
Dilutive effect of restricted stock units	—	1.7	—	2.5
Dilutive effective of stock options	—	0.7	—	1.0
Weighted average shares outstanding for diluted earnings (loss) per share	227.1	228.0	226.7	228.6
Diluted earnings (loss) per share attributable to common shareholders	$0.02	$0.43	$(0.31)	$0.62

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended June 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,281.4	$124.8	$246.7	$1,652.9
Leasing	At a point in time	351.5	54.1	42.3	447.9
Capital markets	At a point in time	164.1	18.0	10.4	192.5
Valuation and other	At a point in time or over time	39.5	43.0	30.2	112.7
Total revenue		$1,836.5	$239.9	$329.6	$2,406.0

		Three Months Ended June 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,196.2	$117.9	$242.9	$1,557.0
Leasing	At a point in time	451.7	64.4	42.5	558.6
Capital markets	At a point in time	309.9	45.5	12.9	368.3
Valuation and other	At a point in time or over time	53.6	44.1	31.0	128.7
Total revenue		$2,011.4	$271.9	$329.3	$2,612.6

		Six Months Ended June 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,546.4	$233.4	$506.5	$3,286.3
Leasing	At a point in time	653.5	94.7	68.9	817.1
Capital markets	At a point in time	283.1	31.6	20.8	335.5
Valuation and other	At a point in time or over time	73.7	85.5	57.2	216.4
Total revenue		$3,556.7	$445.2	$653.4	$4,655.3

		Six Months Ended June 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$2,318.9	$232.6	$465.6	$3,017.1
Leasing	At a point in time	824.6	114.0	79.7	1,018.3
Capital markets	At a point in time	551.8	74.3	31.7	657.8
Valuation and other	At a point in time or over time	101.5	88.6	60.3	250.4
Total revenue		$3,796.8	$509.5	$637.3	$4,943.6
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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	June 30, 2023	December 31, 2022
Short-term contract assets	$416.2	$397.3
Contract asset allowances	(41.6)	(39.1)
Short-term contract assets, net	374.6	358.2

Non-current contract assets	72.0	89.7
Contract asset allowances	(1.8)	(2.2)
Non-current contract assets, net, included in Other non-current assets	70.2	87.5

Total contract assets, net	$444.8	$445.7

Contract liabilities included in Accounts payable and accrued expenses	$66.8	$68.7
The amount of revenue recognized during the six months ended June 30, 2023 that was included in the contract liabilities balance at the beginning of the period was $41.4 million. The Company had no material asset impairment charges related to contract assets in the periods presented.

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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2022	$1,516.8	$305.9	$242.8	$2,065.5
Dispositions	—	(0.7)	(1.6)	(2.3)
Effect of movements in exchange rates and other	1.3	13.4	(4.6)	10.1
Balance as of June 30, 2023	$1,518.1	$318.6	$236.6	$2,073.3
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the six months ended June 30, 2023 and adjusted the provisional goodwill amounts recognized.
For the six months ended June 30, 2023 and 2022, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our current determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,379.5	(1,085.7)	293.8
Other intangible assets	5 - 7	15.3	(14.1)	1.2
Total intangible assets		$1,940.8	$(1,099.8)	$841.0

		As of December 31, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,372.0	(1,045.7)	326.3
Other intangible assets	5 - 7	16.8	(14.6)	2.2
Total intangible assets		$1,934.8	$(1,060.3)	$874.5
Amortization expense was $16.3 million and $16.1 million for the three months ended June 30, 2023 and 2022, respectively, and $33.1 million and $31.9 million for the six months ended June 30, 2023 and 2022, respectively.
No impairments of intangible assets were recorded during the six months ended June 30, 2023 and 2022.

Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (“Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited ("Vanke JV"), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Vanke JV and recognized royalty fee income of $2.1 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Greystone JV	$557.9	$550.8
Vanke JV	116.1	116.3
Other investments	7.9	10.2
Total Equity method investments	$681.9	$677.3
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Greystone JV	$8.4	$15.0	$16.8	$28.2
Vanke JV	3.5	0.5	5.7	2.4
Other investments	0.9	2.0	2.2	3.8
Total Earnings from equity method investments	$12.8	$17.5	$24.7	$34.4

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
Additionally, in November 2022, the Company entered into three new interest rate swap agreements for a notional amount of $1.4 billion with an effective date of October 31, 2022, expiring on August 21, 2025. The underlying hedged transaction related to these interest rate swaps referenced a LIBOR rate. The Company concurrently designated these derivative instruments as cash flow hedges. As part of the Company’s transition from a LIBOR benchmark to a Secured Overnight Financing Rate (“SOFR”) benchmark, these three interest rate swaps were terminated, effective June 30, 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements. Concurrently, the Company entered into three new interest rate swap agreements for a notional amount of $1.4 billion with an effective date of June 30, 2023, expiring on August 21, 2025. The underlying hedged transaction related to these interest rate swaps references a SOFR rate. The Company concurrently designated these derivative instruments as cash flow hedges.

In May 2023, the Company entered into six new interest rate swap agreements for a notional amount of $550.0 million with an effective date of May 31, 2023, expiring on May 31, 2028. The underlying hedged transaction related to these interest rate swaps references a SOFR rate. The Company concurrently designated these derivative instruments as cash flow hedges.
As of June 30, 2023, the Company's active interest rate hedging instruments consisted of nine interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of June 30, 2023 related solely to these interest rate swaps and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2023 and December 31, 2022, there were $64.0 million and $48.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $42.9 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized losses of $7.1 million and $9.8 million, offset by unrealized gains of $1.3 million and $0.4 million during the three and six months ended June 30, 2023, respectively. The Company recognized realized losses of $5.3 million and $9.8 million, offset by unrealized gains of $0.1 million and $0.8 million, during the three and six months ended June 30, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company had 25 foreign currency exchange forward contracts outstanding covering a notional amount of $995.3 million and $886.6 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of June 30, 2023 and December 31, 2022 (in millions):

		June 30, 2023		December 31, 2022
	June 30, 2023	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$15.8	$—	$—	$10.7
Non-designated:
Foreign currency forward contracts	$995.3	$1.0	$1.0	$2.8	$3.0
The fair value of interest rate swaps is included within Other non-current assets and Other non-current liabilities as of June 30, 2023 and December 31, 2022, respectively, in the Condensed Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets, respectively. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended June 30, 2023
Interest rate cash flow hedges	$(34.5)	$(34.4)	$8.6	$(60.3)

Three Months Ended June 30, 2022
Interest rate cash flow hedges	$14.0	$(14.5)	$(7.4)	$(7.9)
(1) Amount is net of deferred tax expense of $3.7 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively.
Gains of $8.6 million and losses of $7.4 million were reclassified into earnings during the three months ended June 30, 2023 and 2022, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive Loss (Gain)
Six Months Ended June 30, 2023
Interest rate cash flow hedges	$(48.7)	$(25.6)	$14.0	$(60.3)

Six Months Ended June 30, 2022
Interest rate cash flow hedges	$84.2	$(75.2)	$(16.9)	$(7.9)
(1) Amount is net of deferred tax expense of $3.7 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively.
Gains of $14.0 million and losses of $16.9 million were reclassified into earnings during the six months ended June 30, 2023 and 2022, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	June 30, 2023	December 31, 2022
Collateralized:
2018 First Lien Loan, due August 2025, net of unamortized discount and financing costs of $8.4 million and $19.1 million, respectively	$1,584.6	$2,573.9
2018 First Lien Loan, due January 2030, net of unamortized discount and financing costs of $14.7 million and $0.0 million, respectively	985.3	—
2020 Senior Secured Notes, net of unamortized financing costs of $7.0 million and $7.8 million, respectively	643.0	642.2
Finance lease liabilities	44.0	39.6
Notes payable to former stockholders	0.2	0.2
Total	3,257.1	3,255.9
Less: current portion of long-term debt	(30.7)	(44.2)
Total Long-term debt, net	$3,226.4	$3,211.7

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
On June 21, 2023, the Company amended the 2018 Credit Agreement, effective June 28, 2023, to replace the LIBOR rate applicable to borrowings under the 2025 Tranche with Term SOFR plus an applicable credit spread adjustment. As there were no other material changes to the terms and conditions of the 2018 Credit Agreement, the Company leveraged certain optional expedients for contract modifications related to reference rate reform provided in ASU 2020-04, ASU 2021-01 and ASU 2022-06.
The 2018 First Lien Loan bears interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2023, the Company elected to use an annual rate equal to 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche and elected to use an annual rate equal to 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche. As of June 30, 2023, the effective interest rate was 8.23% and 8.75% for the 2025 Tranche and 2030 Tranche of the 2018 First Lien Loan, respectively.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Company’s Revolver was undrawn as of June 30, 2023 and December 31, 2022.

2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the "2020 Notes"). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the Securities Act. The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.97% as of June 30, 2023.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement and the indenture governing the 2020 Notes as of June 30, 2023 and December 31, 2022.

Note 10: Commitments and Contingencies
Contingencies
In the normal course of business, the Company is subject to various claims and litigation. The Company is also subject to threatened or pending legal actions arising from activities of contractors. A liability is recorded for the potential costs of carrying out further actions based on known claims and previous claims history, and for losses from litigation that are probable and estimable, including the potential costs to settle litigation. Many of these claims may be covered under the Company’s current insurance programs, subject to self-insurance levels and deductibles. The timing and ultimate settlement of these matters is inherently uncertain, however, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
The Company is also subject to various workers' compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s incurred but not reported ("IBNR") claims, based on assessment using prior claims history.
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, contingent liabilities recorded within Other current liabilities were $102.8 million and $76.9 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $43.2 million and $39.7 million, respectively. These contingent liabilities are made up of errors and omissions ("E&O") claims, litigation matters, workers’ compensation and other medical claims. As of June 30, 2023 and December 31, 2022, E&O and other litigation claims were $47.5 million and $36.6 million, respectively, and workers’ compensation and medical claims liabilities were $98.5 million and $80.0 million, respectively.
The Company had insurance recoverable balances for E&O claims as of June 30, 2023 and December 31, 2022 totaling $5.1 million and $7.4 million, respectively.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 9 years and maximum potential future payments of approximately $45.3 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

Note 11: Related Party Transactions
Broker and Employee Receivables
As of June 30, 2023 and December 31, 2022, the Company had receivables from brokers and other employees of $50.3 million and $50.8 million, respectively, that are included in Prepaid expenses and other current assets, and $336.6 million and $271.7 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
The estimated fair value of external debt was $3.2 billion and $3.2 billion as of June 30, 2023 and December 31, 2022, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.2 billion and $3.2 billion as of June 30, 2023 and December 31, 2022, respectively, which excludes debt issuance costs. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in millions):

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.5	30.5	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Interest rate swap agreements	15.8	—	15.8	—
Equity securities	3.8	3.8	—	—
Total	$52.1	$35.3	$16.8	$—
Liabilities
Deferred compensation plan liabilities	$32.5	$32.5	$—	$—
Foreign currency forward contracts	1.0	—	1.0	—
Earn-out liabilities	25.9	—	—	25.9
Total	$59.4	$32.5	$1.0	$25.9

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	31.9	31.9	—	—
Foreign currency forward contracts	2.8	—	2.8	—
Deferred purchase price receivable	387.8	—	—	387.8
Equity securities	21.5	21.5	—	—
Total	$444.9	$54.3	$2.8	$387.8
Liabilities
Deferred compensation plan liabilities	$33.2	$33.2	$—	$—
Foreign currency forward contracts	3.0	—	3.0	—
Interest rate swap agreements	10.7	—	10.7	—
Earn-out liabilities	29.3	—	—	29.3
Total	$76.2	$33.2	$13.7	$29.3
During the six months ended June 30, 2023, the only transfer between the three levels of the fair value hierarchy was a transfer out of Level 3 related to the DPP receivable. There were no transfers between the three levels of the fair value hierarchy during the year ended December 31, 2022. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company's audited Consolidated Financial Statements for the year ended December 31, 2022, except as it relates to the DPP receivable which is discussed further below.
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

Deferred Purchase Price Receivable
The Company has a revolving trade accounts receivables securitization program, which it amends periodically (the “A/R Securitization”). In June 2023, the Company amended the A/R Securitization to extend the maturity date and the program was transitioned to a new provider. Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables and collections on previously transferred receivables. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. Changes in the DPP receivable attributed to changes in estimates for credit losses have been and are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. As of June 30, 2023 and December 31, 2022, the DPP receivable of $235.2 million and $387.8 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets. Refer to Note 13: Accounts Receivable Securitization for more information.
The table below presents a reconciliation of the deferred purchase price receivable, previously measured at fair value using significant unobservable inputs (Level 3) (in millions):

DPP Receivable
Balance as of December 31, 2022	$387.8
Sales of receivables	1,420.3
Settlements	(1,393.2)
Draw on credit investment limit, net	(170.0)
Net change in fair value and other adjustments	(9.7)
Transfer out of Level 3	(235.2)
Balance as of June 30, 2023	$—
As of June 30, 2023, the carrying amount of the DPP receivable approximates its fair value. As the DPP receivable is not fair valued on a recurring basis, it has been and will be excluded from the fair value hierarchy table above and is presented as a transfer out of Level 3. Transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2023, the Company had the potential to make a maximum of $29.1 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 6 years.
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

The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2023	2022
Balance as of January 1,	$29.3	$21.4
Purchases/additions	—	3.4
Net change in fair value and other adjustments	0.7	(0.6)
Payments	(4.1)	(0.1)
Balance as of June 30,	$25.9	$24.1
Investments in Real Estate Ventures
The Company directly invests in early stage property technology (“proptech”) companies, real estate investment funds and other real estate companies across various sectors. The Company typically reports these investments at cost, less impairment charges, and adjusts these investments to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer.
In October 2021, the Company made a strategic investment of $150.0 million in WeWork. As quoted market prices for identical assets are available, this investment is classified as a Level 1 investment, and mark to market gains and losses are recognized on a recurring basis. As of June 30, 2023 and December 31, 2022, the fair value of WeWork of $3.8 million and $21.5 million, respectively, is included in Other non-current assets in the Consolidated Balance Sheets.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of June 30, 2023 and December 31, 2022, investments in early stage proptech companies had a fair value of approximately $47.0 million and $42.4 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds are fair valued using the net asset value ("NAV") per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of June 30, 2023 and December 31, 2022, investments in real estate venture capital funds had a fair value of approximately $78.8 million and $82.8 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other expense, net, in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company recognized unrealized losses of $7.8 million and $17.7 million, respectively, related to our investment in WeWork and unrealized losses of $0.4 million and $1.2 million, respectively, from other real estate investments. During the three and six months ended June 30, 2022, the Company recognized unrealized losses of $27.0 million and $53.7 million, respectively, related to our investment in WeWork, and an unrealized loss of $0.3 million and an unrealized gain of $4.9 million, respectively, from other real estate investments.

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
This A/R Securitization program allows the Company to receive a cash payment and a DPP receivable for sold receivables. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the six months ended June 30, 2023 and 2022, receivables sold under the A/R Securitization were $1.4 billion and $0.7 billion, respectively, and cash collections from customers on receivables sold were $1.4 billion and $0.7 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2023 and December 31, 2022, the outstanding principal on receivables sold under the A/R Securitization was $435.0 million and $407.9 million, respectively.
This A/R Securitization program also gives the Company access to up to a $200.0 million credit investment limit. As of June 30, 2023 and December 31, 2022 the Company had $170.0 million and $0.0 million, respectively, drawn on the investment limit. On June 20, 2023, the Company amended the A/R Securitization to extend the maturity date to June 19, 2026 and incurred a servicing liability fee of $11.3 million in connection with the amendment.
Refer to Note 12: Fair Value Measurements for additional discussion related to the DPP receivable.

Note 14: Restructuring
As a result of the current macroeconomic challenges and operating environment, the Company actioned certain cost savings initiatives in the first half of 2023, including reductions in headcount across select roles to help optimize our workforce which will be substantially complete by the end of the year. The Company expects to incur $20.0 million to $30.0 million of restructuring charges in 2023 related to these cost savings initiatives. The restructuring charges recorded in Restructuring, impairment and related charges in the Condensed Consolidated Statements of Operations primarily reflect severance costs.
The Company recognized restructuring charges of approximately $6.8 million and $12.1 million during the three and six months ended June 30, 2023, respectively.
The following table details the Company’s restructuring activity for the six months ended June 30, 2023 (in millions):

Total
Balance as of December 31, 2022	$5.7
Restructuring Charges:
Americas	10.2
EMEA	0.7
APAC	1.2
Total Restructuring Charges	12.1
Payments and Other:
Americas	(6.1)
EMEA	(2.6)
APAC	(1.5)
Total Payments and Other	(10.2)
Balance as of June 30, 2023	$7.6
The restructuring accruals of $7.6 million and $5.7 million were recorded within Other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$502.3	$644.5
Restricted cash recorded in Prepaid expenses and other current assets	70.5	74.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$572.8	$719.0
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for:
Interest	$120.7	$52.5
Income taxes	59.1	147.0
Operating leases	58.1	58.7
Non-cash investing/financing activities:
Property and equipment additions through finance leases	16.3	10.9
Deferred and contingent payment obligation incurred through acquisitions	—	12.3
Increase in beneficial interest in a securitization	17.4	26.7
Right of use assets obtained through operating leases	34.0	27.1

Note 16: Subsequent Events
The Company has evaluated subsequent events through July 31, 2023, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

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

Recent Developments and Outlook
Highlights from the period ended June 30, 2023:
Year-to-Date Results:
•Revenue of $4.7 billion and service line fee revenue of $3.1 billion for the first half of 2023 decreased 6% and 13%, respectively, from the first half of 2022.
◦Property, facilities and project management grew 4%, driven by the Americas and APAC.
◦Leasing, Capital markets and Valuation and other declined 20%, 49% and 14%, respectively.
•Net loss and diluted loss per share for the first half of 2023 were $71.3 million and $0.31, respectively.
◦Adjusted EBITDA of $207.0 million was down 57% from the first half of 2022.
•Liquidity as of June 30, 2023 was $1.6 billion, consisting of availability on the Company's undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.5 billion.
Second Quarter Results:
•Revenue of $2.4 billion and service line fee revenue of $1.6 billion for the second quarter of 2023 decreased 8% and 15%, respectively, from the second quarter of 2022.
◦Property, facilities and project management grew 2%.
◦Leasing, Capital markets and Valuation and other declined 20%, 48% and 13%, respectively.
•Net income and diluted earnings per share for the second quarter of 2023 were $5.1 million and $0.02, respectively.
◦Adjusted EBITDA of $146.1 million was down 44% from the second quarter of 2022.
Macroeconomic Trends and Uncertainties
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit. The current macroeconomic environment remains complex, with elevated inflation and interest rates as well as a stressed banking system all contributing to recessionary conditions in commercial real estate. These macroeconomic challenges have led to ongoing volatility within global capital and credit markets and have negatively impacted demand for our services during the first half of 2023.
In particular, many of our clients have been unable to procure credit or financing on favorable terms as lending conditions and terms have tightened and borrowers face higher capital costs, resulting in lower transaction volumes and declines in our Capital markets, Leasing and Valuation and other service lines. Occupiers of office space have grown increasingly cautious in their leasing decisions and are looking for cost-cutting opportunities in response to a potential recession and as hybrid work strategies continue to evolve. Clients may continue to delay real estate transaction decisions until property values and economic conditions settle, which could continue to reduce the commissions and fees we earn for brokering those transactions. While transactional markets remained under pressure during the first half of the year, our Property, facilities and project management service line continued to demonstrate resiliency and grew 4% over the prior year.
A protracted continuation or further deterioration of these macroeconomic conditions, as well as future uncertainty or weakness in the credit markets, could further affect commercial real estate transaction volumes and pricing. While we expect the near-term outlook to remain challenging, we believe our clients have the appetite to deploy capital when market conditions stabilize.
As a result of the current macroeconomic challenges and operating environment, the Company actioned certain cost savings initiatives in the first half of 2023, including reductions in headcount across select roles and property lease rationalizations which will be substantially complete by the end of the year.

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

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies or estimates as of June 30, 2023.
As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, the Company performs goodwill impairment reviews at the reporting unit level. U.S. GAAP defines a reporting unit as a component of an operating segment if the component constitutes a business, for which discrete financial information is available, and segment management regularly reviews the operating results of that component. In 2022, we performed our goodwill impairment evaluation over five reporting units, resulting in no impairment charges as the estimated fair value of each reporting unit exceeded its carrying value.
Effective July 1, 2023, the Company has revised the identification of our reporting units used to evaluate goodwill for impairment from five reporting units to four reporting units. Previously (including the second quarter of 2023), the Americas and C&W Services reporting units comprised the Americas segment, the EMEA reporting unit comprised the EMEA segment, and the APAC and Greater China reporting units comprised the APAC segment. The Company no longer identifies Greater China as a separate reporting unit for purposes of assessing goodwill for impairment, as a result of changes in management and reporting structures, including a change in our Chief Executive Officer, and due to similarities in economic characteristics. Effective July 1, 2023, the Company’s reporting units consist of Americas, C&W Services, EMEA and APAC (including Greater China). We have not made any other changes to our policies related to evaluating goodwill for impairment.
Recently Issued Accounting Pronouncements
Refer to recently issued accounting pronouncements within Note 2: New Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements.

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

Use of Non-GAAP Financial Measures
We have used the following measures, which are considered “non-GAAP financial measures” under SEC guidelines:
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
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$888.9	$868.8	2%	3%	$1,785.7	$1,709.8	4%	5%
Leasing	441.8	552.8	(20)%	(20)%	804.4	1,007.5	(20)%	(19)%
Capital markets	191.9	367.3	(48)%	(48)%	334.8	656.3	(49)%	(49)%
Valuation and other	110.3	127.5	(13)%	(13)%	212.0	247.6	(14)%	(12)%
Total service line fee revenue(1)	1,632.9	1,916.4	(15)%	(14)%	3,136.9	3,621.2	(13)%	(13)%
Gross contract reimbursables(2)	773.1	696.2	11%	12%	1,518.4	1,322.4	15%	16%
Total revenue	$2,406.0	$2,612.6	(8)%	(7)%	$4,655.3	$4,943.6	(6)%	(5)%

Costs and expenses:
Cost of services provided to clients	$1,205.0	$1,381.3	(13)%	(12)%	$2,367.3	$2,615.6	(9)%	(9)%
Cost of gross contract reimbursables	773.1	696.2	11%	12%	1,518.4	1,322.4	15%	16%
Total costs of services	1,978.1	2,077.5	(5)%	(4)%	3,885.7	3,938.0	(1)%	0%
Operating, administrative and other	328.9	317.5	4%	4%	644.8	610.9	6%	7%
Depreciation and amortization	35.7	39.7	(10)%	(10)%	72.6	80.3	(10)%	(9)%
Restructuring, impairment and related charges	7.0	1.3	n.m.	n.m.	14.2	2.5	n.m.	n.m.
Total costs and expenses	2,349.7	2,436.0	(4)%	(3)%	4,617.3	4,631.7	0%	1%
Operating income	56.3	176.6	(68)%	(68)%	38.0	311.9	(88)%	(88)%
Interest expense, net of interest income	(57.9)	(46.1)	26%	25%	(134.7)	(89.3)	51%	52%
Earnings from equity method investments	12.8	17.5	(27)%	(26)%	24.7	34.4	(28)%	(28)%
Other expense, net	(4.8)	(25.0)	(81)%	(81)%	(10.8)	(57.9)	(81)%	(83)%
Earnings (loss) before income taxes	6.4	123.0	(95)%	(95)%	(82.8)	199.1	n.m.	n.m.
Provision for (benefit from) income taxes	1.3	25.8	(95)%	(95)%	(11.5)	56.4	n.m.	n.m.
Net income (loss)	$5.1	$97.2	(95)%	(95)%	$(71.3)	$142.7	n.m.	n.m.
Net income (loss) margin	0.2%	3.7%			(1.5)%	2.9%

Adjusted EBITDA	$146.1	$262.8	(44)%	(44)%	$207.0	$477.1	(57)%	(56)%
Adjusted EBITDA margin(3)	8.9%	13.7%			6.6%	13.2%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$5.1	$97.2	$(71.3)	$142.7
Add/(less):
Depreciation and amortization	35.7	39.7	72.6	80.3
Interest expense, net of interest income	57.9	46.1	134.7	89.3
Provision for (benefit from) income taxes	1.3	25.8	(11.5)	56.4
Unrealized loss on investments, net(1)	8.2	27.3	18.9	48.8
Integration and other costs related to merger(2)	2.0	4.3	4.4	7.9
Pre-IPO stock-based compensation	—	1.0	—	1.7
Acquisition related costs and efficiency initiatives(3)	5.1	17.8	11.7	35.0
Cost savings initiatives(4)	12.2	—	27.2	—
CEO transition costs(5)	2.3	—	2.3	—
Other(6)	16.3	3.6	18.0	15.0
Adjusted EBITDA	$146.1	$262.8	$207.0	$477.1
(1) Represents net unrealized losses on fair value investments during the three and six months ended June 30, 2023 and 2022, primarily related to our investment in WeWork.
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
(4) Cost savings initiatives primarily reflects severance and other one-time employment-related separation costs related to 2023 actions to reduce headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment, as well as property lease rationalizations.
(5) CEO transition costs reflect accelerated stock-based compensation expense associated with stock awards granted to John Forrester, the Company’s former Chief Executive Officer who stepped down from that position as of June 30, 2023, but remains employed by the Company as a Strategic Advisor. The requisite service period under the applicable award agreements will be satisfied upon Mr. Forrester’s planned retirement from the Company on December 31, 2023. We believe the accelerated expense for these stock awards is similar in nature to one-time severance benefits and is not a normal, recurring operating expense necessary to operate the business.
(6) For the three and six months ended June 30, 2023, Other primarily reflects the additional non-cash servicing liability fee of $11.3 million accrued in connection with the A/R Securitization amendment, which will be amortized through June 2026. Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards. For the six months ended June 30, 2022, Other includes a loss of $13.8 million related to the disposal of operations in Russia.

Below is a summary of Total costs and expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas Fee-based operating expenses	$1,067.0	$1,219.7	$2,093.2	$2,306.4
EMEA Fee-based operating expenses	191.4	213.9	377.0	414.4
APAC Fee-based operating expenses	240.7	239.0	486.9	461.8
Cost of gross contract reimbursables	773.1	696.2	1,518.4	1,322.4
Segment operating expenses	2,272.2	2,368.8	4,475.5	4,505.0
Depreciation and amortization	35.7	39.7	72.6	80.3
Integration and other costs related to merger(1)	2.0	4.3	4.4	7.9
Pre-IPO stock-based compensation	—	1.0	—	1.7
Acquisition related costs and efficiency initiatives(2)	5.1	17.8	11.7	35.0
Cost savings initiatives(3)	12.2	—	27.2	—
CEO transition costs(4)	2.3	—	2.3	—
Other, including foreign currency movements(5)	20.2	4.4	23.6	1.8
Total costs and expenses	$2,349.7	$2,436.0	$4,617.3	$4,631.7
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
(3) Cost savings initiatives primarily reflects severance and other one-time employment-related separation costs actioned in 2023 to reduce headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment, as well as property lease rationalizations.
(4) CEO transition costs reflect accelerated stock-based compensation expense associated with stock awards granted to John Forrester, the Company’s former Chief Executive Officer who stepped down from that position as of June 30, 2023, but remains employed by the Company as a Strategic Advisor. The requisite service period under the applicable award agreements will be satisfied upon Mr. Forrester’s planned retirement from the Company on December 31, 2023. We believe the accelerated expense for these stock awards is similar in nature to one-time severance benefits and is not a normal, recurring operating expense necessary to operate the business.
(5) For the three and six months ended June 30, 2023, Other primarily reflects the additional non-cash servicing liability fee of $11.3 million accrued in connection with the A/R Securitization amendment, which will be amortized through June 2026, non-cash stock-based compensation expense associated with certain one-time retention awards, and the effects of movements in foreign currency. For the six months ended June 30, 2022, Other includes a loss of $13.8 million related to the disposal of operations in Russia.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Revenue
Revenue of $2.4 billion decreased $206.6 million or 8% compared to the three months ended June 30, 2022, primarily driven by the Americas, which decreased 9%. This decline was principally driven by a 31% reduction in brokerage revenue, as a challenging macroeconomic environment continues to adversely affect commercial real estate transaction volumes and delay occupier decision making. Valuation and other declined 13% as a result of lower activity in our valuation business, stemming from the slowdown in transactions. In addition, we experienced unfavorable movements in foreign currency of $13.9 million or 1% compared to the second quarter of 2022 as a result of a stronger USD. Partially offsetting these trends was the continued growth of our Property, facilities and project management service line, namely our property management and facilities services businesses, and Gross contract reimbursables revenue, which were up 2% and 11%, respectively.
Costs of services
Costs of services of $2.0 billion decreased $99.4 million or 5% compared to the three months ended June 30, 2022. Cost of services provided to clients decreased 13% principally due to lower commissions as a result of lower brokerage revenue. Cost of gross contract reimbursables increased 11% driven by the continued growth of our Property, facilities and project management service line and cost inflation.
Operating, administrative and other
Operating, administrative and other expenses of $328.9 million increased $11.4 million or 4% compared to the three months ended June 30, 2022, primarily driven by higher employment costs. In addition, during the three months ended June 30, 2023, the Company incurred an $11.3 million servicing liability fee in connection with the amendment and extension of the A/R Securitization.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $7.0 million increased $5.7 million compared to the three months ended June 30, 2022. This increase principally reflects the increase in severance and employment-related costs as a result of cost savings initiatives actioned in 2023, including a reduction in headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment.
Interest expense, net of interest income
Interest expense, net of interest income of $57.9 million increased $11.8 million or 26% compared to the three months ended June 30, 2022, primarily driven by higher variable interest rates on our debt compared to the prior period.
Earnings from equity method investments
Earnings from equity method investments of $12.8 million decreased $4.7 million compared to the three months ended June 30, 2022, primarily due to a decline in earnings recognized from our equity method investment with Greystone due to lower transaction volumes as a result of tighter lending conditions.
Other expense, net
Other expense of $4.8 million decreased $20.2 million or 81% compared to the three months ended June 30, 2022, principally driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork.
Provision for income taxes
Provision for income taxes for the second quarter of 2023 was $1.3 million on earnings before income taxes of $6.4 million. For the second quarter of 2022, the provision for income taxes was $25.8 million on earnings before income taxes of $123.0 million. The decrease in income tax expense was primarily driven by lower earnings in 2023 resulting in an effective tax rate of 20.3% for the three months ended June 30, 2023 compared to 21.0% for the three months ended June 30, 2022.

Net income and Adjusted EBITDA
Net income of $5.1 million decreased $92.1 million compared to the three months ended June 30, 2022 principally driven by the decline in Leasing and Capital markets revenue of 20% and 48%, respectively, as well as lower earnings from our Greystone equity method investment. Additionally, a servicing liability fee associated with the amendment and extension of the A/R Securitization also contributed to the year over year decline.
Adjusted EBITDA of $146.1 million decreased by $116.7 million or 44%, driven by the same factors impacting Net income discussed above, with the exception of the A/R Securitization servicing liability fee.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Revenue
Revenue of $4.7 billion decreased $288.3 million or 6% compared to the six months ended June 30, 2022, primarily driven by the Americas, which decreased 6%. This decline was principally driven by a 32% reduction in brokerage revenue, as a challenging macroeconomic environment, elevated interest rates and a stressed banking system continue to adversely affect commercial real estate transaction volumes and delay occupier decision making. Valuation and other also declined 14% as a result of lower activity in our valuation business stemming from the slowdown in transactions. In addition, we experienced unfavorable movements in foreign currency of $46.3 million or 1% compared to the first half of 2022 as a result of a stronger USD. Partially offsetting these trends was the continued growth of our Property, facilities and project management service line, namely our property management and facilities management businesses, and Gross contract reimbursables revenue, which were up 4% and 15%, respectively.
Costs of services
Costs of services of $3.9 billion decreased $52.3 million or 1% compared to the six months ended June 30, 2022. Cost of services provided to clients decreased 9% principally due to lower commissions as a result of lower brokerage revenue. Cost of gross contract reimbursables increased 15% driven by the continued growth in our Property, facilities and project management service line and cost inflation. Total costs of services as a percentage of total revenue were 83% for the six months ended June 30, 2023 compared to 80% for the six months ended June 30, 2022 due to business mix and cost inflation.
Operating, administrative and other
Operating, administrative and other expenses of $644.8 million increased $33.9 million or 6% compared to the six months ended June 30, 2022, primarily driven by higher employment costs, as well as higher technology and communication expenses due to cost inflation. In addition, in June 2023, the Company incurred an $11.3 million servicing liability fee in connection with the amendment and extension of the A/R Securitization. Operating, administrative and other costs as a percentage of total revenue were 14% for the six months ended June 30, 2023 compared to 12% for the six months ended June 30, 2022.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $14.2 million increased $11.7 million compared to the six months ended June 30, 2022. This increase principally reflects the increase in severance and employment-related costs and impairment charges as a result of cost savings initiatives actioned in 2023, including a reduction in headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment.

Interest expense, net of interest income
Interest expense, net of interest income of $134.7 million increased $45.4 million or 51% compared to the six months ended June 30, 2022, primarily related to the refinancing of a portion of the borrowings under our 2018 Credit Agreement in January 2023 (see Note 9: Long-Term Debt and Other Borrowings in the Notes to the Condensed Consolidated Financial Statements for further information). In connection with this refinancing transaction, the Company recognized a loss on debt extinguishment of $16.9 million, consisting of unamortized deferred financing costs and certain new transaction costs paid to creditors, as well as $4.7 million of new transaction costs expensed directly in the first quarter of 2023. The increase in interest expense was also partially driven by higher variable interest rates on our debt compared to the first half of 2022.
Earnings from equity method investments
Earnings from equity method investments of $24.7 million decreased $9.7 million compared to the six months ended June 30, 2022, primarily due to a decline in earnings recognized from our equity method investment with Greystone due to lower transaction volumes as a result of tighter lending conditions.
Other expense, net
Other expense of $10.8 million decreased $47.1 million or 81% compared to the six months ended June 30, 2022, principally driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork. In addition, the Company recognized a loss of $13.8 million in the first quarter of 2022 related to the disposal of our operations in Russia.
Provision for (benefit from) income taxes
Benefit from income taxes for the six months ended June 30, 2023 was $11.5 million on a loss before income taxes of $82.8 million. For the six months ended June 30, 2022, the provision for income taxes was $56.4 million on earnings before income taxes of $199.1 million. The decrease in income tax expense was primarily driven by lower earnings, the utilization of net operating losses and foreign tax credits in 2023 and changes in the jurisdictional mix of earnings, resulting in an effective tax rate of 13.9% for the six months ended June 30, 2023.
Net (loss) income and Adjusted EBITDA
Net loss of $71.3 million during the six months ended June 30, 2023 principally reflects the decline in Leasing and Capital markets revenue of 20% and 49%, respectively, as well as lower earnings from our Greystone equity method investment. Additionally, higher operating expenses as a result of prior year investments and cost inflation, a loss on debt extinguishment and a servicing liability fee associated with the amendment and extension of the A/R Securitization also contributed to the year over year decline.
Adjusted EBITDA of $207.0 million decreased $270.1 million or 57%, driven by the same factors impacting Net loss above, with the exception of the loss on debt extinguishment and A/R Securitization servicing liability fee. Adjusted EBITDA margin, measured against service line fee revenue, of 6.6% for the six months ended June 30, 2023 decreased from 13.2% in the six months ended June 30, 2022.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflect revenue paid by clients which have substantially no margin. Our measure of segment results, Adjusted EBITDA, excludes depreciation and amortization, as well as integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs and other non-recurring items.

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$628.7	$605.3	4%	4%	$1,257.0	$1,196.5	5%	5%
Leasing	345.5	446.0	(23)%	(22)%	640.9	814.2	(21)%	(21)%
Capital markets	163.5	308.9	(47)%	(47)%	282.4	550.3	(49)%	(49)%
Valuation and other	38.4	53.1	(28)%	(26)%	71.8	100.3	(28)%	(27)%
Total service line fee revenue(1)	1,176.1	1,413.3	(17)%	(17)%	2,252.1	2,661.3	(15)%	(15)%
Gross contract reimbursables(2)	660.4	598.1	10%	10%	1,304.6	1,135.5	15%	15%
Total revenue	$1,836.5	$2,011.4	(9)%	(9)%	$3,556.7	$3,796.8	(6)%	(6)%

Costs and expenses:
Americas Fee-based operating expenses	$1,067.0	$1,219.7	(13)%	(12)%	$2,093.2	$2,306.4	(9)%	(9)%
Cost of gross contract reimbursables	660.4	598.1	10%	10%	1,304.6	1,135.5	15%	15%
Segment operating expenses	$1,727.4	$1,817.8	(5)%	(5)%	$3,397.8	$3,441.9	(1)%	(1)%

Net income (loss)	$9.6	$75.2	(87)%	(87)%	$(30.9)	$132.4	n.m.	n.m.

Adjusted EBITDA	$116.4	$210.5	(45)%	(44)%	$173.1	$386.5	(55)%	(55)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Americas revenue in the second quarter of 2023 was $1.8 billion, a decrease of $174.9 million or 9% from the second quarter of 2022. This decline was principally driven by lower Leasing and Capital markets revenue which were down 23% and 47%, respectively, due to a less constructive macroeconomic environment which resulted in lower transaction volumes. Valuation and other also declined 28% as a result of lower activity in our valuation business, stemming from the slowdown in transactions. Partially offsetting these declines was growth in Property, facilities and project management revenue and Gross contract reimbursables of 4% and 10%, respectively.
Fee-based operating expenses of $1.1 billion decreased 13% principally due to lower commissions expense associated with lower brokerage revenue.
Adjusted EBITDA of $116.4 million decreased $94.1 million or 45%, primarily driven by declines in Leasing and Capital markets revenue and a decline in earnings from our equity method investment with Greystone due to lower transaction volumes.

Americas: Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Americas revenue for the six months ended June 30, 2023 was $3.6 billion, a decrease of $240.1 million or 6% from the six months ended June 30, 2022. This decline was principally driven by lower Leasing and Capital markets revenue which were down 21% and 49%, respectively, due to a less constructive macroeconomic environment which resulted in lower transaction volumes. Valuation and other also declined 28% as a result of lower activity in our valuation business, stemming from the slowdown in transactions. Partially offsetting these declines was growth in Property, facilities and project management revenue and Gross contract reimbursables of 5% and 15%, respectively.
Fee-based operating expenses of $2.1 billion decreased 9% principally due to lower commissions expense associated with lower brokerage revenue. Fee-based operating expenses as a percentage of Total service line fee revenue was 93% in the six months ended June 30, 2023, compared to 87% in the six months ended June 30, 2022.
Adjusted EBITDA of $173.1 million decreased $213.4 million or 55%, primarily driven by declines in Leasing and Capital markets revenue, a decline in earnings from our equity method investment with Greystone due to lower transaction volumes, and higher operating expenses as a result of prior year investments and cost inflation.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$94.3	$95.3	(1)%	(3)%	$181.2	$188.9	(4)%	(2)%
Leasing	54.0	64.3	(16)%	(17)%	94.4	113.6	(17)%	(16)%
Capital markets	18.0	45.5	(60)%	(61)%	31.6	74.3	(57)%	(57)%
Valuation and other	41.8	43.5	(4)%	(4)%	83.8	87.1	(4)%	0%
Total service line fee revenue(1)	208.1	248.6	(16)%	(17)%	391.0	463.9	(16)%	(14)%
Gross contract reimbursables(2)	31.8	23.3	36%	34%	54.2	45.6	19%	21%
Total revenue	$239.9	$271.9	(12)%	(13)%	$445.2	$509.5	(13)%	(11)%

Costs and expenses:
EMEA Fee-based operating expenses	$191.4	$213.9	(11)%	(12)%	$377.0	$414.4	(9)%	(7)%
Cost of gross contract reimbursables	31.8	23.3	36%	34%	54.2	45.6	19%	21%
Segment operating expenses	$223.2	$237.2	(6)%	(7)%	$431.2	$460.0	(6)%	(4)%

Net (loss) income	$(5.2)	$20.4	n.m.	n.m.	$(29.5)	$0.1	n.m.	n.m.

Adjusted EBITDA	$16.9	$35.3	(52)%	(54)%	$14.8	$52.0	(72)%	(72)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended June 30, 2023 compared to the three months ended June 30, 2022
EMEA revenue in the second quarter of 2023 was $239.9 million, a decrease of $32.0 million or 12% from the second quarter of 2022. The decline was principally driven by lower Leasing and Capital markets revenue which were down 17% and 61%, respectively, on a local currency basis, due to a less constructive macroeconomic environment which resulted in lower transaction volumes.
Fee-based operating expenses of $191.4 million decreased 12% on a local currency basis principally due to lower employment costs associated with lower brokerage revenue.
Adjusted EBITDA of $16.9 million decreased $18.4 million or 52% compared to the second quarter of 2022, primarily driven by lower brokerage activity.

EMEA: Six months ended June 30, 2023 compared to the six months ended June 30, 2022
EMEA revenue for the six months ended June 30, 2023 was $445.2 million, a decrease of $64.3 million or 13% from the six months ended June 30, 2022. Excluding the unfavorable impact of foreign currency of $11.0 million, EMEA revenue declined by 11% on a local currency basis. The decline was principally driven by lower Leasing and Capital markets revenue which were down 16% and 57%, respectively, on a local currency basis, due to a less constructive macroeconomic environment which resulted in lower transaction volumes.
Fee-based operating expenses of $377.0 million decreased 7% on a local currency basis principally due to lower variable costs associated with revenue decreases in our Property, facilities and project management service line, and lower employment costs associated with lower brokerage revenue. Fee-based operating expenses as a percentage of Total service line fee revenue was 96% in the six months ended June 30, 2023 compared to 89% in the six months ended June 30, 2022.
Adjusted EBITDA of $14.8 million decreased $37.2 million or 72% compared to the six months ended June 30, 2022, primarily driven by lower brokerage activity.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$165.9	$168.2	(1)%	1%	$347.5	$324.4	7%	10%
Leasing	42.3	42.5	0%	5%	69.1	79.7	(13)%	(8)%
Capital markets	10.4	12.9	(19)%	(15)%	20.8	31.7	(34)%	(31)%
Valuation and other	30.1	30.9	(3)%	2%	56.4	60.2	(6)%	(1)%
Total service line fee revenue(1)	248.7	254.5	(2)%	1%	493.8	496.0	0%	3%
Gross contract reimbursables(2)	80.9	74.8	8%	14%	159.6	141.3	13%	20%
Total revenue	$329.6	$329.3	0%	4%	$653.4	$637.3	3%	7%

Costs and expenses:
APAC Fee-based operating expenses	$240.7	$239.0	1%	4%	$486.9	$461.8	5%	9%
Cost of gross contract reimbursables	80.9	74.8	8%	14%	159.6	141.3	13%	20%
Segment operating expenses	$321.6	$313.8	2%	7%	$646.5	$603.1	7%	12%

Net income (loss)	$0.7	$1.6	(56)%	(25)%	$(10.9)	$10.2	n.m.	n.m.

Adjusted EBITDA	$12.8	$17.0	(25)%	(22)%	$19.1	$38.6	(51)%	(48)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended June 30, 2023 compared to the three months ended June 30, 2022
APAC revenue in the second quarter of 2023 was $329.6 million, an increase of $0.3 million from the second quarter of 2022. Excluding the unfavorable impact of foreign currency of $12.7 million, APAC revenue increased 4% on a local currency basis. Revenue growth in Leasing, Property, facilities and project management, and Valuation and other of 5%, 1%, and 2%, respectively, on a local currency basis, was partially offset by declines in Capital markets revenue of 15%, on a local currency basis, primarily due to a less constructive macroeconomic environment which resulted in lower transaction volumes.
Fee-based operating expenses of $240.7 million increased 4% on a local currency basis principally due to higher employment costs.
Adjusted EBITDA of $12.8 million decreased $4.2 million or 25% compared to the second quarter of 2022, primarily driven by declines in Capital markets revenue, higher employment costs and government subsidies in the prior year.

APAC: Six months ended June 30, 2023 compared to the six months ended June 30, 2022
APAC revenue for the six months ended June 30, 2023 was $653.4 million, an increase of $16.1 million or 3% from the six months ended June 30, 2022. Excluding the unfavorable impact of foreign currency of $26.9 million, APAC revenue increased 7% on a local currency basis. Revenue growth in Property, facilities and project management and Gross contract reimbursables of 10% and 20%, respectively, on a local currency basis, was partially offset by declines in Leasing and Capital markets revenue of 8% and 31%, respectively, on a local currency basis, primarily due to a less constructive macroeconomic environment which resulted in lower transaction volumes.
Fee-based operating expenses of $486.9 million increased 9% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line and higher employment costs. Fee-based operating expenses as a percentage of Total service line fee revenue was 99% in the six months ended June 30, 2023 compared to 93% in the six months ended June 30, 2022.
Adjusted EBITDA of $19.1 million decreased $19.5 million or 51% compared to the six months ended June 30, 2022, primarily driven by declines in Leasing and Capital markets revenue, higher variable costs and employment costs, and government subsidies in the prior year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our available credit facilities. Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While macroeconomic challenges and uncertainty continue to be present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with operating cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. We continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or to obtain additional financing to fund investments, operations and obligations to further strengthen our financial position.
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
As of June 30, 2023, the Company had $1.6 billion of liquidity, consisting of cash and cash equivalents of $0.5 billion and availability on our undrawn revolving credit facility of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the six months ended June 30, 2023 was $20.6 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. This program also gives the Company access to a $200.0 million credit investment limit. As of June 30, 2023, the Company had $170.0 million drawn on the investment limit. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 13: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Historical Cash Flows

	Six Months Ended June 30,
Cash Flow Summary	2023	2022
Net cash used in operating activities	$(238.3)	$(246.3)
Net cash provided by investing activities	145.4	2.6
Net cash used in financing activities	(55.0)	(45.3)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	1.7	(18.6)
Total change in cash, cash equivalents and restricted cash	$(146.2)	$(307.6)
Operating Activities
We used $238.3 million of cash for operating activities during the six months ended June 30, 2023, a decrease of $8.0 million compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, we used net working capital for operations of $341.6 million, a decrease of $197.2 million compared to the six months ended June 30, 2022. The reduction in our use of net working capital was principally driven by decreases in trade receivables as a result of brokerage revenue declines and lower commission and bonus payments. In addition, the lower use of cash flows from operating activities was driven by a decline in net income (loss) of $214.0 million.

Investing Activities
We generated $145.4 million of cash from investing activities during the six months ended June 30, 2023, which primarily reflects a $170.0 million net draw on the investment limit under our A/R Securitization program, offset by capital expenditures of $20.6 million and investments in equity securities of $5.5 million.
Financing Activities
We used $55.0 million of cash for financing activities during the six months ended June 30, 2023, an increase of $9.7 million from the prior year period, primarily driven by debt issuance costs associated with the refinancing of a portion of the borrowings under our 2018 Credit Agreement in January 2023, partially offset by lower net settlement of equity awards for payment of employee related taxes.

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
Interest Rate Risk
We are exposed to interest rate volatility with regard to our 2018 First Lien Loan and revolving credit facility. We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates.
Our 2018 First Lien Loan bears interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2023, we elected to use an annual rate equal to 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche and elected to use an annual rate equal to 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche. Our 2020 Notes bear interest at an annual fixed rate of 6.75%.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2023 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Insider Trading Arrangements
During the most recent fiscal quarter, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Letter Agreement, dated May 4, 2023, between Cushman & Wakefield plc and John Forrester*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023
10.2	Offer Letter, dated May 4, 2023, from Cushman & Wakefield plc to Michelle MacKay*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023
10.3	Offer Letter, dated May 4, 2023, from Cushman & Wakefield plc to Andrew McDonald*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023
10.4	Amendment No. 5 to the Credit Agreement, effective as of June 28, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A. as administrative agent	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2023
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File

* Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: July 31, 2023
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)