Form 10-Q
period 2023-09-30
Cushman & Wakefield plc
filed 2023-10-31
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 25, 2023, 227,253,350 of the Registrant's ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data)	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$588.2	$644.5
Trade and other receivables, net of allowance of $82.2 and $88.2, as of September 30, 2023 and December 31, 2022, respectively	1,359.6	1,462.4
Income tax receivable	113.7	55.4
Short-term contract assets, net	343.5	358.2
Prepaid expenses and other current assets	213.2	246.3
Total current assets	2,618.2	2,766.8
Property and equipment, net	160.3	172.6
Goodwill	2,052.4	2,065.5
Intangible assets, net	822.8	874.5
Equity method investments	693.5	677.3
Deferred tax assets	74.7	58.6
Non-current operating lease assets	327.6	358.0
Other non-current assets	832.9	976.0
Total assets	$7,582.4	$7,949.3

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$118.9	$49.8
Accounts payable and accrued expenses	1,113.5	1,199.0
Accrued compensation	751.4	916.5
Income tax payable	7.0	33.1
Other current liabilities	226.3	192.0
Total current liabilities	2,217.1	2,390.4
Long-term debt, net	3,125.2	3,211.7
Deferred tax liabilities	96.5	57.2
Non-current operating lease liabilities	305.6	334.6
Other non-current liabilities	266.5	293.3
Total liabilities	6,010.9	6,287.2
Commitments and contingencies (see Note 10)
Shareholders' equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 227,185,389 and 225,780,535 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	22.7	22.6
Additional paid-in capital	2,943.9	2,911.5
Accumulated deficit	(1,187.0)	(1,081.8)
Accumulated other comprehensive loss	(208.6)	(191.0)
Total equity attributable to the Company	1,571.0	1,661.3
Non-controlling interests	0.5	0.8
Total equity	1,571.5	1,662.1
Total liabilities and shareholders' equity	$7,582.4	$7,949.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue	$2,286.0	$2,515.1	$6,941.3	$7,458.7
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,882.1	2,052.9	5,767.8	5,990.9
Operating, administrative and other	300.9	315.6	945.7	926.5
Depreciation and amortization	36.2	33.9	108.8	114.2
Restructuring, impairment and related charges	9.2	0.6	23.4	3.1
Total costs and expenses	2,228.4	2,403.0	6,845.7	7,034.7
Operating income	57.6	112.1	95.6	424.0
Interest expense, net of interest income	(89.5)	(50.4)	(224.2)	(139.7)
Earnings from equity method investments	16.6	20.0	41.3	54.4
Other expense, net	(2.0)	(31.6)	(12.8)	(89.5)
(Loss) earnings before income taxes	(17.3)	50.1	(100.1)	249.2
Provision for income taxes	16.6	26.2	5.1	82.6
Net (loss) income	$(33.9)	$23.9	$(105.2)	$166.6

Basic (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, basic	$(0.15)	$0.11	$(0.46)	$0.74
Weighted average shares outstanding for basic (loss) earnings per share	227.2	225.7	226.9	225.3
Diluted (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, diluted	$(0.15)	$0.11	$(0.46)	$0.73
Weighted average shares outstanding for diluted (loss) earnings per share	227.2	227.5	226.9	228.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net (loss) income	$(33.9)	$23.9	$(105.2)	$166.6
Other comprehensive income (loss), net of tax:
Designated hedge gains	7.1	43.5	18.7	135.0
Defined benefit plan actuarial gains (losses)	0.9	0.1	(0.3)	(2.6)
Foreign currency translation	(38.6)	(85.2)	(36.0)	(174.5)
Total other comprehensive loss	(30.6)	(41.6)	(17.6)	(42.1)
Total comprehensive (loss) income	$(64.5)	$(17.7)	$(122.8)	$124.5
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2023 and 2022
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2023	227.1	$22.7	$2,929.8	$(1,153.1)	$60.3	$(198.0)	$(40.3)	$(178.0)	$1,621.4	$0.6	$1,622.0
Net loss	—	—	—	(33.9)	—	—	—	—	(33.9)	—	(33.9)
Stock-based compensation	—	—	14.4	—	—	—	—	—	14.4	—	14.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	(0.3)	—	—	—	—	—	(0.3)	—	(0.3)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	17.6	—	—	17.6	17.6	—	17.6
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(10.5)	—	—	(10.5)	(10.5)	—	(10.5)
Foreign currency translation	—	—	—	—	—	(38.6)	—	(38.6)	(38.6)	—	(38.6)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.9	0.9	0.9	—	0.9
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2023	227.2	$22.7	$2,943.9	$(1,187.0)	$67.4	$(236.6)	$(39.4)	$(208.6)	$1,571.0	$0.5	$1,571.5

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2022	225.7	$22.6	$2,892.0	$(1,135.5)	$7.9	$(193.8)	$(7.6)	$(193.5)	$1,585.6	$0.8	$1,586.4
Net income	—	—	—	23.9	—	—	—	—	23.9	—	23.9
Stock-based compensation	—	—	9.5	—	—	—	—	—	9.5	—	9.5
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	—	—	—	—	—	—	—	—	—
Unrealized gain on hedging instruments	—	—	—	—	41.3	—	—	41.3	41.3	—	41.3
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	2.2	—	—	2.2	2.2	—	2.2
Foreign currency translation	—	—	—	—	—	(85.2)	—	(85.2)	(85.2)	—	(85.2)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.1	0.1	0.1	—	0.1
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2022	225.8	$22.6	$2,901.5	$(1,111.6)	$51.4	$(279.0)	$(7.5)	$(235.1)	$1,577.4	$0.7	$1,578.1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2023 and 2022
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(105.2)	—	—	—	—	(105.2)	—	(105.2)
Stock-based compensation	—	—	39.6	—	—	—	—	—	39.6	—	39.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.4	0.1	(7.2)	—	—	—	—	—	(7.1)	—	(7.1)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	43.2	—	—	43.2	43.2	—	43.2
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(24.5)	—	—	(24.5)	(24.5)	—	(24.5)
Foreign currency translation	—	—	—	—	—	(36.0)	—	(36.0)	(36.0)	—	(36.0)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.3)	(0.3)	(0.3)	—	(0.3)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2023	227.2	$22.7	$2,943.9	$(1,187.0)	$67.4	$(236.6)	$(39.4)	$(208.6)	$1,571.0	$0.5	$1,571.5

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	166.6	—	—	—	—	166.6	—	166.6
Stock-based compensation	—	—	29.8	—	—	—	—	—	29.8	—	29.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.1	0.2	(24.9)	—	—	—	—	—	(24.7)	—	(24.7)
Unrealized gain on hedging instruments	—	—	—	—	116.5	—	—	116.5	116.5	—	116.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	19.1	—	—	19.1	19.1	—	19.1
Foreign currency translation	—	—	—	—	—	(174.5)	—	(174.5)	(174.5)	—	(174.5)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(2.6)	(2.6)	(2.6)	—	(2.6)
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	(0.1)	(0.7)
Balance as of September 30, 2022	225.8	$22.6	$2,901.5	$(1,111.6)	$51.4	$(279.0)	$(7.5)	$(235.1)	$1,577.4	$0.7	$1,578.1
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities
Net (loss) income	$(105.2)	$166.6
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	108.8	114.2
Impairment charges	4.5	—
Unrealized foreign exchange gain	(6.0)	(13.0)
Stock-based compensation	39.9	30.2
Lease amortization	71.6	73.0
Loss on debt extinguishment	19.3	—
Amortization of debt issuance costs	5.8	5.2
Earnings from equity method investments, net of dividends received	(22.7)	(31.1)
Change in deferred taxes	13.0	(46.3)
Provision for loss on receivables and other assets	4.8	17.8
Loss on disposal of business	1.3	14.0
Unrealized loss on equity securities, net	22.9	82.3
Other operating activities, net	16.0	(7.5)
Changes in assets and liabilities:
Trade and other receivables	150.5	(187.7)
Income taxes payable	(84.9)	(78.7)
Short-term contract assets and Prepaid expenses and other current assets	36.0	(90.1)
Other non-current assets	(32.6)	(124.2)
Accounts payable and accrued expenses	(81.4)	25.6
Accrued compensation	(164.9)	(92.4)
Other current and non-current liabilities	(46.9)	(52.5)
Net cash used in operating activities	(50.2)	(194.6)
Cash flows from investing activities
Payment for property and equipment	(34.8)	(44.4)
Acquisitions of businesses, net of cash acquired	—	(31.6)
Investments in equity securities and equity method joint ventures	(6.5)	(22.8)
Return of beneficial interest in a securitization	(210.0)	(80.0)
Collection on beneficial interest in a securitization	330.0	80.0
Other investing activities, net	1.5	(8.9)
Net cash provided by (used in) investing activities	80.2	(107.7)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(7.7)	(27.1)
Payment of deferred and contingent consideration	(13.8)	(4.3)
Proceeds from borrowings	2,400.0	—
Repayment of borrowings	(2,402.5)	(20.0)
Debt issuance costs	(65.4)	—
Payment of finance lease liabilities	(19.8)	(12.3)
Other financing activities, net	2.1	2.7
Net cash used in financing activities	(107.1)	(61.0)

Change in cash, cash equivalents and restricted cash	(77.1)	(363.3)
Cash, cash equivalents and restricted cash, beginning of the period	719.0	890.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.6)	(37.2)
Cash, cash equivalents and restricted cash, end of the period	$635.3	$489.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP") and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
The following new accounting pronouncements have been adopted by the Company or recently issued:
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
SEC Staff Bulletins and Releases
In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification (“ASC”) to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. In August 2023, the FASB issued ASU 2023-04 to amend additional SEC paragraphs in the ASC to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 121. The ASUs do not provide any new guidance, so there is no transition or effective date associated with them and therefore, the Company adopted the ASUs with no impact to our financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not anticipate that the ASU will have an impact on our financial statements and related disclosures.
Business Combinations: Joint Ventures
In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted. Joint ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. The Company intends to apply this guidance for future arrangements meeting the definition of a joint venture prospectively after the guidance is effective.

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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
Summarized financial information by segment is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Total revenue
Americas	$1,701.9	$1,959.5	(13)%	$5,259.0	$5,756.2	(9)%
EMEA	241.9	232.0	4%	687.0	741.6	(7)%
APAC	342.2	323.6	6%	995.3	960.9	4%
Total revenue	$2,286.0	$2,515.1	(9)%	$6,941.3	$7,458.7	(7)%

Adjusted EBITDA
Americas	$117.4	$165.6	(29)%	$290.4	$552.1	(47)%
EMEA	16.6	24.8	(33)%	31.4	76.7	(59)%
APAC	16.0	11.5	39%	35.2	50.2	(30)%

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA - Americas	$117.4	$165.6	$290.4	$552.1
Adjusted EBITDA - EMEA	16.6	24.8	31.4	76.7
Adjusted EBITDA - APAC	16.0	11.5	35.2	50.2
Add/(less):
Depreciation and amortization	(36.2)	(33.9)	(108.8)	(114.2)
Interest expense, net of interest income	(89.5)	(50.4)	(224.2)	(139.7)
Provision for income taxes	(16.6)	(26.2)	(5.1)	(82.6)
Unrealized loss on investments, net	(4.0)	(33.5)	(22.9)	(82.3)
Integration and other costs related to merger	(2.4)	(3.3)	(6.8)	(11.1)
Pre-IPO stock-based compensation	—	(0.8)	—	(2.5)
Acquisition related costs and efficiency initiatives	—	(19.2)	(11.7)	(54.2)
Cost savings initiatives	(14.2)	—	(41.4)	—
CEO transition costs	(3.2)	—	(5.5)	—
Servicing liability fees and amortization	(0.7)	(6.3)	(12.3)	(6.9)
Legal and compliance matters	(14.1)	—	(14.1)	—
Other	(3.0)	(4.4)	(9.4)	(18.9)
Net (loss) income	$(33.9)	$23.9	$(105.2)	$166.6

Note 4: Earnings Per Share
Earnings (loss) per share ("EPS") is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the three and nine months ended September 30, 2023, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS for the three and nine months ended September 30, 2023. Approximately 0.5 million of potentially dilutive shares for both the three and nine months ended September 30, 2023, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS
Net (loss) income	$(33.9)	$23.9	$(105.2)	$166.6
Weighted average shares outstanding for basic (loss) earnings per share	227.2	225.7	226.9	225.3
Basic (loss) earnings per share attributable to common shareholders	$(0.15)	$0.11	$(0.46)	$0.74
Diluted EPS
Net (loss) income	$(33.9)	$23.9	$(105.2)	$166.6
Weighted average shares outstanding for basic (loss) earnings per share	227.2	225.7	226.9	225.3
Dilutive effect of restricted stock units	—	1.4	—	2.2
Dilutive effective of stock options	—	0.4	—	0.8
Weighted average shares outstanding for diluted (loss) earnings per share	227.2	227.5	226.9	228.3
Diluted (loss) earnings per share attributable to common shareholders	$(0.15)	$0.11	$(0.46)	$0.73

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,186.2	$127.1	$255.3	$1,568.6
Leasing	At a point in time	346.8	54.1	40.6	441.5
Capital markets	At a point in time	136.7	20.9	19.3	176.9
Valuation and other	At a point in time or over time	32.2	39.8	27.0	99.0
Total revenue		$1,701.9	$241.9	$342.2	$2,286.0

		Three Months Ended September 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$1,257.1	$111.4	$240.9	$1,609.4
Leasing	At a point in time	430.3	52.6	41.2	524.1
Capital markets	At a point in time	223.6	28.1	12.4	264.1
Valuation and other	At a point in time or over time	48.5	39.9	29.1	117.5
Total revenue		$1,959.5	$232.0	$323.6	$2,515.1

		Nine Months Ended September 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,732.5	$360.6	$761.5	$4,854.6
Leasing	At a point in time	1,000.4	148.6	109.4	1,258.4
Capital markets	At a point in time	420.1	52.4	40.2	512.7
Valuation and other	At a point in time or over time	106.0	125.4	84.2	315.6
Total revenue		$5,259.0	$687.0	$995.3	$6,941.3

		Nine Months Ended September 30, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$3,576.0	$344.1	$706.5	$4,626.6
Leasing	At a point in time	1,254.6	166.6	120.9	1,542.1
Capital markets	At a point in time	775.7	102.4	44.0	922.1
Valuation and other	At a point in time or over time	149.9	128.5	89.5	367.9
Total revenue		$5,756.2	$741.6	$960.9	$7,458.7
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

The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	September 30, 2023	December 31, 2022
Short-term contract assets	$382.8	$397.3
Contract asset allowances	(39.3)	(39.1)
Short-term contract assets, net	343.5	358.2

Non-current contract assets	77.5	89.7
Contract asset allowances	(1.8)	(2.2)
Non-current contract assets, net, included in Other non-current assets	75.7	87.5

Total contract assets, net	$419.2	$445.7

Contract liabilities included in Accounts payable and accrued expenses	$65.2	$68.7
The amount of revenue recognized during the nine months ended September 30, 2023 that was included in the contract liabilities balance at the beginning of the period was $45.9 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
Exemptions
The Company incurs incremental costs to obtain new contracts across certain of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2022	$1,516.8	$305.9	$242.8	$2,065.5
Dispositions	—	(0.7)	(1.6)	(2.3)
Effect of movements in exchange rates and other	(0.1)	2.0	(12.7)	(10.8)
Balance as of September 30, 2023	$1,516.7	$307.2	$228.5	$2,052.4
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the nine months ended September 30, 2023 and adjusted the provisional goodwill amounts recognized.
For the nine months ended September 30, 2023 and 2022, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our current determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,367.1	(1,091.0)	276.1
Other intangible assets	5 - 7	15.1	(14.4)	0.7
Total intangible assets		$1,928.2	$(1,105.4)	$822.8

		As of December 31, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,372.0	(1,045.7)	326.3
Other intangible assets	5 - 7	16.8	(14.6)	2.2
Total intangible assets		$1,934.8	$(1,060.3)	$874.5
Amortization expense was $16.2 million and $15.9 million for the three months ended September 30, 2023 and 2022, respectively, and $49.3 million and $47.8 million for the nine months ended September 30, 2023 and 2022, respectively.
No impairments of intangible assets were recorded during the nine months ended September 30, 2023 and 2022.

Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (“Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited ("Vanke JV"), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Vanke JV and recognized royalty fee income of $2.1 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $6.2 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	September 30, 2023	December 31, 2022
Greystone JV	$566.6	$550.8
Vanke JV	117.9	116.3
Other investments	9.0	10.2
Total Equity method investments	$693.5	$677.3
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Greystone JV	$12.9	$17.1	$29.7	$45.3
Vanke JV	2.6	1.0	8.2	3.4
Other investments	1.1	1.9	3.4	5.7
Total Earnings from equity method investments	$16.6	$20.0	$41.3	$54.4

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
As of September 30, 2023, the Company's active interest rate hedging instruments consisted of nine interest rate swap agreements designated as cash flow hedges. The Company's hedge instrument balances as of September 30, 2023 related solely to these interest rate swaps and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2023 and December 31, 2022, there were $76.2 million and $48.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $44.3 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact some of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized losses of $4.8 million and $14.6 million, offset by unrealized gains of $0.6 million and $1.0 million during the three and nine months ended September 30, 2023, respectively. The Company recognized realized losses of $2.7 million and $12.5 million, offset by unrealized gains of $1.6 million and $2.5 million, during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company had 24 and 25 foreign currency exchange forward contracts outstanding covering a notional amount of $1,238.3 million and $886.6 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of September 30, 2023 and December 31, 2022 (in millions):

		September 30, 2023		December 31, 2022
	September 30, 2023	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$33.7	$—	$—	$10.7
Non-designated:
Foreign currency forward contracts	$1,238.3	$1.1	$0.5	$2.8	$3.0
The fair value of interest rate swaps is included within Other non-current assets and Other non-current liabilities as of September 30, 2023 and December 31, 2022, respectively, in the Condensed Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets, respectively. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive Loss (Gain)
Three Months Ended September 30, 2023
Interest rate cash flow hedges	$(60.3)	$(17.6)	$10.5	$(67.4)

Three Months Ended September 30, 2022
Interest rate cash flow hedges	$(7.9)	$(41.3)	$(2.2)	$(51.4)
(1) Amount is net of deferred tax expense of $5.1 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively.
Gains of $10.5 million and losses of $2.2 million were reclassified into earnings during the three months ended September 30, 2023 and 2022, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive Loss (Gain)
Nine Months Ended September 30, 2023
Interest rate cash flow hedges	$(48.7)	$(43.2)	$24.5	$(67.4)

Nine Months Ended September 30, 2022
Interest rate cash flow hedges	$84.2	$(116.5)	$(19.1)	$(51.4)
(1) Amount is net of deferred tax expense of $8.8 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Gains of $24.5 million and losses of $19.1 million were reclassified into earnings during the nine months ended September 30, 2023 and 2022, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	September 30, 2023	December 31, 2022
Collateralized:
2018 First Lien Loan, due August 2025, net of unamortized discount and financing costs of $0.0 million and $19.1 million, respectively	$192.9	$2,573.9
2018 First Lien Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $11.0 million	986.5	—
2018 First Lien Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $20.2 million	979.8	—
2020 Senior Secured Notes, due May 2028, net of unamortized financing costs of $6.7 million and $7.8 million, respectively	643.3	642.2
2023 Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $7.1 million	392.9	—
Finance lease liabilities	43.4	39.6
Notes payable to former stockholders	0.2	0.2
Total	3,239.0	3,255.9
Less: current portion of long-term debt	(113.8)	(44.2)
Total Long-term debt, net	$3,125.2	$3,211.7
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
On January 31, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the $2.6 billion aggregate principal amount outstanding under the 2018 First Lien Loan to January 31, 2030 (“2030 Tranche-1”), incurring an additional $15.3 million in debt transaction costs which will be capitalized and amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $16.9 million within Interest expense, net of interest income, consisting of $8.7 million in unamortized deferred financing costs and $8.2 million in certain new transaction costs paid to creditors. The Company also recognized $4.7 million of new transaction costs directly in Interest expense in the first quarter of 2023. The August 21, 2025 maturity date of the remaining $1.6 billion 2018 First Lien Loan (“2025 Tranche”) remained unchanged.
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
On August 24, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the $1.6 billion aggregate principal amount outstanding under the 2025 Tranche to January 31, 2030 (“2030 Tranche-2”), incurring an additional $20.4 million in debt transaction costs which will be capitalized and amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $23.6 million within Interest expense, net of interest income, consisting of $10.6 million in unamortized deferred financing costs and $13.0 million in certain new transaction costs paid to creditors. The Company also recognized $2.5 million of transaction costs directly in Interest expense in the third quarter of 2023. Upon execution of this amendment, along with the offering of $400.0 million in senior secured notes (discussed below), the 2025 Tranche had a remaining aggregate principal balance outstanding of $192.9 million and a maturity date of August 21, 2025.

The 2018 First Lien Loan bears interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2023, the Company elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 4.00% for the 2030 Tranche-2. As of September 30, 2023, the effective interest rates were 8.20%, 8.91%, and 9.75% for the 2025 Tranche, 2030 Tranche-1, and 2030 Tranche-2 of the 2018 First Lien Loan, respectively.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 of the 2018 First Lien Loan, including any incremental borrowings. Commencing in March 2024, the 2018 Credit Agreement will require quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-2 of the 2018 First Lien Loan, including any incremental borrowings. All required principal payments under the 2025 Tranche have been satisfied until maturity.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Company’s Revolver was undrawn as of September 30, 2023 and December 31, 2022.
2020 Senior Secured Notes
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2020 Notes”). Net proceeds from the 2020 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2020 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2020 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.97% as of September 30, 2023.
2023 Senior Secured Notes
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2023 Notes”). Net proceeds from the 2023 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2023 Notes were offered in a private placement exempt from registration under the Securities Act. In addition, the Company recognized a loss on debt extinguishment of $1.4 million and directly expensed transaction costs of $1.5 million within Interest expense, net of interest income in the third quarter of 2023 related to this issuance. The 2023 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 9.10% as of September 30, 2023.
Financial Covenant and Related Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding loans under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio may not exceed 5.00 to 1.00. The 2018 Credit Agreement, the indenture governing the 2020 Notes, and the indenture governing the 2023 Notes impose certain operating and financial restrictions on the Company, and in the event of certain defaults, all of the Company’s borrowings would become immediately due and payable.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2020 Notes and the indenture governing the 2023 Notes as of September 30, 2023 and December 31, 2022.

Note 10: Commitments and Contingencies
Contingencies
In the normal course of business, the Company is subject to various claims and litigation. The Company is also subject to threatened or pending legal actions arising from activities of contractors. A liability is recorded for the potential costs of carrying out further actions based on known claims and previous claims history, and for losses from litigation that are probable and estimable. Legal fees are expensed as incurred. Many of these claims may be covered under the Company’s current insurance programs, subject to self-insurance levels and deductibles. The timing and ultimate settlement of these matters is inherently uncertain, however, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
The Company is also subject to various workers’ compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s incurred but not reported (“IBNR”) claims, based on assessment using prior claims history.
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, contingent liabilities recorded within Other current liabilities were $101.6 million and $76.9 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $50.7 million and $39.7 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, workers’ compensation and other medical claims. As of September 30, 2023 and December 31, 2022, E&O and other litigation claims were $51.3 million and $36.6 million, respectively, and workers’ compensation and medical claims liabilities were $101.0 million and $80.0 million, respectively.
The Company had insurance recoverable balances for E&O claims as of September 30, 2023 and December 31, 2022 totaling $5.1 million and $7.4 million, respectively.
Payroll Tax Claims
In a non-U.S. jurisdiction, the Company is currently engaged in a dispute with a local tax authority about the application of tax rules related to certain payroll taxes with respect to two of our subsidiaries for tax years ended 2015 to 2021. The tax authority has claimed the Company owes unpaid employer payroll tax contributions, plus interest. In addition, we could receive claims for alleged unpaid income taxes as we have been served with protective determinations by the same tax authority.
The Company believes that it has appropriately applied the payroll tax rules, including as a result of its consideration of a recent ruling by an appellate court in the jurisdiction, and disagrees with the amounts claimed. However, the Company recorded an immaterial liability as of September 30, 2023 that is equal to the estimated probable loss for two of the years under review. For other previous years, based on recently established legal precedent, the Company has determined that a range of reasonably possible loss is not currently estimable. The Company continues to assess this matter and it is reasonably possible that the matter could result in an additional, potentially material, liability in future periods.
401(k) Nondiscrimination Testing
The Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of September 30, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The corrective amount is not material.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 8 years and maximum potential future payments of approximately $43.2 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

Note 11: Related Party Transactions
Broker and Employee Receivables
As of September 30, 2023 and December 31, 2022, the Company had receivables from brokers and other employees of $49.6 million and $50.8 million, respectively, that are included in Prepaid expenses and other current assets, and $329.1 million and $271.7 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, trade and other receivables, a deferred purchase price (“DPP”) receivable, restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents and restricted cash approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions. Due to the short-term nature of trade and other receivables, accounts payable and accrued expenses, and short-term borrowings, their carrying amount is considered to be the same as their fair value.
The estimated fair value of external debt was $3.2 billion and $3.2 billion as of September 30, 2023 and December 31, 2022, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.2 billion and $3.2 billion as of September 30, 2023 and December 31, 2022, respectively, which excludes debt issuance costs. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in millions):

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	29.4	29.4	—	—
Foreign currency forward contracts	1.1	—	1.1	—
Interest rate swap agreements	33.7	—	33.7	—
Equity securities	1.1	1.1	—	—
Total	$66.3	$31.5	$34.8	$—
Liabilities
Deferred compensation plan liabilities	$31.4	$31.4	$—	$—
Foreign currency forward contracts	0.5	—	0.5	—
Earn-out liabilities	24.8	—	—	24.8
Total	$56.7	$31.4	$0.5	$24.8

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	31.9	31.9	—	—
Foreign currency forward contracts	2.8	—	2.8	—
Deferred purchase price receivable	387.8	—	—	387.8
Equity securities	21.5	21.5	—	—
Total	$444.9	$54.3	$2.8	$387.8
Liabilities
Deferred compensation plan liabilities	$33.2	$33.2	$—	$—
Foreign currency forward contracts	3.0	—	3.0	—
Interest rate swap agreements	10.7	—	10.7	—
Earn-out liabilities	29.3	—	—	29.3
Total	$76.2	$33.2	$13.7	$29.3
During the nine months ended September 30, 2023, the only transfer between the three levels of the fair value hierarchy was a transfer out of Level 3 related to the DPP receivable which occurred during the second quarter of 2023. There were no transfers between the three levels of the fair value hierarchy during the year ended December 31, 2022. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022, except as it relates to the DPP receivable which is discussed further below.
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

Deferred Purchase Price Receivable
The Company has a revolving trade accounts receivables securitization program, which it amends periodically (the “A/R Securitization”). In June 2023, the Company amended the A/R Securitization to extend the maturity date and the program was transitioned to a new provider. Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables and collections on previously transferred receivables. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. Changes in the DPP receivable attributed to changes in estimates for credit losses have been and are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. As of September 30, 2023 and December 31, 2022, the DPP receivable of $206.9 million and $387.8 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets. Refer to Note 13: Accounts Receivable Securitization for more information.
As of September 30, 2023, the carrying amount of the DPP receivable approximates its fair value. As the DPP receivable is not fair valued on a recurring basis, it has been and will be excluded from the fair value hierarchy table above and was presented as a transfer out of Level 3 in the three months ended June 30, 2023. Transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. The table below presents a reconciliation of the deferred purchase price receivable, previously measured at fair value using significant unobservable inputs (Level 3) (in millions):

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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2023, the Company had the potential to make a maximum of $28.7 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 6 years.
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

The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2023	2022
Balance as of January 1,	$29.3	$21.4
Purchases/additions	—	11.3
Net change in fair value and other adjustments	(0.4)	(1.1)
Payments	(4.1)	(0.1)
Balance as of September 30,	$24.8	$31.5
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
In October 2021, the Company made a strategic investment of $150.0 million in WeWork. As quoted market prices for identical assets are available, this investment is classified as a Level 1 investment, and mark to market gains and losses are recognized on a recurring basis. As of September 30, 2023 and December 31, 2022, the fair value of our investment in WeWork of $1.1 million and $21.5 million, respectively, is included in Other non-current assets in the Consolidated Balance Sheets.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of September 30, 2023 and December 31, 2022, our investments in early stage proptech companies had a fair value of approximately $46.7 million and $42.4 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds are fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of September 30, 2023 and December 31, 2022, our investments in real estate venture capital funds had a fair value of approximately $77.4 million and $82.8 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other expense, net, in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company recognized unrealized losses of $2.7 million and $20.4 million, respectively, related to our investment in WeWork and unrealized losses of $1.3 million and $2.5 million, respectively, from other real estate investments. During the three and nine months ended September 30, 2022, the Company recognized unrealized losses of $35.6 million and $89.3 million, respectively, related to our investment in WeWork, offset by unrealized gains of $2.1 million and $7.0 million, respectively, from other real estate investments.

Note 13: Accounts Receivable Securitization
Under the A/R Securitization, certain of the Company’s wholly-owned subsidiaries continuously sell (or contribute) receivables to certain wholly-owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the “Purchaser”). Although the special purpose entities are wholly-owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to have liabilities satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company.

All transactions under the A/R Securitization are accounted for as a true sale in accordance with ASC Topic 860, Transfers and Servicing (“Topic 860”). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the consolidated balance sheet. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with Topic 860. Any financial statement impact associated with the servicing liability was immaterial for all periods presented.
This A/R Securitization program allows the Company to receive a cash payment and a DPP receivable for sold receivables. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the nine months ended September 30, 2023 and 2022, receivables sold under the A/R Securitization were $2.0 billion and $1.4 billion, respectively, and cash collections from customers on receivables sold were $2.1 billion and $1.1 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2023 and December 31, 2022, the outstanding principal on receivables sold under the A/R Securitization was $350.5 million and $407.9 million, respectively.
This A/R Securitization program also gives the Company access to up to a $200.0 million credit investment limit. As of September 30, 2023 and December 31, 2022, the Company had $120.0 million and $0.0 million, respectively, drawn on the investment limit. On June 20, 2023, the Company amended the A/R Securitization to extend the maturity date to June 19, 2026 and incurred a servicing liability fee of $11.3 million in connection with the amendment, which will be amortized through the maturity date of the program.
Refer to Note 12: Fair Value Measurements for additional discussion related to the DPP receivable.

Note 14: Restructuring
As a result of the current macroeconomic challenges and operating environment, the Company has actioned certain cost savings initiatives in 2023, including reductions in headcount across select roles to help optimize our workforce which will be substantially complete by the end of the year. The Company expects to incur $20.0 million to $30.0 million of restructuring charges in 2023 related to these cost savings initiatives. The restructuring charges recorded in Restructuring, impairment and related charges in the Condensed Consolidated Statements of Operations primarily reflect severance costs.
The Company recognized restructuring charges of approximately $6.8 million and $18.9 million during the three and nine months ended September 30, 2023, respectively.
The following table details the Company’s restructuring activity for the nine months ended September 30, 2023 (in millions):

	Severance Pay and Benefits	Contract Modifications and Other Costs	Total
Balance as of December 31, 2022	$5.7	$—	$5.7
Restructuring Charges:
Americas	10.7	1.6	12.3
EMEA	4.9	—	4.9
APAC	1.7	—	1.7
Total Restructuring Charges	17.3	1.6	18.9
Payments and Other:
Americas	(9.6)	(1.6)	(11.2)
EMEA	(5.2)	—	(5.2)
APAC	(2.3)	—	(2.3)
Total Payments and Other	(17.1)	(1.6)	(18.7)
Balance as of September 30, 2023	$5.9	$—	$5.9
The restructuring accruals of $5.9 million and $5.7 million were recorded within Other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$588.2	$644.5
Restricted cash recorded in Prepaid expenses and other current assets	47.1	74.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$635.3	$719.0
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid for:
Interest	$167.6	$116.2
Income taxes	74.5	197.8
Operating leases	89.5	85.4
Non-cash investing/financing activities:
Property and equipment additions through finance leases	21.7	21.9
Deferred and contingent payment obligation incurred through acquisitions	—	23.6
(Decrease) increase in beneficial interest in a securitization	(60.9)	233.0
Right of use assets obtained through operating leases	46.3	29.8

Note 16: Subsequent Events
The Company has evaluated subsequent events through October 30, 2023, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

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
As discussed in “Cautionary Note Regarding Forward-Looking Statements” below, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.

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
•social, political and economic risks globally as well as foreign currency volatility;
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
•the operating and financial restrictions that our 2018 Credit Agreement, the indenture governing the 2020 Notes and the indenture governing the 2023 Notes impose on us and the possibility that in an event of default all of our borrowings may become immediately payable;
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

Recent Developments and Outlook
Highlights from the period ended September 30, 2023:
Year-to-Date Results:
•Revenue of $6.9 billion and service line fee revenue of $4.7 billion for the nine months ended September 30, 2023 decreased 7% and 12%, respectively, from the nine months ended September 30, 2022.
◦Property, facilities and project management grew 3%, primarily driven by the Americas and APAC.
◦Leasing, Capital markets and Valuation and other declined 19%, 44% and 15%, respectively.
•Net loss and diluted loss per share for the nine months ended September 30, 2023 were $105.2 million and $0.46, respectively.
◦Adjusted EBITDA of $357.0 million was down 47% from the nine months ended September 30, 2022.
•Liquidity as of September 30, 2023 was $1.7 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.6 billion.
Third Quarter Results:
•Revenue of $2.3 billion and service line fee revenue of $1.6 billion for the third quarter of 2023 decreased 9% and 11%, respectively, from the third quarter of 2022.
◦Property, facilities and project management remained flat compared to the prior period.
◦Leasing, Capital markets and Valuation and other declined 16%, 33% and 17%, respectively.
•Net loss and diluted loss per share for the third quarter of 2023 were $33.9 million and $0.15, respectively.
◦Adjusted EBITDA of $150.0 million was down 26% from the third quarter of 2022.
Macroeconomic Trends and Uncertainties
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit. There continues to be significant macroeconomic and geopolitical uncertainty in many markets around the world. These macroeconomic challenges, including elevated inflation and interest rates, have led to ongoing volatility within global capital and credit markets, have contributed to recessionary conditions in commercial real estate and have negatively impacted demand for our services during 2023. We expect these macroeconomic challenges to persist through the remainder of 2023.
In particular, many of our clients have been unable to procure credit or financing on favorable terms as lending conditions and terms have tightened and borrowers face higher capital costs, resulting in lower transaction volumes and declines in our Capital markets, Leasing and Valuation and other service lines. Clients may continue to delay real estate transaction decisions until property values and economic conditions settle, which could continue to reduce the commissions and fees we earn for brokering those transactions. A protracted continuation or further deterioration of these macroeconomic conditions, as well as future uncertainty or weakness in the credit markets, could further affect commercial real estate transaction volumes and pricing. While transactional markets have remained under pressure during the year, our Property, facilities and project management service line continued to demonstrate resiliency and grew 3% over the prior year.

Recent Regulatory Developments
The Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Most recently, the OECD announced a consensus around further changes in traditional international tax principles (“BEPS 2.0”) to address, among other things, the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On July 11, 2023, following the Pillar 2 directive, the UK enacted legislation to transpose the Pillar 2 directive into domestic law for years beginning after December 31, 2023. The EU and other countries are taking similar actions to propose and implement Pillar 2 legislation, pursuant to the directive. As a company organized in England and Wales, we are evaluating developments to determine whether Pillar 2 will materially impact our financial position in the future. Any material change in tax laws or policies, or their interpretation, resulting from BEPS, BEPS 2.0, or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies or estimates as of September 30, 2023, with the exception of goodwill reporting units discussed below.
As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, the Company performs goodwill impairment reviews at the reporting unit level. U.S. GAAP defines a reporting unit as a component of an operating segment if the component constitutes a business, for which discrete financial information is available and segment management regularly reviews the operating results of that component. In 2022, we performed our goodwill impairment evaluation over five reporting units, resulting in no impairment charges as the estimated fair value of each reporting unit exceeded its carrying value.
Effective July 1, 2023, the Company has revised the identification of our reporting units used to evaluate goodwill for impairment from five reporting units to four reporting units. Previously (including the second quarter of 2023), the Americas and C&W Services reporting units comprised the Americas segment, the EMEA reporting unit comprised the EMEA segment, and the APAC and Greater China reporting units comprised the APAC segment. The Company no longer identifies Greater China as a separate reporting unit for purposes of assessing goodwill for impairment, as a result of changes in management and reporting structures, including a change in our Chief Executive Officer in July 2023, and due to similarities in economic characteristics. Effective July 1, 2023, the Company’s reporting units consist of Americas, C&W Services, EMEA and APAC (including Greater China). We have not made any other changes to our policies related to evaluating goodwill for impairment.
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

Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, changes in interest rates, inflation, pressure on the global banking system, the impact of tax and regulatory policies, the cost and availability of credit, changes in employment rates, demand for commercial real estate and the geopolitical environment.
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
In order to assist our investors and improve comparability of results, we present the year-over-year changes in certain of our non-GAAP financial measures, such as Fee-based operating expenses and Adjusted EBITDA, in “local” currency. The local currency change represents the year-over-year change assuming no movement in foreign exchange rates from the prior year. We believe that this provides our management and investors with a better view of comparability and trends in the underlying operating business.
Key Performance Measures
We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. The measures include Segment operating expenses, Fee-based operating expenses, Adjusted EBITDA, Adjusted EBITDA margin and local currency. Certain of these metrics are non-GAAP measures currently utilized by management to assess performance, and we disclose these measures to investors to assist them in providing a meaningful understanding of our performance. See “Use of Non-GAAP Financial Measures” and “Results of Operations” below.

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
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, pre-IPO stock-based compensation, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate integration and other costs related to merger, pre-IPO stock-based compensation, unrealized (gains) / losses on investments, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$878.8	$878.5	0%	(1)%	$2,664.7	$2,588.0	3%	3%
Leasing	435.7	518.4	(16)%	(16)%	1,240.0	1,526.0	(19)%	(18)%
Capital markets	176.3	263.2	(33)%	(33)%	511.0	919.5	(44)%	(44)%
Valuation and other	97.3	116.8	(17)%	(18)%	309.3	364.6	(15)%	(14)%
Total service line fee revenue(1)	1,588.1	1,776.9	(11)%	(11)%	4,725.0	5,398.1	(12)%	(12)%
Gross contract reimbursables(2)	697.9	738.2	(5)%	(5)%	2,216.3	2,060.6	8%	8%
Total revenue	$2,286.0	$2,515.1	(9)%	(9)%	$6,941.3	$7,458.7	(7)%	(7)%

Costs and expenses:
Cost of services provided to clients	$1,184.2	$1,314.7	(10)%	(10)%	$3,551.5	$3,930.3	(10)%	(9)%
Cost of gross contract reimbursables	697.9	738.2	(5)%	(5)%	2,216.3	2,060.6	8%	8%
Total costs of services	1,882.1	2,052.9	(8)%	(9)%	5,767.8	5,990.9	(4)%	(3)%
Operating, administrative and other	300.9	315.6	(5)%	(5)%	945.7	926.5	2%	2%
Depreciation and amortization	36.2	33.9	7%	6%	108.8	114.2	(5)%	(4)%
Restructuring, impairment and related charges	9.2	0.6	n.m.	n.m.	23.4	3.1	n.m.	n.m.
Total costs and expenses	2,228.4	2,403.0	(7)%	(8)%	6,845.7	7,034.7	(3)%	(2)%
Operating income	57.6	112.1	(49)%	(50)%	95.6	424.0	(77)%	(78)%
Interest expense, net of interest income	(89.5)	(50.4)	78%	75%	(224.2)	(139.7)	60%	60%
Earnings from equity method investments	16.6	20.0	(17)%	(16)%	41.3	54.4	(24)%	(23)%
Other expense, net	(2.0)	(31.6)	(94)%	(94)%	(12.8)	(89.5)	(86)%	(86)%
(Loss) earnings before income taxes	(17.3)	50.1	n.m.	n.m.	(100.1)	249.2	n.m.	n.m.
Provision for income taxes	16.6	26.2	(37)%	(37)%	5.1	82.6	(94)%	(94)%
Net (loss) income	$(33.9)	$23.9	n.m.	n.m.	$(105.2)	$166.6	n.m.	n.m.
Net (loss) income margin	(1.5)%	1.0%			(1.5)%	2.2%

Adjusted EBITDA	$150.0	$201.9	(26)%	(27)%	$357.0	$679.0	(47)%	(47)%
Adjusted EBITDA margin(3)	9.4%	11.4%			7.6%	12.6%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(33.9)	$23.9	$(105.2)	$166.6
Add/(less):
Depreciation and amortization	36.2	33.9	108.8	114.2
Interest expense, net of interest income	89.5	50.4	224.2	139.7
Provision for income taxes	16.6	26.2	5.1	82.6
Unrealized loss on investments, net(1)	4.0	33.5	22.9	82.3
Integration and other costs related to merger(2)	2.4	3.3	6.8	11.1
Pre-IPO stock-based compensation	—	0.8	—	2.5
Acquisition related costs and efficiency initiatives(3)	—	19.2	11.7	54.2
Cost savings initiatives(4)	14.2	—	41.4	—
CEO transition costs(5)	3.2	—	5.5	—
Servicing liability fees and amortization(6)	0.7	6.3	12.3	6.9
Legal and compliance matters(7)	14.1	—	14.1	—
Other(8)	3.0	4.4	9.4	18.9
Adjusted EBITDA	$150.0	$201.9	$357.0	$679.0
(1) Represents net unrealized losses on fair value investments during the three and nine months ended September 30, 2023 and 2022, primarily related to our investment in WeWork.
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
(5) CEO transition costs reflect accelerated stock-based compensation expense associated with stock awards granted to John Forrester, the Company’s former Chief Executive Officer who stepped down from that position as of June 30, 2023, but remains employed by the Company as a Strategic Advisor. The requisite service period under the applicable award agreements will be satisfied upon Mr. Forrester’s planned retirement from the Company on December 31, 2023. In addition, this includes Mr. Forrester’s salary and bonus accruals for the third quarter of 2023. We believe the accelerated expense for these stock awards, salary and bonus accruals are similar in nature to one-time severance benefits and are not normal, recurring operating expenses necessary to operate the business.
(6) Servicing liability fees and amortization primarily reflects the additional non-cash servicing liability fee of $11.3 million and $5.0 million accrued in connection with the A/R Securitization amendments during the nine months ended September 30, 2023 and 2022, respectively. The liability will be amortized through June 2026.
(7) The Company recorded estimated losses of $14.1 million during the period ended September 30, 2023 for certain legal matters related to prior periods for which the liability became probable and estimable in the third quarter of 2023 (see Note 10: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements). We excluded losses from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods.
(8) For the nine months ended September 30, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards, one-time consulting costs associated with certain legal entity reorganization projects and a loss on sale of investments. For the nine months ended September 30, 2022, Other includes a loss of $13.8 million related to the disposal of operations in Russia, as well as COVID-19 related costs.

Below is a summary of Total costs and expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas Fee-based operating expenses	$1,017.2	$1,164.6	$3,110.4	$3,471.0
EMEA Fee-based operating expenses	191.9	186.7	568.9	601.1
APAC Fee-based operating expenses	243.7	245.0	730.6	706.8
Cost of gross contract reimbursables	697.9	738.2	2,216.3	2,060.6
Segment operating expenses	2,150.7	2,334.5	6,626.2	6,839.5
Depreciation and amortization	36.2	33.9	108.8	114.2
Integration and other costs related to merger(1)	2.4	3.3	6.8	11.1
Pre-IPO stock-based compensation	—	0.8	—	2.5
Acquisition related costs and efficiency initiatives(2)	—	19.2	11.7	54.2
Cost savings initiatives(3)	14.2	—	41.4	—
CEO transition costs(4)	3.2	—	5.5	—
Servicing liability fees and amortization(5)	0.7	6.3	12.3	6.9
Legal and compliance matters(6)	14.1	—	14.1	—
Other, including foreign currency movements(7)	6.9	5.0	18.9	6.3
Total costs and expenses	$2,228.4	$2,403.0	$6,845.7	$7,034.7
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
(4) CEO transition costs reflect accelerated stock-based compensation expense associated with stock awards granted to John Forrester, the Company’s former Chief Executive Officer who stepped down from that position as of June 30, 2023, but remains employed by the Company as a Strategic Advisor. The requisite service period under the applicable award agreements will be satisfied upon Mr. Forrester’s planned retirement from the Company on December 31, 2023. In addition, this includes Mr. Forrester’s salary and bonus accruals for the third quarter of 2023. We believe the accelerated expense for these stock awards, salary and bonus accruals are similar in nature to one-time severance benefits and are not normal, recurring operating expenses necessary to operate the business.
(5) Servicing liability fees and amortization primarily reflects the additional non-cash servicing liability fee of $11.3 million and $5.0 million accrued in connection with the A/R Securitization amendments during the nine months ended September 30, 2023 and 2022, respectively. The liability will be amortized through June 2026.
(6) The Company recorded estimated losses of $14.1 million during the period ended September 30, 2023 for certain legal matters related to prior periods for which the liability became probable and estimable in the third quarter of 2023 (see Note 10: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements). We excluded losses from the calculation of Fee-based operating expenses and Segment operating expenses to improve the comparability of our operating results for the current period to prior and future periods.
(7) For the nine months ended September 30, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards, one-time consulting costs associated with certain legal entity reorganization projects and the effects of movements in foreign currency. For the nine months ended September 30, 2022, Other includes COVID-19 related costs and the effects of movements in foreign currency.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Revenue
Revenue of $2.3 billion decreased $229.1 million or 9% compared to the three months ended September 30, 2022, primarily driven by the Americas, which decreased 13%. This decline was principally driven by decreases in Leasing and Capital markets revenue of 16% and 33%, respectively, as a challenging macroeconomic environment and interest rate uncertainty continue to adversely affect commercial real estate transaction volumes and delay occupier decision making. Valuation and other declined 17% as a result of lower activity in our valuation business, stemming from the slowdown in transactions. In addition, we experienced unfavorable movements in foreign currency of $10.2 million compared to the third quarter of 2022 as a result of a stronger USD.
Costs of services
Costs of services of $1.9 billion decreased $170.8 million or 8% compared to the three months ended September 30, 2022. Cost of services provided to clients decreased 10% principally due to lower commissions as a result of lower brokerage revenue. Cost of gross contract reimbursables decreased 5% driven by changes in client mix.
Operating, administrative and other
Operating, administrative and other expenses of $300.9 million decreased $14.7 million or 5% compared to the three months ended September 30, 2022, primarily driven by lower consulting and insurance expenses, as well as our cost savings initiatives.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $9.2 million increased $8.6 million compared to the three months ended September 30, 2022. This increase principally reflects the increase in severance and employment-related costs as a result of cost savings initiatives actioned in 2023, including a reduction in headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment, as well as impairment charges related to property lease rationalizations.
Interest expense, net of interest income
Interest expense of $89.5 million increased $39.1 million or 78% compared to the three months ended September 30, 2022, primarily related to a loss on debt extinguishment of $25.0 million as well as $4.0 million of new transaction costs expensed in the third quarter of 2023 in connection with the August 2023 refinancing of a portion of the borrowings under our 2018 Credit Agreement (see Note 9: Long-Term Debt and Other Borrowings in the Notes to the Condensed Consolidated Financial Statements for further information). The increase in interest expense was also partially driven by higher variable interest rates on our debt compared to the prior period.
Earnings from equity method investments
Earnings from equity method investments of $16.6 million decreased $3.4 million compared to the three months ended September 30, 2022, primarily due to a decline in earnings recognized from our equity method investment with Greystone due to lower transaction volumes as a result of tighter lending conditions.
Other expense, net
Other expense of $2.0 million decreased $29.6 million or 94% compared to the three months ended September 30, 2022, principally driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork.
Provision for income taxes
Provision for income taxes for the third quarter of 2023 was $16.6 million on a loss before income taxes of $17.3 million. For the third quarter of 2022, the provision for income taxes was $26.2 million on earnings before income taxes of $50.1 million. The negative effective tax rate for the three months ended September 30, 2023 was principally driven by the increase in the valuation allowance the Company has placed on a portion of our deferred tax assets. Additionally, the decrease in income tax expense was driven by lower earnings and the utilization of net operating losses and foreign tax credits in 2023.

Net loss (income) and Adjusted EBITDA
Net loss of $33.9 million decreased $57.8 million compared to net income of $23.9 million in the three months ended September 30, 2022, principally driven by declines in our Leasing, Capital markets and Valuation and other service lines. A loss on debt extinguishment, estimated losses accrued during the current period related to certain legal matters (see Note 10: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements) and lower earnings from our Greystone equity method investment also contributed to the decline from the prior period. These trends were partially offset by our cost savings initiatives.
Adjusted EBITDA of $150.0 million decreased by $51.9 million or 26%, driven by the same factors impacting Net income discussed above, with the exception of the loss on debt extinguishment and estimated losses accrued during the current period related to certain legal matters.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Revenue
Revenue of $6.9 billion decreased $517.4 million or 7% compared to the nine months ended September 30, 2022, primarily driven by the Americas, which decreased 9%. This decline was principally driven by decreases in Leasing and Capital markets revenue of 19% and 44%, respectively, as a challenging macroeconomic environment and interest rate uncertainty continue to adversely affect commercial real estate transaction volumes and delay occupier decision making. Valuation and other also declined 15% as a result of lower activity in our valuation business stemming from the slowdown in transactions. In addition, we experienced unfavorable movements in foreign currency of $36.1 million compared to the nine months ended September 30, 2022 as a result of a stronger USD. Partially offsetting these trends was the continued growth of our Property, facilities and project management service line, namely our property management and facilities management businesses, and Gross contract reimbursables revenue, which were up 3% and 8%, respectively.
Costs of services
Costs of services of $5.8 billion decreased $223.1 million or 4% compared to the nine months ended September 30, 2022. Cost of services provided to clients decreased 10% principally due to lower commissions as a result of lower brokerage revenue. Cost of gross contract reimbursables increased 8% driven by the continued growth in our Property, facilities and project management service line and cost inflation. Total costs of services as a percentage of total revenue were 83% for the nine months ended September 30, 2023 compared to 80% for the nine months ended September 30, 2022 due to business mix and cost inflation.
Operating, administrative and other
Operating, administrative and other expenses of $945.7 million increased $19.2 million or 2% compared to the nine months ended September 30, 2022, primarily driven by higher employment costs, including accelerated stock-based compensation expense associated with our CEO transition and incentive compensation recorded in the first half of the year to align with actual bonus payments, partially offset by our cost savings initiatives. Operating, administrative and other costs as a percentage of total revenue were 14% for the nine months ended September 30, 2023 compared to 12% for the nine months ended September 30, 2022.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $23.4 million increased $20.3 million compared to the nine months ended September 30, 2022. This increase principally reflects the increase in severance and employment-related costs and impairment charges as a result of cost savings initiatives actioned in 2023, including a reduction in headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment, as well as impairment charges related to property lease rationalizations.

Interest expense, net of interest income
Interest expense of $224.2 million increased $84.5 million or 60% compared to the nine months ended September 30, 2022, primarily related to an aggregate loss on debt extinguishment of $41.9 million as well as $8.7 million of new transaction costs expensed in 2023 in connection with the refinancing of a portion of the borrowings under our 2018 Credit Agreement in January and August 2023 (see Note 9: Long-Term Debt and Other Borrowings in the Notes to the Condensed Consolidated Financial Statements for further information). The increase in interest expense was also partially driven by higher variable interest rates on our debt compared to 2022.
Earnings from equity method investments
Earnings from equity method investments of $41.3 million decreased $13.1 million compared to the nine months ended September 30, 2022, primarily due to a decline in earnings recognized from our equity method investment with Greystone due to lower transaction volumes as a result of tighter lending conditions.
Other expense, net
Other expense of $12.8 million decreased $76.7 million or 86% compared to the nine months ended September 30, 2022, principally driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork. In addition, the Company recognized a loss of $13.8 million in the first quarter of 2022 related to the disposal of our operations in Russia.
Provision for income taxes
Provision for income taxes for the nine months ended September 30, 2023 was $5.1 million on a loss before income taxes of $100.1 million. For the nine months ended September 30, 2022, the provision for income taxes was $82.6 million on earnings before income taxes of $249.2 million. The negative effective tax rate for the nine months ended September 30, 2023 was principally driven by the increase in the valuation allowance the Company has placed on a portion of our deferred tax assets. Additionally, the decrease in income tax expense was driven by lower earnings and the utilization of net operating losses and foreign tax credits in 2023.
Net (loss) income and Adjusted EBITDA
Net loss of $105.2 million decreased $271.8 million compared to net income of $166.6 million in the nine months ended September 30, 2022, principally driven by declines in our Leasing, Capital markets and Valuation and other service lines. An aggregate loss on debt extinguishment, estimated losses accrued during the current period related to certain legal matters (see Note 10: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements) and lower earnings from our Greystone equity method investment also contributed to the year over year decline. These trends were partially offset by our cost savings initiatives.
Adjusted EBITDA of $357.0 million decreased $322.0 million or 47%, driven by the same factors impacting Net loss above, with the exception of the aggregate loss on debt extinguishment and estimated losses accrued during the current period related to certain legal matters. Adjusted EBITDA margin, measured against service line fee revenue, of 7.6% for the nine months ended September 30, 2023 decreased from 12.6% in the nine months ended September 30, 2022.

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

Americas Results
The following table summarizes our results of operations by our Americas operating segment for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$611.7	$618.1	(1)%	(1)%	$1,869.1	$1,814.3	3%	3%
Leasing	341.1	424.8	(20)%	(20)%	981.8	1,239.1	(21)%	(21)%
Capital markets	136.2	222.8	(39)%	(39)%	418.4	773.1	(46)%	(46)%
Valuation and other	31.2	47.9	(35)%	(34)%	103.1	148.3	(30)%	(30)%
Total service line fee revenue(1)	1,120.2	1,313.6	(15)%	(15)%	3,372.4	3,974.8	(15)%	(15)%
Gross contract reimbursables(2)	581.7	645.9	(10)%	(10)%	1,886.6	1,781.4	6%	6%
Total revenue	$1,701.9	$1,959.5	(13)%	(13)%	$5,259.0	$5,756.2	(9)%	(9)%

Costs and expenses:
Americas Fee-based operating expenses	$1,017.2	$1,164.6	(13)%	(13)%	$3,110.4	$3,471.0	(10)%	(10)%
Cost of gross contract reimbursables	581.7	645.9	(10)%	(10)%	1,886.6	1,781.4	6%	6%
Segment operating expenses	$1,598.9	$1,810.5	(12)%	(12)%	$4,997.0	$5,252.4	(5)%	(5)%

Net income (loss)	$20.8	$24.4	(15)%	n.m.	$(10.1)	$156.8	n.m.	n.m.

Adjusted EBITDA	$117.4	$165.6	(29)%	(30)%	$290.4	$552.1	(47)%	(47)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Americas revenue in the third quarter of 2023 was $1.7 billion, a decrease of $257.6 million or 13% from the third quarter of 2022. This decline was principally driven by lower Leasing, Capital markets and Valuation and other revenue which were down 20%, 39% and 35%, respectively, due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes. Property, facilities and project management revenue and Gross contract reimbursables also decreased 1% and 10%, respectively, primarily due to changes in client mix, offset by a change in the gross contract reimbursables of one of our facilities services contracts in the second quarter of 2023.
Fee-based operating expenses of $1.0 billion decreased 13% principally due to lower commissions expense associated with lower brokerage revenue, as well as our cost savings initiatives.
Adjusted EBITDA of $117.4 million decreased $48.2 million or 29%, primarily driven by declines in transactions-based revenue and a decline in earnings from our equity method investment with Greystone due to lower lending volumes. These trends were partially offset by our cost savings initiatives.

Americas: Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Americas revenue for the nine months ended September 30, 2023 was $5.3 billion, a decrease of $497.2 million or 9% from the nine months ended September 30, 2022. This decline was principally driven by lower Leasing, Capital markets and Valuation and other revenue which were down 21%, 46% and 30%, respectively, due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes. Partially offsetting these declines was growth in Property, facilities and project management revenue and Gross contract reimbursables of 3% and 6%, respectively.

Fee-based operating expenses of $3.1 billion decreased 10% principally due to lower commissions expense associated with lower brokerage revenue, as well as our cost savings initiatives. Fee-based operating expenses as a percentage of Total service line fee revenue was 92% in the nine months ended September 30, 2023, compared to 87% in the nine months ended September 30, 2022.
Adjusted EBITDA of $290.4 million decreased $261.7 million or 47%, primarily driven by declines in transactions-based revenue and a decline in earnings from our equity method investment with Greystone due to lower lending volumes. These trends were partially offset by our cost savings initiatives.

EMEA Results
The following table summarizes our results of operations by our EMEA operating segment for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$98.9	$88.2	12%	4%	$280.0	$277.1	1%	0%
Leasing	54.0	52.4	3%	(5)%	148.5	166.0	(11)%	(12)%
Capital markets	20.8	28.0	(26)%	(32)%	52.4	102.3	(49)%	(49)%
Valuation and other	39.1	39.7	(2)%	(8)%	122.9	126.9	(3)%	(3)%
Total service line fee revenue(1)	212.8	208.3	2%	(5)%	603.8	672.3	(10)%	(11)%
Gross contract reimbursables(2)	29.1	23.7	23%	13%	83.2	69.3	20%	18%
Total revenue	$241.9	$232.0	4%	(4)%	$687.0	$741.6	(7)%	(8)%

Costs and expenses:
EMEA Fee-based operating expenses	$191.9	$186.7	3%	(5)%	$568.9	$601.1	(5)%	(6)%
Cost of gross contract reimbursables	29.1	23.7	23%	13%	83.2	69.3	20%	18%
Segment operating expenses	$221.0	$210.4	5%	(3)%	$652.1	$670.4	(3)%	(4)%

Net (loss) income	$(36.0)	$5.2	n.m.	n.m.	$(65.5)	$5.3	n.m.	n.m.

Adjusted EBITDA	$16.6	$24.8	(33)%	(39)%	$31.4	$76.7	(59)%	(61)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended September 30, 2023 compared to the three months ended September 30, 2022
EMEA revenue in the third quarter of 2023 was $241.9 million, an increase of $9.9 million or 4% from the third quarter of 2022. Excluding the favorable impact of foreign currency of $18.5 million, EMEA revenue decreased 4% on a local currency basis. The decline was principally driven by lower Leasing and Capital markets revenue which were down 5% and 32%, respectively, on a local currency basis, due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes. Partially offsetting these declines was growth in Property, facilities and project management revenue and Gross contract reimbursables of 4% and 13%, respectively, on a local currency basis.
Fee-based operating expenses of $191.9 million decreased 5% on a local currency basis principally due to lower employment costs and our cost savings initiatives.
Adjusted EBITDA of $16.6 million decreased $8.2 million or 33% compared to the third quarter of 2022, primarily driven by declines in transactions-based revenue. These trends were partially offset by our cost savings initiatives.

EMEA: Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
EMEA revenue for the nine months ended September 30, 2023 was $687.0 million, a decrease of $54.6 million or 7% from the nine months ended September 30, 2022. Excluding the favorable impact of foreign currency of $7.3 million, EMEA revenue decreased 8% on a local currency basis. The decline was principally driven by lower Leasing and Capital markets revenue which were down 12% and 49%, respectively, on a local currency basis, due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes. Partially offsetting these declines was growth in Gross contract reimbursables of 18% on a local currency basis.
Fee-based operating expenses of $568.9 million decreased 6% on a local currency basis principally due to lower employment costs associated with lower brokerage revenue, as well as our cost savings initiatives. Fee-based operating expenses as a percentage of Total service line fee revenue was 94% in the nine months ended September 30, 2023 compared to 89% in the nine months ended September 30, 2022.
Adjusted EBITDA of $31.4 million decreased $45.3 million or 59% compared to the nine months ended September 30, 2022, primarily driven by declines in transactions-based revenue. These trends were partially offset by our cost savings initiatives.

APAC Results
The following table summarizes our results of operations by our APAC operating segment for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	% Change in USD	% Change in Local Currency	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$168.2	$172.2	(2)%	(2)%	$515.6	$496.6	4%	6%
Leasing	40.6	41.2	(1)%	2%	109.7	120.9	(9)%	(4)%
Capital markets	19.3	12.4	56%	60%	40.2	44.1	(9)%	(4)%
Valuation and other	27.0	29.2	(8)%	(4)%	83.3	89.4	(7)%	(2)%
Total service line fee revenue(1)	255.1	255.0	0%	2%	748.8	751.0	0%	3%
Gross contract reimbursables(2)	87.1	68.6	27%	32%	246.5	209.9	17%	24%
Total revenue	$342.2	$323.6	6%	8%	$995.3	$960.9	4%	7%

Costs and expenses:
APAC Fee-based operating expenses	$243.7	$245.0	(1)%	1%	$730.6	$706.8	3%	6%
Cost of gross contract reimbursables	87.1	68.6	27%	32%	246.5	209.9	17%	24%
Segment operating expenses	$330.8	$313.6	5%	8%	$977.1	$916.7	7%	10%

Net (loss) income	$(18.7)	$(5.7)	n.m.	n.m.	$(29.6)	$4.5	n.m.	n.m.

Adjusted EBITDA	$16.0	$11.5	39%	44%	$35.2	$50.2	(30)%	(26)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended September 30, 2023 compared to the three months ended September 30, 2022
APAC revenue in the third quarter of 2023 was $342.2 million, an increase of $18.6 million from the third quarter of 2022. Excluding the unfavorable impact of foreign currency of $7.8 million, APAC revenue increased 8% on a local currency basis. Revenue growth in Capital markets and Gross contract reimbursables of 60% and 32%, respectively, on a local currency basis, was partially offset by declines in Property, facilities and project management of 2%, on a local currency basis, driven by a decline in project management, and Valuation and other revenue of 4% primarily due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower valuation activity.
Fee-based operating expenses of $243.7 million increased 1% on a local currency basis principally due to higher employment costs.
Adjusted EBITDA of $16.0 million increased $4.5 million or 39% compared to the third quarter of 2022, primarily driven by increases in Capital markets revenue.

APAC: Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
APAC revenue for the nine months ended September 30, 2023 was $995.3 million, an increase of $34.4 million or 4% from the nine months ended September 30, 2022. Excluding the unfavorable impact of foreign currency of $35 million, APAC revenue increased 7% on a local currency basis. Revenue growth in Property, facilities and project management and Gross contract reimbursables of 6% and 24%, respectively, on a local currency basis, driven by increases in facilities management and facilities services, was partially offset by declines in Leasing, Capital markets and Valuation and other revenue of 4%, 4% and 2%, respectively, on a local currency basis, primarily due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes.
Fee-based operating expenses of $730.6 million increased 6% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line and higher employment costs, partially offset by our cost savings initiatives. Fee-based operating expenses as a percentage of Total service line fee revenue was 98% in the nine months ended September 30, 2023 compared to 94% in the nine months ended September 30, 2022.
Adjusted EBITDA of $35.2 million decreased $15.0 million or 30% compared to the nine months ended September 30, 2022, primarily driven by declines in transactions-based revenue, higher variable costs and employment costs, and government subsidies in the prior year. These trends were partially offset by our cost savings initiatives.

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
As of September 30, 2023, the Company had $1.7 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and availability on our undrawn revolving credit facility of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the nine months ended September 30, 2023 was $34.8 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet A/R Securitization arrangement whereby it continuously sells trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable. This program also gives the Company access to a $200.0 million credit investment limit. As of September 30, 2023, the Company had $120.0 million drawn on the investment limit. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 13: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Historical Cash Flows

	Nine Months Ended September 30,
Cash Flow Summary	2023	2022
Net cash used in operating activities	$(50.2)	$(194.6)
Net cash provided by (used in) investing activities	80.2	(107.7)
Net cash used in financing activities	(107.1)	(61.0)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.6)	(37.2)
Total change in cash, cash equivalents and restricted cash	$(83.7)	$(400.5)
Operating Activities
We used $50.2 million of cash for operating activities during the nine months ended September 30, 2023, a decrease of $144.4 million compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we used net working capital for operations of $224.2 million, a decrease of $375.8 million compared to the nine months ended September 30, 2022. The reduction in our use of net working capital was principally driven by decreases in trade receivables and contract assets as a result of brokerage revenue declines, offset by lower commission and bonus accruals.

Investing Activities
We generated $80.2 million of cash from investing activities during the nine months ended September 30, 2023, which primarily reflects a $120.0 million net draw on the investment limit under our A/R Securitization program, offset by capital expenditures of $34.8 million and investments in equity securities of $6.5 million.
Financing Activities
We used $107.1 million of cash for financing activities during the nine months ended September 30, 2023, an increase of $46.1 million from the prior year period, primarily driven by debt issuance costs associated with the refinancing of a portion of the borrowings under our 2018 Credit Agreement in January and August 2023 and higher payment for deferred and contingent consideration, partially offset by lower net settlement of equity awards for payment of employee related taxes.

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
Our 2018 First Lien Loan bears interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2023, we elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 4.00% for the 2030 Tranche-2. Our 2020 Notes and 2023 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2023 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. We are not currently party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

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
Insider Trading Arrangements
During the most recent fiscal quarter, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
4.1
Indenture, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.2
Pledge and Security Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.3	English Security Agreement, dated as of August 24, 2023, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
10.1
Amendment No. 6 to the Credit Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

Date: October 30, 2023
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)