Form 10-K
period 2023-12-31
Cushman & Wakefield plc
filed 2024-02-21
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to _______________.
Commission File Number 001-38611

Cushman & Wakefield plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1193584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Old Broad Street
London, United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Zip Code)

+ 44 20 3296 3000	Not applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Share, $0.10 par value	CWK	New York Stock Exchange
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

The aggregate market value of the registrant’s ordinary shares as of June 30, 2023 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2023) held by those persons deemed by the registrant to be non-affiliates was approximately $1.3 billion. Ordinary shares held by each executive officer and director of the registrant and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock or had a contractual right to nominate a director as of June 30, 2023 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2024, the number of ordinary shares outstanding was 227,330,030.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2024 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CUSHMAN & WAKEFIELD plc
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business Overview
Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is a leading global commercial real estate services firm that makes a meaningful impact for our people, clients, communities and world. Led by an experienced executive team and driven by approximately 52,000 employees in nearly 400 offices and approximately 60 countries, we deliver exceptional value for real estate occupiers and owners, managing 6.2 billion square feet of commercial real estate space globally and offering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. In 2023, 2022 and 2021, we generated revenues of $9.5 billion, $10.1 billion and $9.4 billion, respectively, and service line fee revenue of $6.5 billion, $7.2 billion and $6.9 billion, respectively.
Since 2014, we have built our company organically and through various mergers and acquisitions, giving us the scale and global footprint to effectively serve our clients’ multinational businesses. The result is a global real estate services firm with the iconic, more than 100-year-old, Cushman & Wakefield brand. In August 2018, Cushman & Wakefield completed an initial public offering (the “IPO”), listing its ordinary shares on the New York Stock Exchange (NYSE: CWK).
Our recent history has been a period of transformation for our company. Our experienced management team has been focused on improving financial performance, driving operating efficiencies, realizing cost savings, and attracting and retaining top talent. Today, Cushman & Wakefield is one of the top three real estate services providers as measured by revenue and workforce. We have gained third-party recognition as a provider and employer of choice, having consistently been named in the top four in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands, and a leading global real estate services firm by the International Association of Outsourcing Professionals.
As a Company, we are focused on making an impact for our clients. We have built a scalable platform that we believe is well positioned to support our growth strategy by focusing on: (i) leveraging our strong competitive position to meet the growing outsourcing and service needs of our clients; (ii) strengthening our core competencies to generate free cash flow and drive a more balanced capital structure; (iii) maintaining a high-performance culture; and (iv) utilizing our technology platform to provide data driven insights to our clients.
Our Principal Services and Regions of Operation
We have organized our business, and report our operating results, through three geographic segments: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”) representing 75%, 10% and 15% of our 2023 total revenue and 71%, 13% and 16% of our 2023 service line fee revenue, respectively. Within those segments, we operate the following service lines: (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other, representing 55%, 28%, 11% and 6% of our 2023 service line fee revenue, respectively.
Our Geographical Segments
Our global presence and integrated platform enable us to provide a broad base of services across geographies. This global footprint, complemented by a full suite of service offerings, positions us as one of a small number of providers able to respond to complex global mandates from large multinational occupiers and owners.
By revenue, our largest country was the United States, representing 72%, 74% and 72% of revenue in the years ended December 31, 2023, 2022 and 2021, respectively, followed by Australia, representing 5%, 4% and 5% of revenue in the years ended December 31, 2023, 2022 and 2021, respectively.

Our Service Lines
Property, facilities and project management. Our largest service line based on revenue includes property management, facilities management, facilities services and project and development services. Revenues in this service line are recurring in nature, many through multi-year contracts with relatively high switching costs.
For real estate occupiers, we offer integrated facilities management, project and development services, portfolio administration, transaction management and strategic consulting. These services are offered individually or through our global occupier services offering, which provides a comprehensive range of bundled services resulting in consistent quality of service and cost savings.
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
Leasing. Our second largest service line based on revenue, Leasing, consists of two primary sub-services: owner representation and tenant representation. In owner representation leasing, we typically contract with a building owner on a multi-month or multi-year agreement to lease their available space. In tenant representation leasing, we are typically engaged by a tenant to identify and negotiate a lease for them in the form of a renewal, expansion or relocation or occasionally to enter into a sublease or lease termination if they desire space reduction. We have a higher degree of visibility into Leasing services fees due to contractual renewal dates, leading to renewal, expansion or new lease revenue. In addition, Leasing fees can be somewhat less cyclical as many tenants need to renew or lease space to operate even in difficult economic conditions.
Leasing fees are typically earned after a lease is signed and are calculated as a percentage of the total value of rent payable over the life of the lease.
Capital markets. We represent both buyers and sellers in real estate purchase and sale transactions, and we arrange financing supporting purchases. Our services include investment sales and equity, debt and structured financing. Fees generated are linked to transactional volume and velocity in the commercial real estate market.
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
Industry Overview and Market Trends
We operate in an industry where the increasing complexity of our clients’ real estate operations drives demand for high quality services providers. The sector is fragmented among regional, local and boutique providers. Our business has been negatively impacted, like our peers in the commercial real estate sector, by inflation and increased volatility in interest rates, among other macroeconomic challenges, which led to ongoing volatility within global capital and credit markets and delayed real estate transaction decision making in 2023. These macroeconomic trends and uncertainties are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K (this “Annual Report”).

Key drivers of revenue growth for the largest commercial real estate services providers, including us, are expected to include:
Occupier Demand for Real Estate Services. Occupiers are focusing on their core competencies and choosing to outsource commercial real estate services to global firms that can provide a fully developed platform of commercial real estate services. Market trends including globalization and changes in workplace strategy are increasing the complexity of real estate management and driving occupiers to seek qualified third-party real estate services providers to help determine long-term workplace strategy, reduce costs and maximize productivity.
Institutional Investors Owning a Greater Proportion of Global Real Estate. Institutional owners, such as real estate investment trusts (REITs), pension funds, sovereign wealth funds and other financial entities, have in recent years acquired more real estate assets and historically financed them in the capital markets.
An increase in institutional ownership drives demand for services in three ways:
◦Demand for property management services - Institutional owners self-perform property management services at a lower rate than private owners, outsourcing more to services providers.
◦Demand for transaction services - Institutional owners execute real estate transactions at a higher rate than private owners.
◦Demand for advisory services - In periods with higher transaction rates, there is an opportunity for services providers to grow the number of ongoing advisory engagements.
Owners and Occupiers Continue to Consolidate Their Real Estate Services Providers. Owners and occupiers continue to consolidate their services provider relationships on a regional, national and global basis to obtain more consistent execution across markets and to benefit from streamlined management oversight of “single point of contact” service delivery.
Global Services Providers Create Value in a Fragmented Industry. Global services providers with larger operating platforms can utilize economies of scale. Those few firms with scalable operating platforms are best positioned to improve their profitability and market share as real estate investors and occupiers become increasingly global and require commercial real estate services partners that can match their geographic reach and complex real estate needs.
Sustainability in Real Estate. Sustainability considerations are increasingly incorporated into both investor and occupier decisions. Real estate services providers continue to develop and maintain solutions to help clients meet stricter environmental regulations, operate more efficiently and achieve their own sustainability goals.
Our Competitive Strengths
We believe we are well positioned to capitalize on the growth opportunities and globalization trends in the commercial real estate services industry, even in the current complicated and uncertain economic environment. We attribute our position to the following competitive strengths:
Global Size and Scale. We believe multinational clients prefer to partner with real estate services providers with the scale necessary to meet their needs across multiple geographies and service lines. Often, this scale is a prerequisite to compete for complex global service mandates. We have built a platform through investment in our people and technology to enable our approximately 52,000 employees to offer our clients services through an extensive network of nearly 400 offices across approximately 60 countries. This scale provides operational leverage, translating revenue growth into increased profitability.
Breadth of Our Service Offerings. We offer our clients a fully integrated commercial real estate services experience across (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. These services can be bundled into regional, national and global contracts and/or delivered locally for individual assignments to meet the needs of a wide range of client types. We view each interaction with our clients as an opportunity to deliver an exceptional experience by offering a full platform of services, while deepening and strengthening our relationships. Our comprehensive service offerings extend across almost all asset types including logistics, office, retail, healthcare, life sciences and multifamily.

Our Iconic Brand. The history of our franchise and brand is one of the oldest and most respected in the industry. Our founding predecessor firm, DTZ, traces its history back to 1784 with the founding of Chessire Gibson in the U.K. Our brand, Cushman & Wakefield, was founded in 1917 in New York. Today, this pedigree, heritage and continuity continues to be recognized by our clients, employees and the industry. We are consistently named in the top four in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands. For the 12th consecutive year, we have been named as a leader in the International Association of Outsourcing Professionals’ top 100 outsourcing professional service firms. In addition, in 2023, we once again received the ENERGY STAR® Partner of the Year—Sustained Excellence Award from the U.S. Environmental Protection Agency and the U.S. Department of Energy.
Significant Recurring Revenue Resilient to Changing Economic Conditions. In 2023, our Property, facilities and project management service line, which is recurring and contractual in nature, generated 69% of our total revenue and 55% of our service line fee revenue. These revenue streams help provide greater stability to our cash flows and underlying business and have proven to be resilient to changing and challenging economic conditions.
Top Talent in the Industry. For years, our people have earned a strong reputation by successfully executing on the most iconic and complex real estate assignments in the world. Because of this legacy of excellence, and our leading platform and brand strength, we attract and retain top talent in the industry. We strive to build a diverse and engaged workforce and to support an inclusive environment in everything we do. We provide our employees with training and growth opportunities to support their ongoing success. In addition, we are focused on management development to drive strong operational performance and continuing innovation.
Our Growth Strategy
We have built an integrated, global services platform that is designed to deliver the best outcomes for clients locally, regionally and globally. Our primary business objective is growing revenue and profitability by leveraging this platform to provide our clients with excellent service. We are focused on executing the following strategies to support our growth objectives:
Leverage Breadth of Services to Provide Superior Client Outcomes. Our current scale, position and quality of our multidisciplinary service teams create a significant opportunity for growth by delivering an increased number of services to new and existing clients across multiple service lines. Many of our clients realize more value by bundling services, giving them access to our global scale and high-quality advisory solutions. We strive to deliver the full value of our enterprise to each engagement by leveraging information across our platform to drive a seamless approach to client development and service delivery. Additionally, we plan to continue to align our service offerings to capture new demand from industry trends like demographic shifts, hybrid work culture, climate change, technology adoption and more.
Operate with Rigor. Beginning with a strategic realignment of the Company in 2020, followed by concentrated cost actions during the market volatility experienced in 2023, we have demonstrated the ability to apply rigorous cost and capital allocation discipline. We expect to drive margin expansion and a more balanced capital structure over time through operating efficiency, free cash flow generation, the application of proven and value-add technology, economies of scale and disciplined cost management.
Recruit and Retain Top Talent and Maintain a High-Performance Culture. We strive to attract, develop and retain the very best people through an inclusive culture, consistent talent management and continual modernization of our people management processes. We believe our employees produce superior client results and position us to win additional business across our platform. Our employees and real estate professionals come from diverse backgrounds, cultures and areas of expertise that create a culture of collaboration and a tradition of excellence. We believe our people are the key to our business and we have instilled an atmosphere of collective success.
Deploy Technology to Improve Client Experience Through Data-Driven Insights. We leverage our technology platform, including the integration of artificial intelligence (“AI”) and machine learning technologies, workflow processes and key strategic partnerships to provide value-add data driven insights to our clients. We seek to use AI to empower our brokers, services and research professionals to support client decision-making and other needs with real-time, AI-powered information and automation. Our scalable systems and processes enable us to efficiently onboard new businesses and employees without the need for significant additional capital investment in new systems. In addition, our investments in technology have helped us attract and retain key employees.

Competition
We compete across various geographies, markets and service lines within the commercial real estate services industry. Each of the service lines in which we operate is highly competitive on a global, national, regional and local level. While we are one of the three largest global commercial real estate services firms as measured by revenue and workforce, our relative competitive position varies by geography and service line. Depending on the product or service, we face competition from other commercial real estate services providers, outsourcing companies, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms. Although many of our competitors across our larger service lines are smaller local or regional firms, they may have a stronger presence in certain markets. We are also subject to competition from other large national and multinational firms that have similar service competencies and geographic footprints to ours, including Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE) and Colliers International Group Inc. (NASDAQ: CIGI).
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
Our corporate headquarters are located at 225 West Wacker Drive, Suite 3000, Chicago, Illinois 60606. Our website address is www.cushmanwakefield.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report. All reports required to be filed with the U.S. Securities and Exchange Commission (“SEC”) are available and can be accessed through the Investor Relations section of our website.
Owner and Occupier Clients
Our clients include a full range of real estate owners and occupiers, including tenants, investors and multinational companies in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data centers, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity and include for-profit and non-profit entities, governmental entities and public and private companies.
Seasonality
The market for some of our products and services is seasonal, especially in the Leasing and Capital markets service lines. Generally, our industry is focused on completing transactions by calendar year-end, with a high concentration in the last quarter of the calendar year, while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter and highest in the fourth quarter of each year. The Property, facilities and project management service line partially mitigates this intra-year seasonality due to the recurring nature of this service line, which comparatively generates more stable revenues throughout the year. The seasonality of service line fee revenue flows through to net income and cash flow from operations.
Human Capital Resources and Management
We strive to place our people at the center of everything we do. We seek to hire, develop and advance diverse talent throughout the organization. As of December 31, 2023, we had approximately 52,000 employees worldwide – approximately 69% in the Americas, 21% in APAC, and 10% in EMEA. Our employees include management, brokers and other sales staff, administrative specialists, valuation specialists, maintenance, landscaping and janitorial personnel, office staff and others. Approximately 8,000 (or 16%) of our employees are covered by collective bargaining agreements, the substantial majority of whom are employed in facilities services. Costs related to approximately 42% of our employees are fully reimbursed by clients.

Learning and Development
We continue to build an inclusive workplace that fosters fair and equitable growth opportunities, focuses on the manager-employee relationship to drive operational performance, and provides our employees with learning and development opportunities to support their ongoing career progression. Our global Talent Management team supports employees’ career growth through learning programs and professional development while equipping leaders to empower and grow their teams through talent assessment, succession planning and performance reviews. We offer a full suite of learning and development activities through on-the-job training, e-learning, mentoring and instructor-led learning modules.
Diversity, Equity and Inclusion
We are committed to advancing diversity, equity and inclusion (“DEI”) in our organization and supporting an environment where our employees can be their authentic selves and do their best work. Our DEI mission is to evolve our culture of inclusion and belonging through a nurturing environment of curiosity, continuous learning and growth. We believe that having a diverse and thriving workforce enables new perspectives, inspires creativity and strengthens risk management and problem-solving, all of which lead to superior results for our people, clients, partners and shareholders.
Our global DEI strategy is centered around making an impact on our workforce and talent, our workplace and culture, and the marketplace and our service offerings. Our DEI policies and practices in place have earned Cushman & Wakefield recognition by various organizations including the following: (a) 2023 Silver Top Global Supplier Diversity & Inclusion Champion from WEConnect International, (b) 2023-2024 Human Rights Campaign Foundation’s Equality 100 Award: Leader in LGBTQ+ Workplace Inclusion, and (c) 2024 Top 5 Military Friendly® Employer in the U.S.
Compensation Structure
We provide a total rewards program that combines competitive pay, including fixed and variable pay, and incentive opportunities. In addition, we offer a comprehensive benefits program to help encourage employee health and support their physical, emotional and financial well-being.
Across our (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other service lines our employees are compensated in different manners in line with common practices in their professional field and geographic region. Many of our real estate professionals in the Americas and in certain international markets work on a commission basis, particularly our Leasing and Capital markets professionals in the United States. Commissions are tied to the value of transactions and subject to fluctuation. Leasing and Capital markets real estate professionals in EMEA and APAC work on a salary basis, with an additional performance bonus based on a share of the profits of their business unit. Even within our geographic segments, our service lines’ employee base includes a mix of professional and non-salaried employees.
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

Environment
Cushman & Wakefield strives to integrate climate considerations into our operations, business practices and service offerings. We understand the importance of managing environmental risks, developing sustainability opportunities, protecting value and driving meaningful change for our business and our clients. We aim to deliver our real estate services with high standards of environmental care and social responsibility, building on an enterprise-wide strategy to develop a more resilient business, strengthen corporate reputation, reduce risk and drive long-term, sustainable value creation.
Our Environment Policy, available on our website, outlines our commitment to being a responsible steward of the planet and its resources. We include sustainability principles in our policies and practices as appropriate, engage employees in our collective environmental, social and governance (“ESG”) efforts, and monitor and report our performance.
In alignment with our Environment Policy and ongoing sustainability efforts, in 2021 we set and publicly announced science-based targets for greenhouse gas (“GHG”) emissions reductions across our value chain, in both our own offices and properties we manage on behalf of clients. These targets are as follows:
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
These targets are voluntary, subject to change and should be considered aspirational. See “Risks Related to Our Business and Operations—We face risks associated with the effects of climate change, including physical and transition risks, and with our sustainability practices, goals and performance.”
Additional information regarding our ESG practices and progress towards these targets can be found in our 2022 ESG Report, available on our website. The information contained on or accessible through our website, including our 2022 ESG Report, is not incorporated by reference herein or otherwise made a part of this Annual Report or any of our other filings with the SEC.
Regulation
The brokerage of real estate sales and leasing transactions, property and facilities management, project management, conducting real estate valuation and securing debt for clients, among other service lines, require that we comply with regulations and maintain licenses in the various jurisdictions in which we operate. Some of our service lines are also subject to regulation and oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.K. Financial Conduct Authority (the “UK FCA”) or other foreign and state regulators or self-regulatory organizations. Like our competitors that operate various service lines in many jurisdictions, we are subject to numerous U.S. federal, state, local and non-U.S. laws and regulations.
Compliance failures or regulatory action could adversely affect our business. If we or our employees conduct regulated activities without a required license, or otherwise violate applicable laws and regulations, we could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse action. Licensing requirements could also impact our ability to engage in certain types of transactions or businesses or affect the cost of conducting business. We and our licensed associates could become subject to claims by regulators or participants in real estate sales or other services claiming that we did not fulfill our obligations. This could include claims regarding alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients in a single transaction or series of transactions.
While management has overseen highly regulated businesses before and we expect to comply with all applicable laws and regulations, no assurance can be given that it will always be the case. See “Risks Related to Our Business and Operations—Our business, financial condition, results of operations and prospects could be adversely affected by our failure to comply with existing and new laws, regulations or licensing requirements applicable to our service lines” and “—A failure to appropriately address actual or perceived conflicts of interest could adversely affect our service lines” within Item 1A, “Risk Factors” in this Annual Report.

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
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “strives,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “goal,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the factors discussed under “Risk Factors” in Part I, Item 1A herein.
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

Item 1A. Risk Factors
An investment in our ordinary shares involves risks and uncertainty, including, but not limited to, the risk factors described below. If any of the risks described below actually occur, our business, financial condition and results of operations could be materially and adversely affected. You should carefully consider the risks and uncertainties described below as well as our audited consolidated financial statements and the related notes (“Consolidated Financial Statements”), when evaluating the information contained in this Annual Report.
Risk Factors Summary
The material risks summarized in further detail below include those relating to:
Risks Related to Our Business and Operations
•general macroeconomic conditions and global and regional demand for commercial real estate;
•attracting and retaining qualified revenue producing employees and senior management;
•acquisitions we have made or may make in the future;
•the perception of our brand and reputation in the marketplace;
•the concentration of our business with specific corporate clients;
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
•our ability to comply with existing and new laws and regulations;
•changes in tax laws or tax rates and our ability to make correct determinations in complex tax regimes;
•our ability to successfully execute on our strategy for operational efficiency;
•the failure by third parties performing activities on our behalf to comply with contractual, regulatory or legal requirements;
•climate change and our ability to achieve our sustainability goals;
•foreign currency volatility;
•social, geopolitical and economic risks associated with our international operations;
•sociopolitical polarization;

Risks Related to Our Indebtedness
•restrictions imposed on us by the agreements governing our indebtedness;
•our amount of indebtedness and its potential adverse impact on our available cash flow and the operation of our business;
•our ability to incur more indebtedness;
•our ability to generate sufficient cash to service our existing indebtedness;

Risks Related to Our Industry
•local, regional and global competition;
•the seasonal nature of significant portions of our revenue and cash flow;
•our exposure to environmental liabilities due to our role as a real estate services provider;

Risks Related to Our Common Stock
•the ability of our principal shareholders to exert influence over us;
•potential price declines resulting from future sales of a large number of our ordinary shares;
•our capital allocation strategy including current intentions to not pay cash dividends;

Legal and Regulatory Risks
•litigation that could subject us to financial liabilities and/or damage our reputation;
•the fact that the rights of our shareholders may differ from the rights typically offered to shareholders of a Delaware corporation;
•the ability of U.S.-based shareholders to enforce civil liabilities against us or our directors or officers;
•the potential anti-takeover effects of certain provisions in our articles of association, prohibitions under the U.K. Companies Act 2006 (the “U.K. Companies Act”) and the U.K. City Code on Takeovers and Mergers;
•required shareholder approval of certain capital structure decisions pursuant to the U.K. Companies Act; and
•certain limitations on a shareholder’s ability to assert a claim in a desired judicial forum.

Risks Related to Our Business and Operations
Our business is significantly impacted by general macroeconomic conditions and global and regional demand for commercial real estate and, accordingly, our business, results of operations and financial condition could be materially adversely affected by further market deterioration or a protracted extension of current macroeconomic challenges.
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit and the capital markets. There continues to be significant macroeconomic uncertainty in many markets around the world. In 2023, these macroeconomic challenges, including elevated inflation and interest rates, led to ongoing volatility within global capital and credit markets, which contributed to recessionary conditions in the global commercial real estate market and negatively impacted demand for our services. A further deterioration or a protracted extension of these macroeconomic conditions, an economic slowdown or recession in the U.S. or global economy, or the public perception that any of these events may occur, could cause a continued decline in global and regional demand for commercial real estate and negatively affect the performance of some or all of our service lines.
In particular, many of our clients have been unable to procure credit or financing on favorable terms or at all, as lending conditions have tightened and borrowers face higher capital costs. This resulted in lower transaction volumes and declines in our Capital markets, Leasing and Valuation and other service lines. Clients may continue to delay real estate transaction decisions until property values and economic conditions stabilize, which could continue to reduce the commissions and fees we earn for brokering those transactions. A protracted continuation or further deterioration of these macroeconomic conditions, as well as future uncertainty, weakness or volatility in the credit markets or a decrease in the demand for commercial real estate, could further affect commercial real estate transaction volumes and pricing and, in turn, adversely impact our service line fee revenue.
Our success depends upon our ability to attract and retain qualified revenue-producing employees and senior management.
We are dependent upon the retention of our Leasing and Capital markets professionals, who generate a significant amount of our revenues, as well as other revenue producing professionals. The departure of any of our key employees, including our senior executive leadership, or the loss of a significant number of key revenue producers, if we are unable to quickly hire and integrate qualified replacements, could cause our business, financial condition and results of operations to suffer. Competition for these personnel is significant, and our industry is subject to a relatively high turnover of brokers and other key revenue producers, and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. In addition, the growth of our business is largely dependent upon our ability to attract and retain qualified support personnel in all areas of our business. We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. Competition is significant for the services of revenue-producing personnel, and the expense of such incentives and bonuses may increase, or our willingness to pay such incentives and bonuses may decrease, and we may therefore be unable to attract or retain such personnel to the same extent that we have in the past. Any additional decline in, or failure to grow, our ordinary share price may also result in an increased risk of loss of these key personnel. Furthermore, shareholder influence on our compensation practices, including our ability to issue equity compensation, may decrease our ability to offer attractive compensation to key personnel and make recruiting, retaining and incentivizing such personnel more difficult.

Our growth has benefited significantly from acquisitions and joint ventures, which may not perform as expected, and similar opportunities may not be available in the future.
A significant component of our growth over time has been generated by acquisitions. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition targets at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient funds from our cash on hand, cash flow from operations, or external financing, which may not be available to us on favorable terms or at all. We may incur significant additional indebtedness from time to time to finance potential acquisitions, subject to the restrictions contained in the documents governing our then-existing indebtedness. If we incur additional indebtedness, the risks associated with our leverage, including our ability to service our then-existing indebtedness, would increase. See “Risks Related to Our Indebtedness—Despite our current indebtedness levels, we and our subsidiaries may still be able to incur more indebtedness, which could further exacerbate the risks associated with our leverage.”
We complete acquisitions with the expectation that they will result in various benefits, including enhanced revenues, a strengthened market position, cross-selling opportunities, cost synergies and tax benefits. Achieving the anticipated benefits of an acquisition is subject to a number of uncertainties and is not guaranteed. Acquisitions may also involve significant transaction-related expenses, which include severance, lease termination, transaction and financing costs, among others. Further, we have had, and may continue to experience, challenges in integrating acquired companies into our own operations. Failure to achieve the anticipated benefits of an acquisition could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.
To a lesser degree, we have entered into strategic partnerships, investments and joint ventures from time-to-time to conduct certain businesses or to operate in certain geographies, and we will consider doing so in appropriate situations in the future. These arrangements have many of the same risk characteristics as acquisitions. In addition, we may not have the authority to direct the management and policies of a strategic partnership, investment or joint venture, particularly if we are the minority owner. Further, they could act contrary to our interests or otherwise fail to perform as expected. For example, certain of our previous investments have not generated the return or positive impact on our business that we originally expected. See Note 18: Fair Value Measurements—Investments in Real Estate Ventures of the Notes to the Consolidated Financial Statements for additional information. If, in the future, other strategic partnerships, investments or joint ventures act contrary to our interests, or otherwise fail to perform as expected, it could harm our brand, business, results of operations and financial condition.
Our brand and reputation are key assets of our company and will be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, even if related to seemingly isolated incidents and whether or not factually correct, could erode trust and confidence and damage our reputation, which could make it difficult for us to attract or retain clients. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including the personal conduct of individuals associated with our brand, handling of client complaints, regulatory compliance, the use and protection of client and other sensitive information, and from actions taken by regulators or others in response to any such conduct. Content posted on social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor may be attributed to us, thus damaging our reputation and brand value and increasing the attractiveness of our competitors’ services. Also, business decisions or other actions or omissions of our joint venture and strategic partners, alliance and affiliate firms or their management may adversely affect the value of our investments, result in litigation or regulatory action against us and otherwise damage our reputation and brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
The protection of our brand, including related trademarks and other intellectual property, may require the expenditure of significant financial and operational resources. Moreover, the steps we take to protect our brand may not adequately protect our rights or prevent third parties from infringing or misappropriating our trademarks. Any unauthorized use by third parties of our brand may adversely affect our business. Furthermore, there is a risk we may face claims of infringement or other violations of third-party intellectual property rights, especially internationally, which may restrict us from leveraging our brand in a manner consistent with our business goals.
The concentration of business with specific corporate clients can increase business risk, and our business can be adversely affected by a loss of certain of these clients.
We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified, as we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. Having an increasingly concentrated base of large corporate clients can lead to greater or more concentrated risks if, among other possibilities, any such client (1) experiences its own financial problems or becomes insolvent, which can lead to our failure to be paid for services we have previously provided; (2) decides to reduce its operations or its real estate facilities; (3) makes a change in its real estate strategy, such as no longer outsourcing its real estate operations; (4) decides to change its providers of real estate services; or (5) merges with another corporation or otherwise undergoes a change of control.
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
Failure to maintain and execute information technology strategies could materially and adversely affect our ability to remain competitive in the market.
Our business relies heavily on information technology, including on solutions provided by third parties, to deliver services that meet the needs of our clients. If we are unable to effectively execute and maintain these information technology strategies, our ability to deliver high-quality services may be materially impaired. In addition, we make significant investments in new systems and tools to achieve competitive advantages and efficiencies, including the adoption and integration of AI and machine learning technologies. Implementation of such investments in information technology, including generative AI tools, could be complicated, heavily dependent on the quality, accuracy and relevance of data inputs and methodologies, require sophisticated infrastructure and skilled talent, have ethical and societal implications, and exceed estimated budgets. Further, we may experience challenges that delay or prevent such new technologies from being successfully deployed. If we are unable to successfully adopt and implement new technology solutions in a timely manner, it could materially and adversely impact our business operations, financial performance, customer engagement as well as our ability to remain competitive in the market.
Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could materially harm our operating results.
Our business requires the continued operation of information technology, communication systems and network infrastructure. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems or infrastructure. In addition, the operation and maintenance of our systems and networks is in some cases dependent on third-party technologies, systems and services providers for which there is no certainty of uninterrupted availability. Information technology and communications systems of us and our providers are vulnerable to damage or disruption from fire, power loss, system malfunctions, telecommunications failure, computer viruses, cybersecurity attacks, natural disasters, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. Any of these events could cause system interruption, delays or loss, corruption or exposure of critical data and may also disrupt our ability to provide services to or interact with our clients or other business partners. Furthermore, any such event could result in substantial recovery and remediation costs and liability to clients or other third parties. We have business continuity and disaster recovery plans and backup systems in place to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities. An event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations, and, as a result, our future operating results could be materially adversely affected.
Our business relies heavily on the use of software and commercial real estate data, some of which is purchased or licensed from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to access such software, including an inability to renew such licenses on the same or similar terms or to provide data to our professionals, clients or vendors, could adversely affect our operating results.
A material breach in security relating to our information systems could adversely affect us.
In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks and via third-party providers. This data includes proprietary business information and intellectual property of ours and of our clients, as well as personal identifiable information (“PII”) of our employees, clients, contractors and vendors. The secure processing, maintenance and transmission of this information is critical to our operations.
Despite our security measures, and those of our third-party providers, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, mistake or malfeasance or other disruptions. Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the increased sophistication and activity of hackers, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cybersecurity attacks are becoming more sophisticated and include malicious software, ransomware, phishing and spear phishing attacks, wire fraud and payment diversion, account and email takeover attacks, attempts to gain unauthorized access to data and other electronic security breaches. We have experienced cybersecurity attacks in the past and we expect additional attacks in the future. Cybersecurity attacks, including attacks that are not ultimately successful, could lead to disruptions in our critical systems, an inability to provide services to our clients, unauthorized release of confidential information, remediation costs, fines, litigation or regulatory action against us and significant damage to our reputation. Further, other incidents of theft, loss, disclosure, corruption, exposure or misuse of PII or proprietary business data, whether resulting from employee error, employee malfeasance or otherwise, could similarly result in adverse effects on our business operations.
Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result we have less direct control over certain of our data and information technology systems. We also engage other third parties to support the services we perform for our clients. Any such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified, and which could materially adversely affect us and our reputation.
Failure to comply with current and future data privacy regulation and other confidentiality obligations could damage our reputation and materially harm our operating results.
Certain laws, regulations and standards impose requirements regarding data privacy and the security of information maintained by us and our clients. These laws and regulations are increasing in scope, complexity and number, and increasingly conflict among the various countries and states in which we operate, which has resulted in greater compliance risks and costs for us. Any failure on our part to comply with these laws, regulations and standards can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.
If confidential information, including material non-public information or personal information we or our vendors and suppliers maintain, is inappropriately disclosed due to an information security breach, or if any person negligently disregards or intentionally breaches our policies, contractual commitments or other controls with respect to such data, we may incur substantial liabilities to our clients or be subject to fines or penalties imposed by governmental authorities. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.

Infrastructure disruptions may impede our ability to manage real estate for clients.
The buildings we manage for clients, which include some of the world’s largest office properties, logistics facilities and retail centers, are used by numerous people daily. We also manage certain critical facilities (including data centers) that our clients rely on to serve the public and their customers, where unplanned downtime could potentially impact general public safety and disrupt other parts of their businesses. Events like fires, earthquakes, tornadoes, hurricanes, floods, other natural disasters, global health crises (including new or resurging pandemics), building defects, terrorist attacks or mass shootings could result in significant damage to property and infrastructure as well as personal injury or loss of life, which could disrupt our ability to effectively manage client properties. Further, to the extent we are held to have been negligent in connection with our management of such affected properties, we could incur significant financial liabilities and reputational harm.
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
Our business, financial condition, results of operations and prospects could be adversely affected by our failure to comply with existing and new laws, regulations or licensing requirements applicable to our service lines.
We are subject to numerous U.S. federal, state, local and non-U.S. laws and regulations specific to our different service lines. Many of the services we provide (including brokerage of real estate sales and leasing transactions, property and facilities management, project management, conducting real estate valuation and securing debt for clients, among other service lines) require that we comply with regulations and maintain licenses in the various jurisdictions in which we operate. Some of our service lines are also subject to regulation and oversight by the SEC, FINRA, the UK FCA or other foreign and state regulators or self-regulatory organizations. If we or our employees conduct regulated activities without a required license, or otherwise violate applicable laws and regulations, we could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse action. Licensing requirements could also impact our ability to engage in certain types of transactions or businesses or affect the cost of conducting business.
We are also subject to laws of broader applicability, such as environmental, anti-trust and employment laws and anti-bribery, anti-money laundering and anti-corruption laws. Failure to comply with these requirements could result in the imposition of significant fines by governmental authorities, awards of damages to private litigants and significant amounts paid in legal fees or settlements of these matters. Further, new or revised legislation or regulations applicable to our business, both within and outside of the United States, may have an adverse effect on our business, including increasing the cost of conducting business or preventing us from engaging in certain types of transactions.
Exposure to additional tax liabilities stemming from our global operations, as well as changes in tax legislation, regulation or rates, could adversely affect our financial results.
We operate in many jurisdictions with complex and varied tax regimes and are subject to different forms of taxation resulting in a variable effective tax rate. In addition, from time to time we engage in transactions across different tax jurisdictions. Due to the different tax laws in the many jurisdictions where we operate, we are often required to make subjective determinations. The tax authorities in the various jurisdictions where we carry on business may not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in disputes and, ultimately, in the payment of additional funds to government authorities in the jurisdictions where we carry on business, which could have an adverse effect on our results of operations. Additionally, changes in tax legislation or tax rates may occur in one or more jurisdictions in which we operate that may materially impact the cost of operating our business.

Any failure by us to successfully execute on our strategy for operational efficiency could result in total costs and expenses that are greater than expected or otherwise negatively affect our business.
We have an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have planned or adopted certain initiatives, including operating model changes, fiscal management, efficiency and deployment of operational priorities, and development of new workflow processes to improve outcomes across our service lines.
Our ability to continue to achieve anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. In addition, we are vulnerable to increased risks associated with implementing changes to our operations, processes and systems given our varied service lines and the broad range of geographic regions in which we operate. If these estimates and assumptions are incorrect or if we are unsuccessful at implementing changes, we may not be able to achieve certain operational efficiencies and our total costs and expenses may be greater than expected. Conversely, if in our efforts to focus on operational efficiency we are overzealous in our cost reduction initiatives or austerity measures, we may not be able to successfully invest and grow our business in the future, and our revenues, results of operations, market share, or workforce morale and productivity could be adversely affected.
A failure by third parties to comply with contractual, regulatory or legal requirements could result in economic and reputational harm to us.
We rely on third parties, including subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, cut costs and lower operational risks across our business and the services we provide. We have instituted a Global Vendor/Supplier Integrity Policy, which is intended to communicate to our vendors the standards of conduct we expect them to uphold. Our contracts with vendors typically impose a contractual obligation to comply with such policy. In addition, we leverage technology and service providers to help us screen vendors, with the aim of gaining a deeper understanding of the compliance, data privacy, health and safety, environmental and other risks posed to our business by potential and existing vendors, as applicable. If our third parties do not meet contractual, regulatory or legal requirements, or do not have the proper safeguards and controls in place, we could be exposed to increased operational, regulatory, financial or reputational risks. Further, a failure by third parties to comply with service level agreements or to otherwise provide services in a high-quality and timely manner could result in economic or reputational harm to us. In addition, these third parties face their own technology, operating and economic risks, and any significant failures by them, including the improper use or disclosure of confidential information, could cause damage to our reputation and harm to our business.
We face risks related to climate change, including physical and transition risks, and to the achievement of our sustainability goals.
The physical effects of climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, could have a material adverse effect on our operations and business. To the extent these events occur in regions where we operate, we, our vendors or our clients could experience prolonged infrastructure or service disruptions which could disrupt our or their ability to conduct business. These conditions could also result in increases in our operating costs and in the costs of managing properties for clients over time. If they persist long-term, these effects could also cause a decline in demand for commercial real estate in certain regions or with certain clients. Additionally, we face climate-related transition risks, including shifts in market preferences toward low carbon solutions and sustainable products and services. If we do not continue to develop and maintain effective strategies, solutions and technologies to help clients meet stricter environmental regulations or their own sustainability goals, we may not be able to compete effectively for certain business opportunities in the future or our reputation could suffer. Further, changes in laws or regulations related to environmental protection or climate change across the globe, including current and future emissions reporting requirements, could increase our compliance costs or the risk that we are subject to litigation or government enforcement actions. There can be no assurance that physical and transition climate-related risks will not have a material adverse effect on our operations or business.
In addition, we have announced certain greenhouse gas emissions targets and other environmental goals. These targets and goals are voluntary, subject to change and should be considered aspirational. There is no guarantee we will be able to successfully achieve these objectives, or any of our other initiatives or commitments related to ESG matters, on the desired time frames or at all. Nevertheless, failure to achieve such goals, or a perception of our failure to achieve them, could result in reputational damage, client dissatisfaction and, in turn, reduced revenue and profitability. Achievement of our sustainability goals may also require us to incur additional costs or to make changes to our operations which could adversely affect our business and results of operations.

Our operations are subject foreign currency volatility.
Outside of the United States, we generate earnings in other currencies and our operating performance is subject to fluctuations relative to the U.S. dollar (“USD”). These currency fluctuations have both positively and adversely affected our operating results measured in USD in the past and are likely to do so in the future. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency. Additionally, due to the constantly changing currency exposures to which we are subject and the volatility of currency exchange rates, we cannot predict the degree to which exchange rate fluctuations will affect our future operating results.
Our operations are subject to social, geopolitical and economic risks in different countries.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States and, as a result, we are subject to risks associated with doing business globally. Our international operations expose us to international economic trends as well as foreign government policy measures. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include the following factors, among others:
•political instability in certain countries, including continued or worsening hostilities in certain regions;
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
•operational, cultural and compliance risks of operating in emerging markets; and
•changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments as a result of any such changes to laws or policies or due to trends such as populism, economic nationalism and against multinational companies.
Our business activities are subject to a number of laws that prohibit corruption, including anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act; import and export control laws; and economic and trade sanctions programs, including rules administered by the U.S. Office of Foreign Assets Control. Despite the compliance programs we have in place, we may not be successful in complying with these laws in all situations and violations may result in material monetary fines, penalties, and other costs or sanctions against us.
Sociopolitical polarization may pose risks to our business, financial condition and results of operations.
The increasing division and polarization of political ideologies, both in the United States and internationally, could negatively impact our operations. Changes in political landscapes may result in shifts in regulatory frameworks, which may require us to quickly adapt our business practices, increase the cost of regulatory compliance or prevent us from continuing to provide certain types of services in the respective jurisdiction. Political polarization can also influence client behavior and perceptions. If we or our management team is perceived as aligned with a particular political ideology, it may negatively affect our reputation, brand and ability to attract or retain certain clients. Further, conflicting political ideologies could lead to challenges in our workplace, including increased workplace tensions or reduced collaboration, and could make it difficult for us to attract or retain certain key employees and personnel.

Risks Related to Our Indebtedness
The agreements governing our indebtedness impose certain operating and financial restrictions on us, and in an event of a default, all such indebtedness could become immediately due and payable.
We are party to a credit agreement (as amended, the “2018 Credit Agreement”) which governs $2.2 billion in aggregate principal amount of outstanding term loans (the “Term Loans”), a $1.1 billion revolving credit facility (the “Revolver”) under which no funds are currently drawn, and any future indebtedness issued thereunder. We are also subject to an indenture governing $650.0 million in aggregate principal amount of 6.750% senior secured notes due in 2028 (the “2028 Notes”) and an indenture governing $400.0 million in aggregate principal amount of 8.875% senior secured notes due in 2031 (the “2031 Notes” and, together with the 2028 Notes, the “Senior Secured Notes”). The 2018 Credit Agreement as well as the indentures governing the Senior Secured Notes impose operating and other restrictions on us and many of our subsidiaries. Specifically, these restrictions may affect, and in many respects may limit or prohibit, our ability to:
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
◦repurchasing indebtedness;
◦transferring or selling assets, including the equity interests of subsidiaries; and
◦issuing subsidiary equity or entering into consolidations and mergers.
In addition, under certain circumstances we will be required to satisfy and maintain a specified financial ratio under the 2018 Credit Agreement. See Note 10: Long-Term Debt and Other Borrowings of the Notes to the Consolidated Financial Statements for additional information. Our ability to comply with the financial ratio and the other terms of the 2018 Credit Agreement and the indentures governing the Senior Secured Notes can be affected by events beyond our control, including prevailing economic, financial market and industry conditions, and we cannot give assurance that we will be able to comply when required. These terms could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions, capital expenditures or other opportunities. We continue to monitor our projected compliance with the terms of the 2018 Credit Agreement, and the indentures governing the Senior Secured Notes.
A breach of the restrictive covenants in the 2018 Credit Agreement or the indentures governing the Senior Secured Notes could result in an event of default. If any such event of default occurs, the lenders under the 2018 Credit Agreement or the holders of the Senior Secured Notes may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and to foreclose on collateral pledged thereunder. The lenders under the 2018 Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, an event of default under the 2018 Credit Agreement or the indentures governing the Senior Secured Notes could trigger a cross-default or cross-acceleration under our other material debt instruments and credit agreements, if any.
Borrowings under the 2018 Credit Agreement and the Senior Secured Notes are jointly and severally guaranteed by substantially all of our material subsidiaries organized in the United States and certain of our subsidiaries organized in the United Kingdom that directly or indirectly own material U.S. operations, subject to certain exceptions. Each guarantee is secured by a pledge of substantially all of the assets of the subsidiary giving the pledge.
Moody’s Investors Service, Inc. and S&P Global Ratings rate the Term Loans and the Senior Secured Notes. These ratings, and any downgrades or any written notice of any intended downgrading or of any possible change, may affect our ability to borrow as well as the costs of our future borrowings.

Our amount of indebtedness may adversely affect our available cash flow and our ability to operate our business, remain in compliance with our debt covenants and make payments on our indebtedness.
We have a substantial amount of indebtedness. As of December 31, 2023, our total indebtedness, including finance lease liabilities, was approximately $3.2 billion. This level of indebtedness increases the possibility that we may be unable to make required principal and interest payments and satisfy our other obligations when they become due. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure by us to comply with the obligations under the agreements governing our indebtedness including restrictive covenants, could result in an event of default under such agreements;
•require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•expose us to the risk that if unhedged, or if our hedges are ineffective, interest expense on our variable rate indebtedness will increase;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that are less highly leveraged;
•limit our ability to borrow additional amounts for capital expenditures, acquisitions, execution of our business strategy or other purposes; and
•cause us to pay higher interest rates if we need to refinance our indebtedness at a time when prevailing market interest rates are unfavorable.
Any of the above listed factors could have a material adverse effect on our business, prospects, results of operations and financial condition.
Furthermore, our interest expense may continue to increase if interest rates increase further. For example, in 2022 and 2023, the U.S. Federal Reserve implemented a series of interest rate increases. The U.S. Federal Reserve’s actions have increased, and may continue to increase, the costs of refinancing our existing indebtedness or raising new debt capital.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur more indebtedness, which could further exacerbate the risks associated with our leverage.
We may incur additional indebtedness (e.g., drawing on the Revolver) from time to time to finance strategic acquisitions, investments or joint ventures or for other purposes, subject to the restrictions contained in the agreements governing our indebtedness. Although the 2018 Credit Agreement and the indentures governing the Senior Secured Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional indebtedness, the risks associated with our leverage, including our ability to service our indebtedness, would increase.
A failure to generate sufficient cash to meet our debt servicing obligations could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our ability to pay interest and required principal payments on our indebtedness principally depends upon cash flows generated by our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments and reduce the level of our indebtedness over time.
Further, our ability to make timely debt servicing payments is dependent on the generation of cash flow by certain of our subsidiaries and their ability to make such cash available to the named borrowers of our indebtedness by dividend, distribution, intercompany debt repayment or other transfers. Subsidiaries of the named borrowers may not be able to, or may not be permitted to, make distributions to enable the named borrowers to make debt service payments. Each of the named borrowing subsidiaries is a distinct legal entity and, under certain circumstances, legal or contractual restrictions may limit their ability to obtain cash from their respective subsidiaries.
If we do not generate sufficient cash flow from operations to satisfy our debt servicing obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness, if at all, will depend on macroeconomic conditions, including the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future agreements governing indebtedness may restrict us from undertaking alternative financing plans. Our inability to generate sufficient cash flow to satisfy our debt servicing obligations, or to refinance our obligations at all or on commercially reasonable terms, could affect our ability to satisfy our debt obligations and have a material adverse effect on our business, prospects, results of operations and financial condition.

Risks Related to Our Industry
We have numerous local, regional and global competitors across all of our service lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
We compete across a variety of service lines within the commercial real estate services industry, including Property, facilities and project management, Leasing, Capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of financing), Valuation and advisory on real estate appraisals and debt and equity decisions. Although we are one of the largest commercial real estate services firms in the world, our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography, property type or service line, we face competition from other commercial real estate services providers, outsourcing companies, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms.
Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis or may have more financial resources allocated to a particular property type or service line. We are further subject to competition from large national and multinational firms that have similar service competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in the particular geographies, property types or service lines that we serve. In addition, disruptive innovation or new technologies, including AI, could alter the competitive landscape in the future and require us to make timely and effective changes to our services or business model to compete effectively.
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
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. Historically, our revenue and operating income tend to be lowest in the first quarter and highest in the fourth quarter of each year. Also, we have historically relied on our operating cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our operating cash flow is seasonal and is typically lowest in the first quarter of the year, when revenue is lowest, and highest in the fourth quarter of the year, when revenue is highest. This seasonal variance between quarters makes it difficult to compare our financial condition and results of operations on a quarter-by-quarter basis. In addition, the seasonal nature of our operating cash flow can result in a mismatch with funding needs for working capital and ongoing capital expenditures, which causes us to rely on available cash on hand and, as necessary, our revolving credit facility. Further, as a result of the seasonal nature of our business, geopolitical, economic or other unforeseen disruptions occurring in the fourth quarter that impact our ability to close large transactions may have a disproportionate effect on our financial condition and results of operations.
We may be subject to environmental liability as a result of our role as a provider of real estate services.
Various laws and regulations impose liability on real property operators for the costs of remediating contamination caused by hazardous or toxic substances at a property, and we could be found liable for such costs due to our role as a property, facility or project manager. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. In the event of a substantial liability, our insurance coverage might be insufficient to pay the full damages or at all, and our results of operations and financial condition could be adversely affected.

Risks Related to Our Common Stock
The Principal Shareholders continue to have influence over us and decisions that require the approval of our shareholders, which could limit your ability to influence the outcome of certain transactions.
As of December 31, 2023, TPG Inc. (together with its affiliates, “TPG”) held approximately 11% of our total outstanding shares and PAG Asia Capital (together with its affiliates, “PAG” and, collectively with TPG, the “Principal Shareholders”) held approximately 6% of our total outstanding shares, compared to approximately 15% and 11% of our then-outstanding shares held by TPG and PAG, respectively, as of December 31, 2022. Further, pursuant to the shareholders’ agreement with our Principal Shareholders, each of the Principal Shareholders has the right to designate for nomination up to two seats on our board of directors (our “Board”). As a result of these rights, currently four of our ten directors are affiliated with the Principal Shareholders: two of the directors were designated by TPG and two were designated by PAG. Although PAG’s current share ownership level will cause them to lose the right to designate one seat on our Board effective as of our 2024 annual general meeting of shareholders, PAG will retain the right to designate one seat on our Board until they sell further shares or otherwise waive their rights.
As a result of their representation on our Board and their collective shareholdings, the Principal Shareholders have the ability to influence our affairs, policies and any actions that require board or shareholder approval. Such influence may deter hostile takeovers, impact any attempt to amend our articles of association, delay or prevent changes of control or changes in management, or limit the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company.
The interests of the Principal Shareholders and their affiliates may differ from our other shareholders in material respects. For example, the Principal Shareholders may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance the value of their equity investment in us or accelerate their ability to liquidate that investment, even though such transactions might involve risks to other shareholders. The Principal Shareholders, their affiliates and their advisors are also in the business of making or advising on investments in companies and may from time to time acquire interests in, or provide advice to, businesses that directly or indirectly compete with us or work with us.
If we or our existing investors sell a large number of ordinary shares, the market price of our ordinary shares could decline.
As of December 31, 2023, we had 227.3 million ordinary shares outstanding. The market price of our ordinary shares could decline as a result of sales of a large number of ordinary shares in the market, including by us or by our Principal Shareholders, or as a result of the perception that such sales could occur, which could occur at any time. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.
Under our current capital allocation strategy, we do not intend to pay cash dividends on our ordinary shares for the foreseeable future.
Under our current capital allocation strategy, we currently intend to retain future earnings, if any, for future operation, expansion, debt repayment and potential share repurchases, and we do not currently intend to pay any cash dividends for the foreseeable future. The declaration and payment of any dividends by us would be subject to the relevant provisions of the U.K. Companies Act and our articles of association, which provide that all dividends must be approved by our Board and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis. The manner and order of payment of any such dividend will also be conducted in accordance with our articles of association. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our Board may deem relevant. In addition, as a holding company with nominal net worth, our ability to pay dividends is dependent upon receiving cash dividends and distributions or other transfers from our subsidiaries and their ability to make such dividends and distributions to us. Further, the ability to pay dividends may be limited by covenants set forth in the agreements governing the existing or future indebtedness of us or our subsidiaries, including the 2018 Credit Agreement (as defined below) and the indentures governing the Senior Secured Notes (as defined below). Accordingly, investors seeking cash dividends as a form of investment return may not wish to purchase our ordinary shares. As a result, in the absence of us returning capital to our shareholders through a cash dividend or otherwise, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for it.

Legal and Regulatory Risks
We are subject to various litigation risks and may face financial liabilities and/or damage to our reputation as a result of litigation.
We are exposed to various litigation risks and from time to time are party to various legal proceedings that involve claims for substantial amounts of money. We depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, irrespective of the ultimate outcome of those allegations, may harm our professional reputation and, as such, materially damage our business and its prospects, in addition to any financial impact.
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
In our Property, facilities and project management service line, we hire and supervise third-party contractors to provide services for our managed properties. We may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager, facilities manager or project manager, even if we have technically disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship.
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
In addition, especially given the size of our operations, there is always a risk that a third party may claim that our systems or offerings, including those used by our brokers and clients, may infringe such third party’s intellectual property rights. Any such claims or litigation, whether successful or unsuccessful, could require us to enter into settlement agreements with such third parties (which may not be on terms favorable to us), to stop or revise our use or sale of affected systems, products or services, or to pay damages, which could materially negatively affect our business.
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
We are incorporated under the laws of England and Wales. The rights of holders of our ordinary shares are governed by the laws of England and Wales, including the provisions of the U.K. Companies Act, and by our articles of association. These rights, including rights relating to removing directors, calling general meetings or initiating litigation on behalf of the Company, differ in certain respects from the rights of shareholders in typical U.S. corporations organized in Delaware and may in some instances be less favorable to our shareholders. For a discussion of these differences, see the section entitled “Description of Share Capital—Differences in Corporate Law” in our prospectus dated August 1, 2018, which is filed with the SEC. The Annual Report on Form 10-K does not represent a U.K. Companies Act statutory account filing.
U.S. investors may have difficulty enforcing civil liabilities against our company or our directors or officers.
We are incorporated under the laws of England and Wales. The United States and the United Kingdom do not currently have a treaty providing for the recognition and enforcement of judgments in certain civil and commercial matters. The enforceability of any judgment of a U.S. federal or state court in the United Kingdom will depend on the laws and any treaties in effect at the time, including conflicts of laws principles. In this context, there is doubt as to the enforceability in the United Kingdom of civil liabilities based solely on the federal securities laws of the United States. In addition, awards for punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom.
Certain provisions in our articles of association and prohibitions under the U.K. Companies Act may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
Certain provisions in our articles of association and prohibitions under the U.K. Companies Act may have the effect of delaying or preventing a change in control of us or changes in our management. For example, our articles of association include provisions that:
•create a classified Board whose members serve staggered three-year terms (but remain subject to removal as provided in our articles of association);
•establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our Board;
•provide our Board the ability to grant rights to subscribe for our ordinary shares and/or depositary interests representing our ordinary shares without shareholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the share ownership of a potential hostile acquirer;
•provide certain mandatory offer provisions, including, among other provisions, that a shareholder, together with persons acting in concert, that acquires 30 percent or more of our issued shares without making an offer to all of our other shareholders that is in cash or accompanied by a cash alternative would be at risk of certain sanctions from our Board unless they acted with the consent of our Board or the prior approval of the shareholders; and
•provide that vacancies on our Board may be filled by a vote of the directors or by an ordinary resolution of the shareholders, including where the number of directors is reduced below the minimum number fixed in accordance with the articles of association.
In addition, shareholders of public limited companies like us are prohibited under the U.K. Companies Act from taking action by written resolution.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. See also “Legal and Regulatory Risks—Provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders.”
Provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders.
The U.K. City Code on Takeovers and Mergers (“Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the United Kingdom and whose securities are not admitted to trading on a regulated market in the United Kingdom if the company is considered by the Panel on Takeovers and Mergers (“Takeover Panel”) to have its place of central management and control in the United Kingdom. This is known as the

“residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our Board, the functions of the directors and where they are resident.
Given that a majority of the members of our Board currently reside outside the United Kingdom, we do not anticipate that we will be subject to the Takeover Code. However, if at the time of a takeover offer, the Takeover Panel determines that we have our place of central management and control in the United Kingdom, we would be subject to a number of rules and restrictions, including but not limited to the following: (1) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (2) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (3) we would be obliged to provide equality of information to all bona fide competing bidders. If potential bidders perceive that we may be subject to the Takeover Code, they may be less willing to submit a takeover offer, even if such offer would be beneficial to our shareholders.
As a public limited company incorporated in England and Wales, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
The U.K. Companies Act provides that a board of directors of a public limited company may only allot shares with the prior authorization of shareholders, such authorization stating the maximum amount of shares that may be allotted and the date on which such authorization will expire, being not more than five years from the date of authorization. At our 2023 annual general meeting of shareholders, we obtained authority from our shareholders to allot additional shares for a period of five years from May 11, 2023. This authorization will need to be renewed at least upon expiration but may be sought sooner for an additional five-year term or any shorter period.
Subject to certain limited exceptions, the U.K. Companies Act generally provides that existing shareholders of a company have statutory pre-emption rights when new shares in such company are allotted and issued for cash. However, it is possible for such statutory pre-emption right to be disapplied by shareholders passing a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast. Such a disapplication of statutory pre-emption rights may not be for more than five years from the date of the special resolution. At our 2023 annual general meeting of shareholders, we obtained authority from our shareholders to disapply statutory pre-emption rights for a period of five years from May 11, 2023. This authorization will need to be renewed at least upon expiration but may be sought sooner for an additional five-year term or any shorter period.
Subject to certain limited exceptions, the U.K. Companies Act generally prohibits a public limited company from repurchasing its own shares without the prior approval of its shareholders by ordinary resolution. In September 2022, we obtained authority from our shareholders to repurchase our shares in an amount not to exceed $300 million, and such authorization is valid for a period of five years. The timing and amount of any share repurchases will be determined at the sole discretion of our Board and management team based upon many different factors, and we have no obligation to repurchase any amount of our ordinary shares as a result of receiving the authority from our shareholders to do so.
Our articles of association provide that the courts of England and Wales will be the exclusive forum for the resolution of all shareholder complaints other than complaints arising under the Securities Act.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company has established a cybersecurity program intended to protect our information assets and those information assets of our clients that come under our control. Our cybersecurity risk management processes include technical security controls, monitoring systems, operational processes and policies, and management oversight to assess, identify and manage risks from cybersecurity threats. We have implemented risk-based controls to protect our information, information systems and business operations. We have adopted security-control principles and standards based on the National Institute of Standards and Technology Cybersecurity Framework (NIST), other recognized global standards and client contractual requirements, as applicable. We strive to evaluate and invest in technology, personnel and infrastructure to maintain cybersecurity measures in line with our risk exposure and to address the ever-changing threat, technology and regulatory landscape.
We maintain a cybersecurity program that includes physical, administrative, and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent, detect and timely and effectively respond to, and as necessary, recover from, cybersecurity incidents. Through our cybersecurity risk management program, we have established operational processes to address issues including monitoring and patching of vulnerabilities, regularly updating of our information systems, and evaluating new countermeasures made to defend against an evolving landscape of threats. This process is overseen by the Audit Committee of our Board.
In addition, we periodically engage third-party consultants and providers to assist us in assessing, testing, enhancing and monitoring our cybersecurity risk management programs and responding to any incidents. These third parties work in conjunction with the Company’s information security team in an effort to continuously improve our cyber risk posture. Examples of third-party actions include the engagement of a security operations center for real-time monitoring and response to incidents, risk assessments and security certifications. The Company also receives independent audits on our global cybersecurity program from industry leading vendors at least annually.
We have established a vendor risk management program, which is a cross-functional program supported by our information security, compliance and procurement teams. As part of that program, we assess the security and privacy practices of our suppliers and third-party service providers who have access to, store or process our information through ongoing risk monitoring and security assessments, in line with the cybersecurity risks associated with the products or services they provide. We provide feedback and guidance to certain vendors as needed in an effort to enhance their security posture, including when new risks or threats are identified. Additionally, we perform periodic reassessments of applicable vendors to ensure our information security control requirements continue to be met.
At Cushman & Wakefield, we believe cybersecurity awareness is important in helping prevent cyber threats. To that end, we provide annual cybersecurity awareness training and regular phishing awareness exercises to our tech-enabled employees. We monitor and assess the success rate of employees reporting phishing scams, and the results inform the development of our security trainings, systems and programs. Additionally, role-based security training is provided to employees in certain higher-risk positions (including those who handle sensitive information, technology or funds), which is tailored to the heightened cybersecurity risks they face.
We have experienced, and may in the future experience, whether directly or through our service providers or other channels, cybersecurity incidents. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations and reputation. Although our processes are designed to help prevent, detect, respond to and mitigate the impact of such incidents, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. See “Risks Related to Our Business and Operations—A material breach in security relating to our information systems could adversely affect us.” within Item 1A, “Risk Factors” in this Annual Report.
Governance
At Cushman & Wakefield, our Chief Information Security Officer (“CISO”) oversees a global information security team which is responsible for protecting the information and operations of us and our clients. Our current CISO has over 23 years of experience and leadership in the cybersecurity industry, holds a master’s degree in Information

Security and Assurance, and has received numerous industry certifications, including ISO-27000 Specialist, EC-Council Disaster Recovery Professional and an ISACA certification in Risk and Information Systems Control, among others. The information security team has established a security operations center and other partnerships with service providers to monitor for technology and security incidents which are actioned based on the Company’s incident response procedures.
Our Board has overall responsibility for risk oversight, with its committees assisting our Board in performing this function based on their respective areas of expertise. Our Board has delegated oversight of risks related to cybersecurity to the Audit Committee. The Audit Committee is charged with reviewing our overall guidelines, policies, processes and procedures with respect to risk assessment and risk management, including risks related to cybersecurity. Our CISO and our information security team provide more in-depth reporting on cybersecurity risks to the Audit Committee at least annually based on our established enterprise risk categories. These briefings include assessments of the threat landscape, updates on incidents, results of client security audits, and reports on our investments in cybersecurity risk mitigation. In addition, given its overall importance to the organization, our CISO also provides cybersecurity risk reporting to our Board on at least an annual basis as well as from time to time as needed.
Our CISO meets regularly with members of our senior management, including our executive officers. Executives also frequently attend meetings of our Audit Committee and our Board and are therefore able to hear the cybersecurity updates presented at those meetings.
Our information security team also participates in periodic global and regional Risk Assurance Committees to further strengthen our cybersecurity risk management activities across the Company. At these meetings, the information security team presents to members of Company leadership, including members of our internal audit team and regional and service line chief financial officers, on the current cybersecurity risk environment, including any newly identified areas of risk and updates on responses to existing risks.

Item 2. Properties
Our principal executive offices are located at 125 Old Broad Street, London, United Kingdom, EC2N 1AR, and our telephone number is +44 20 3296 3000.
We operate from nearly 400 company and affiliated offices in approximately 60 countries. We operate 214 offices in the Americas, 117 offices in EMEA and 67 offices in APAC.
Our strategy is to lease rather than own offices. The most significant terms of the leasing arrangements for our offices are the term of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases varies significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that no single office lease is material to our business, results of operations or financial condition. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets could negatively affect our profits in those markets when we enter into new leases.

Item 3. Legal Proceedings
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. The amounts claimed in these lawsuits can vary significantly, and some may be substantial. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and there could be a material adverse impact on our financial position and results of operations if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipate. Refer to “Risk Factors” under Part I, Item 1A in this Annual Report.
We establish reserves in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for contingencies should a liability arise that is both probable and reasonably estimable. We adjust these reserves as needed to respond to subsequent changes in events. Refer to Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
Our ordinary shares have been listed for trading on the NYSE under the symbol “CWK” since August 2, 2018. The number of record holders of the Company’s ordinary shares as of February 15, 2024 was 2. Because the majority of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our share capital. We do not expect to pay dividends on our ordinary shares for the foreseeable future.
Under the U.K. Companies Act and our articles of association, any payment of dividends must be approved by our Board and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis. Future cash dividends, if any, will be at the discretion of our Board and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, restrictions in the agreements governing our existing and future indebtedness, and other factors our Board may deem relevant. The timing and amount of any future dividend payments will be at the discretion of our Board.
Stock Performance Graph
The following graph shows our cumulative 5-year total shareholder return of Cushman & Wakefield’s ordinary shares relative to the cumulative 5-year total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”) and our industry peer group. Our industry peer group is comprised of three global commercial real estate services companies publicly traded in the United States, representing our current primary competitors: Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE), and Colliers International Group Inc. (NASDAQ: CIGI). The graph below assumes $100 was invested in our ordinary shares, the S&P 500 and the industry peer group on December 31, 2018, assuming that all dividends were reinvested. Our share price performance shown in the following graph is not necessarily indicative of future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
AMONG CUSHMAN AND WAKEFIELD PLC,
THE S&P 500 INDEX(2), AND PEER GROUP

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/18
12/19
12/20
12/21
12/22
12/23
CWK
S&P 500
Peer Group

	12/18	12/19	12/20	12/21	12/22	12/23
CWK	$100.00	$141.26	$102.49	$153.70	$86.11	$74.64
S&P 500	100.00	128.88	149.83	190.12	153.16	190.27
Peer Group	100.00	141.36	135.44	237.52	148.13	184.27
(1) $100 invested on December 31, 2018 in stock or index-including reinvestment of dividends.
(2) Copyright © 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.
This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under the Securities Act or under the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.
As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A in this Annual Report. Our fiscal year ends December 31. With respect to presentation, all statements asserting an “increase” or “decrease” relate to changes from prior applicable periods of comparison.

Overview
Cushman & Wakefield is a leading global commercial real estate services firm that makes a meaningful impact for our people, clients, communities and world. Led by an experienced executive team and driven by approximately 52,000 employees in nearly 400 offices and approximately 60 countries, we deliver exceptional value for real estate occupiers and owners, managing 6.2 billion square feet of commercial real estate space globally and offering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services.

Recent Developments and Outlook
Highlights from full year 2023:
•Revenue of $9.5 billion and service line fee revenue of $6.5 billion for the year ended December 31, 2023 decreased 6% and 10%, respectively, from the year ended December 31, 2022.
◦Property, facilities and project management grew 3%, primarily driven by the Americas and APAC.
◦Leasing, Capital markets and Valuation and other declined 12%, 41% and 12%, respectively.
•Net loss and diluted loss per share for the year ended December 31, 2023 were $35.4 million and $0.16, respectively.
◦Adjusted EBITDA of $570.1 million was down 37% from the year ended December 31, 2022.
•Liquidity as of December 31, 2023 was $1.9 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.8 billion.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit and the capital markets. There continues to be significant macroeconomic uncertainty in many markets around the world. In 2023, these macroeconomic challenges, including elevated inflation and interest rates, led to ongoing volatility within global capital and credit markets, which contributed to recessionary conditions in the global commercial real estate market and negatively impacted demand for our services. We expect many of these macroeconomic challenges to persist through 2024.
In particular, many of our clients have been unable to procure credit or financing on favorable terms or at all, as lending conditions have tightened and borrowers face higher capital costs. This resulted in lower transaction volumes, and declines in our Capital markets, Leasing and Valuation and other service lines. Clients may continue to delay real estate transaction decisions until property values and economic conditions stabilize, which could continue to reduce the commissions and fees we earn for brokering those transactions. A protracted continuation or further deterioration of these macroeconomic conditions, as well as future uncertainty, weakness or volatility in the credit markets or a decrease in the demand for commercial real estate, could further affect commercial real estate transaction volumes and pricing and, in turn, adversely impact our service line fee revenue. While transactional markets remained under pressure during the year, our Property, facilities and project management service line continued to demonstrate resiliency and grew revenue by 3% over the prior year.

While the degree to which the Company will be affected by these macroeconomic challenges largely depends on the nature and duration of uncertain and unpredictable events, we believe that we are well suited to endure a shifting macroeconomic environment due to our diversification and resiliency. Refer to Part I, Item 1A. “Risk Factors” in this Annual Report for further information.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. We have identified all significant accounting policies in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. The following are the critical accounting policies where estimates and assumptions could materially affect the application of the policies.
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
The Company performs impairment reviews at the reporting unit (“RU”) level. U.S. GAAP defines an RU as a component of an operating segment if the component constitutes a business, for which discrete financial information is available, and segment management regularly reviews the operating results of that component. When evaluating these assets for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the RU is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the RU exceeds its carrying amount, then the goodwill impairment test becomes a quantitative analysis. If the fair value of an RU is determined to be greater than the carrying value of the RU, goodwill is recoverable. If the fair value of an RU is less than the carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the RU, including goodwill, exceeds its fair value, limited to the total amount of the goodwill allocated to the reporting unit.
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
In 2023, to further validate the reasonableness of the initial quantitative assessment and evaluation, a reconciliation of our market capitalization to the carrying value of our shareholders’ equity was performed by calculating an implied control premium. We concluded that the implied control premium was reasonable based on a comparison to actual control premiums realized in recent comparable market transactions. If our share price declines and such decline is sustained, further evaluation would be necessary and an impairment of our goodwill may result.
In 2022, we performed our goodwill impairment evaluation over five reporting units, resulting in no impairment charges as the estimated fair value of each RU exceeded its carrying value. Effective July 1, 2023, the Company revised the identification of our reporting units used to evaluate goodwill for impairment from five reporting units to four reporting units. Previously, the Americas and C&W Services reporting units comprised the Americas segment, the EMEA reporting unit comprised the EMEA segment, and the APAC and Greater China reporting units comprised the APAC segment. The Company no longer identifies Greater China as a separate RU for purposes of assessing goodwill for impairment, as a result of changes in management and reporting structures, including a change in our Chief Executive Officer in July 2023, and due to similarities in economic characteristics. Effective July 1, 2023, the Company’s reporting units consist of Americas, C&W Services, EMEA and APAC (including Greater China). In 2023, we performed our goodwill impairment evaluation over these four RUs, resulting in no impairment charges as the estimated fair value of each RU exceeded its carrying value.
For additional discussion on our goodwill impairment assessment, refer to Note 6: Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. The carrying values of deferred tax assets and liabilities reflect the application of our income tax accounting policies and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles.
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
Our future effective tax rate is sensitive to changes in the mix of our geographic earnings, changes in local statutory tax rates, changes in the valuation of deferred taxes, or changes in tax laws, regulations or accounting principles, and could be adversely affected by these items.

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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, changes in interest rates, inflation, pressure on the global banking system, the impact of tax and regulatory policies, the cost and availability of credit, changes in employment rates, demand for commercial real estate, and the geopolitical environment.
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

Seasonality
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. This impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Generally, our industry is focused on completing transactions by calendar year-end with a high concentration of activity in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter, and highest in the fourth quarter of each year. The Property, facilities and project management service line partially mitigates this intra-year seasonality, due to the recurring nature of this service line, which generates more stable revenues throughout the year.
International Operations
Our business consists of service lines operating in multiple regions inside and outside of the U.S. Our international operations expose us to global economic trends as well as foreign government tax, regulatory and policy measures.
Additionally, outside of the U.S., we generate earnings in other currencies and are subject to fluctuations relative to the USD. These currency fluctuations, most notably the Australian dollar, euro and British pound sterling, have positively and adversely affected our operating results measured in USD in the past and are likely to do so in the future. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
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

Use of Non-GAAP Financial Measures
We have used the following measures, which are considered “non-GAAP financial measures” under SEC guidelines:
i.Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin;
ii.Segment operating expenses and Fee-based operating expenses; and
iii.Local currency.
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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized loss on investments, net, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses as well as other expenses such as depreciation and amortization, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
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
Adjustments to U.S. GAAP Financial Measures Used to Calculate Non-GAAP Financial Measures
Unrealized loss on investments, net represents net unrealized losses on fair value investments during the years ended December 31, 2023 and 2022, primarily related to our investment in WeWork.
Integration and other costs related to merger reflects the non-cash amortization expense of certain merger related retention awards that will be amortized through 2026, and the non-cash amortization expense of merger related deferred rent and tenant incentives which will be amortized through 2028.

Acquisition related costs and efficiency initiatives includes internal and external consulting costs incurred to implement certain distinct operating efficiency initiatives designed to realign our organization to be a more agile partner to our clients, which vary in frequency, amount and occurrence based on factors specific to each initiative. In addition, this includes certain direct costs incurred in connection with acquiring businesses.
Cost savings initiatives primarily reflects severance and other one-time employment-related separation costs related to 2023 actions to reduce headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment, as well as property lease rationalizations.
CEO transition costs reflects accelerated stock-based compensation expense associated with stock awards granted to John Forrester, the Company’s former Chief Executive Officer who stepped down from that position as of June 30, 2023, but who remained employed by the Company as a Strategic Advisor until December 31, 2023. The requisite service period under the applicable award agreements was satisfied upon Mr. Forrester’s retirement from the Company on December 31, 2023. In addition, this includes Mr. Forrester’s salary and bonus accruals for the second half of 2023. We believe the accelerated expense for these stock awards, as well as the salary and bonus accruals, are similar in nature to one-time severance benefits and are not normal, recurring operating expenses necessary to operate the business.
Servicing liability fees and amortization reflects the additional non-cash servicing liability fees accrued in connection with the A/R Securitization (as defined below) amendments during the years ended December 31, 2023 and 2022. The liability will be amortized through June 2026.
Legal and compliance matters includes estimated losses and settlements for certain legal matters which are not considered ordinary course legal matters given the infrequency of similar cases brought against the Company, complexity of the matter, nature of the remedies sought and/or our overall litigation strategy. We exclude such losses from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods.

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2021 results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our 2022 Annual Report on Form 10-K filed with the SEC under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth items derived from our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$3,573.0	$3,481.1	3%	3%
Leasing	1,826.7	2,083.7	(12)%	(12)%
Capital markets	695.0	1,187.8	(41)%	(41)%
Valuation and other	436.7	495.5	(12)%	(11)%
Total service line fee revenue(1)	6,531.4	7,248.1	(10)%	(10)%
Gross contract reimbursables(2)	2,962.3	2,857.6	4%	4%
Total revenue	$9,493.7	$10,105.7	(6)%	(6)%

Costs and expenses:
Cost of services provided to clients	$4,879.3	$5,295.9	(8)%	(8)%
Cost of gross contract reimbursables	2,962.3	2,857.6	4%	4%
Total costs of services	7,841.6	8,153.5	(4)%	(4)%
Operating, administrative and other	1,262.8	1,261.3	0%	0%
Depreciation and amortization	145.6	146.9	(1)%	(1)%
Restructuring, impairment and related charges	38.1	8.9	n.m.	n.m.
Total costs and expenses	9,288.1	9,570.6	(3)%	(3)%
Operating income	205.6	535.1	(62)%	(62)%
Interest expense, net of interest income	(281.1)	(193.1)	46%	45%
Earnings from equity method investments	58.1	85.0	(32)%	(31)%
Other expense, net	(12.6)	(89.0)	(86)%	(86)%
(Loss) earnings before income taxes	(30.0)	338.0	n.m.	n.m.
Provision for income taxes	5.4	141.6	(96)%	(96)%
Net (loss) income	$(35.4)	$196.4	n.m.	n.m.
Net (loss) income margin	(0.4)%	1.9%

Adjusted EBITDA	$570.1	$898.8	(37)%	(37)%
Adjusted EBITDA margin(3)	8.7%	12.4%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2023	2022
Net (loss) income	$(35.4)	$196.4
Add/(less):
Depreciation and amortization	145.6	146.9
Interest expense, net of interest income	281.1	193.1
Provision for income taxes	5.4	141.6
Unrealized loss on investments, net	27.8	84.2
Integration and other costs related to merger	11.2	14.0
Pre-IPO stock-based compensation	—	3.1
Acquisition related costs and efficiency initiatives	14.2	93.8
Cost savings initiatives	55.6	—
CEO transition costs	8.3	—
Servicing liability fees and amortization	11.7	7.9
Legal and compliance matters	23.0	—
Other(1)	21.6	17.8
Adjusted EBITDA	$570.1	$898.8
(1) For the year ended December 31, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards, one-time consulting costs associated with certain legal entity reorganization projects, a loss on disposal of a business, and a one-time impairment of certain customer relationship intangible assets. For the year ended December 31, 2022, Other predominantly includes a loss of $13.8 million related to the disposal of operations in Russia, as well as one-time consulting costs associated with certain statutory reporting and legal entity reorganization projects.

Below is a summary of Total costs and expenses (in millions):

	Year Ended December 31,
	2023	2022
Americas Fee-based operating expenses	$4,237.5	$4,650.3
EMEA Fee-based operating expenses	779.3	827.6
APAC Fee-based operating expenses	1,008.9	962.5
Cost of gross contract reimbursables	2,962.3	2,857.6
Segment operating expenses:	8,988.0	9,298.0
Depreciation and amortization	145.6	146.9
Integration and other costs related to merger	11.2	14.0
Pre-IPO stock-based compensation	—	3.1
Acquisition related costs and efficiency initiatives	14.2	93.8
Cost savings initiatives	55.6	—
CEO transition costs	8.3	—
Servicing liability fees and amortization	11.7	7.9
Legal and compliance matters	23.0	—
Other, including foreign currency movements(1)	30.5	6.9
Total costs and expenses	$9,288.1	$9,570.6
(1) For the year ended December 31, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards, one-time consulting costs associated with certain legal entity reorganization projects, a one-time impairment of certain customer relationship intangible assets and the effects of movements in foreign currency. For the year ended December 31, 2022, Other includes one-time consulting costs associated with certain statutory reporting and legal entity reorganization projects, and the effects of movements in foreign currency.

Year ended December 31, 2023 compared to year ended December 31, 2022
Revenue
Revenue of $9.5 billion decreased $612.0 million or 6% compared to the year ended December 31, 2022, primarily driven by the Americas which decreased 8%. This decline was principally driven by decreases in Leasing and Capital markets revenue of 12% and 41%, respectively, as a challenging macroeconomic environment and interest rate uncertainty continue to adversely affect commercial real estate transaction volumes and delay occupier decision making. Valuation and other also declined 12% as a result of lower activity in our valuation business, stemming from the slowdown in transactions. In addition, we experienced unfavorable movements in foreign currency of $23.4 million compared to the year ended December 31, 2022 as a result of a stronger USD in 2023. Partially offsetting these trends was the continued growth of our Property, facilities and project management service line, namely in our property management and facilities management businesses, and Gross contract reimbursables revenue, which were up 3% and 4%, respectively.
Costs of services
Costs of services of $7.8 billion decreased $311.9 million or 4% compared to the year ended December 31, 2022. Cost of services provided to clients decreased 8% principally driven by a $450.0 million decrease in commissions, as a result of lower brokerage revenue, offset by an increase of $50.0 million in sub-contractor costs. Cost of gross contract reimbursables increased 4% driven by the continued stability and growth in our Property, facilities and project management service line and cost inflation. Total costs of services as a percentage of total revenue were 83% for 2023 compared to 81% for 2022 due to business mix and cost inflation.
Operating, administrative and other
Operating, administrative and other expenses of $1.3 billion increased $1.5 million compared to the year ended December 31, 2022, principally driven by an increase in stock-based compensation expense of $15.4 million, primarily as a result of the accelerated expense associated with our 2023 CEO transition and new awards granted during 2023, and an increase of $23.0 million in technology and other miscellaneous costs, offset by a decrease of approximately $40.0 million in consulting expenses. Operating, administrative and other expenses as a percentage of total revenue were 13% for 2023 compared to 12% for 2022.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $38.1 million increased $29.2 million compared to the year ended December 31, 2022 as a result of cost savings initiatives actioned in 2023, including a reduction in headcount across select roles to help optimize our workforce given the current macroeconomic conditions and operating environment, as well as property lease rationalizations. This reflects an increase in severance and employment-related costs of $17.2 million, as well as an increase in impairment charges of $12.0 million.
Interest expense, net of interest income
Interest expense of $281.1 million increased $88.0 million or 46% compared to the year ended December 31, 2022, primarily related to an aggregate loss on debt extinguishment of $41.9 million, as well as $8.7 million of new transaction costs expensed in 2023 in connection with the refinancing of a portion of the borrowings under our 2018 Credit Agreement in both January and August 2023 (see Note 10: Long-Term Debt and Other Borrowings of the Notes to the Consolidated Financial Statements for further information). The increase in interest expense was also partially driven by higher variable interest rates on our Term Loans compared to 2022.
Earnings from equity method investments
Earnings from equity method investments of $58.1 million decreased $26.9 million compared to the year ended December 31, 2022, primarily due to a decline of $29.2 million in earnings recognized from our equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”) due to lower transaction volumes as a result of tighter lending conditions given the volatility in interest rates.
Other expense, net
Other expense of $12.6 million decreased $76.4 million or 86% compared to the year ended December 31, 2022, principally driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork. In addition, the Company recognized a loss of $13.8 million in the first quarter of 2022 related to the disposal of our operations in Russia.

Provision for income taxes
Provision for income taxes for the year ended December 31, 2023 was $5.4 million on a loss before income taxes of $30.0 million. For the year ended December 31, 2022, the provision for income taxes was $141.6 million on earnings before income taxes of $338.0 million. The negative effective tax rate for the year ended December 31, 2023 was principally driven by the increase in the valuation allowance the Company has placed on a portion of our deferred tax assets and permanent nondeductible items. Additionally, the decrease in income tax expense was driven by lower earnings, the utilization of net operating losses and foreign tax credits in 2023, and lower nondeductible losses related to unrealized losses on fair value investments.
Net (loss) income and Adjusted EBITDA
Net loss was $35.4 million compared to net income of $196.4 million for the year ended December 31, 2022. The decrease was principally driven by declines in our Leasing, Capital markets and Valuation and other service lines. An aggregate loss on debt extinguishment, estimated losses accrued during the current period related to certain legal and compliance matters (see Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements) and lower earnings from the Greystone JV also contributed to the year over year decline. These trends were partially offset by our cost savings initiatives.
Adjusted EBITDA of $570.1 million decreased $328.7 million or 37% compared to prior year, driven by the same factors impacting Net loss above, with the exception of the aggregate loss on debt extinguishment and estimated losses accrued during the current period related to certain legal and compliance matters. Adjusted EBITDA margin, measured against service line fee revenue, of 8.7% for the year ended December 31, 2023 decreased 367 basis points compared to 12.4% in the year ended December 31, 2022.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized loss on investments, net, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items.

Americas Results
The following table summarizes our results of operations of our Americas operating segment for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$2,494.7	$2,434.0	2%	3%
Leasing	1,420.9	1,669.7	(15)%	(15)%
Capital markets	556.5	987.1	(44)%	(44)%
Valuation and other	150.0	198.1	(24)%	(24)%
Total service line fee revenue(1)	4,622.1	5,288.9	(13)%	(12)%
Gross contract reimbursables(2)	2,506.9	2,462.1	2%	2%
Total revenue	$7,129.0	$7,751.0	(8)%	(8)%

Costs and expenses:
Americas Fee-based operating expenses	$4,237.5	$4,650.3	(9)%	(9)%
Cost of gross contract reimbursables	2,506.9	2,462.1	2%	2%
Segment operating expenses	$6,744.4	$7,112.4	(5)%	(5)%

Net income	$17.8	$202.6	(91)%	(92)%

Adjusted EBITDA	$429.6	$715.5	(40)%	(40)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Year ended December 31, 2023 compared to year ended December 31, 2022
Americas revenue for 2023 was $7.1 billion, a decrease of $622.0 million or 8% from the prior year. This decline was principally driven by lower Leasing, Capital markets and Valuation and other revenue which were down 15%, 44% and 24%, respectively, due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes. Partially offsetting these declines was growth in Property, facilities and project management revenue and Gross contract reimbursables of 2% and 2%, respectively.
Fee-based operating expenses of $4.2 billion decreased 9% principally due to lower commissions expense associated with lower brokerage revenue, as well as our cost savings initiatives. Fee-based operating expenses as a percentage of Total service line fee revenue was 92% in 2023 compared to 88% in 2022.
Adjusted EBITDA of $429.6 million decreased $285.9 million or 40%, primarily driven by declines in transactions-based revenue and a decline in earnings from the Greystone JV due to lower lending volumes. These trends were partially offset by our cost savings initiatives and growth in our Property, facilities and project management revenue.

EMEA Results
The following table summarizes our results of operations of our EMEA operating segment for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$371.4	$373.7	(1)%	(3)%
Leasing	229.6	233.9	(2)%	(5)%
Capital markets	83.3	142.1	(41)%	(43)%
Valuation and other	174.2	177.7	(2)%	(4)%
Total service line fee revenue(1)	858.5	927.4	(7)%	(10)%
Gross contract reimbursables(2)	115.2	102.7	12%	9%
Total revenue	$973.7	$1,030.1	(5)%	(8)%

Costs and expenses:
EMEA Fee-based operating expenses	$779.3	$827.6	(6)%	(8)%
Cost of gross contract reimbursables	115.2	102.7	12%	9%
Segment operating expenses	$894.5	$930.3	(4)%	(6)%

Net loss	$(46.5)	$(24.7)	88%	58%

Adjusted EBITDA	$77.4	$106.0	(27)%	(30)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Year ended December 31, 2023 compared to year ended December 31, 2022
EMEA revenue for 2023 was $1.0 billion, a decrease of $56.4 million or 5% from the prior year. Excluding the favorable impact of foreign currency of $23.2 million, EMEA revenue decreased 8% on a local currency basis. The decline was principally driven by lower Leasing and Capital markets revenue which were down 5% and 43%, respectively, on a local currency basis, due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes. Partially offsetting these declines was growth in Gross contract reimbursables of 9% on a local currency basis.
Fee-based operating expenses of $779.3 million decreased 8% on a local currency basis principally due to lower employment costs associated with lower brokerage revenue, as well as our cost savings initiatives. Fee-based operating expenses as a percentage of Total service line fee revenue was 91% in 2023 compared to 89% in 2022.
Adjusted EBITDA of $77.4 million decreased $28.6 million or 27%, primarily driven by declines in transactions-based revenue. These trends were partially offset by our cost savings initiatives.

APAC Results
The following table summarizes our results of operations of our APAC operating segment for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022	% Change in USD	% Change in Local Currency
Revenue:
Property, facilities and project management	$706.9	$673.4	5%	6%
Leasing	176.2	180.1	(2)%	2%
Capital markets	55.2	58.6	(6)%	(2)%
Valuation and other	112.5	119.7	(6)%	(2)%
Total service line fee revenue(1)	1,050.8	1,031.8	2%	4%
Gross contract reimbursables(2)	340.2	292.8	16%	21%
Total revenue	$1,391.0	$1,324.6	5%	8%

Costs and expenses:
APAC Fee-based operating expenses	$1,008.9	$962.5	5%	7%
Cost of gross contract reimbursables	340.2	292.8	16%	21%
Segment operating expenses	$1,349.1	$1,255.3	7%	10%

Net (loss) income	$(6.7)	$18.5	n.m.	n.m.

Adjusted EBITDA	$63.1	$77.3	(18)%	(15)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Year ended December 31, 2023 compared to year ended December 31, 2022
APAC revenue for 2023 was $1.4 billion, an increase of $66.4 million or 5% from the prior year. Excluding the unfavorable impact of foreign currency of $35.6 million, APAC revenue increased 8% on a local currency basis. Revenue growth in Property, facilities and project management and Gross contract reimbursables of 6% and 21%, respectively, on a local currency basis, driven by increases in facilities management and facilities services, was partially offset by declines in Capital markets and Valuation and other revenue of 2% and 2%, respectively, on a local currency basis, primarily due to a less constructive macroeconomic environment and continued interest rate uncertainty which resulted in lower transaction volumes.
Fee-based operating expenses of $1.0 billion increased 7% on a local currency basis principally due to higher variable costs associated with revenue growth in our Property, facilities and project management service line and higher employment costs, partially offset by our cost savings initiatives. Fee-based operating expenses as a percentage of Total service line fee revenue was 96% in 2023 compared to 93% in 2022.
Adjusted EBITDA of $63.1 million decreased $14.2 million or 18%, primarily driven by declines in transactions-based revenue, higher variable costs and employment costs, and government subsidies in the prior year. These trends were partially offset by our cost savings initiatives.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our available credit facilities. Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While macroeconomic challenges and uncertainty continue to be present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with operating cash flow and cash on hand and, as necessary, borrowings under our revolving credit facility or funding from our A/R Securitization. We continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or to obtain additional financing to fund investments, operations and obligations to further strengthen our financial position.
We have historically relied on our operating cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our operating cash flow is seasonal—typically lowest in the first quarter of the year, when revenue is lowest, and greatest in the fourth quarter of the year, when revenue is highest. The seasonal nature of our operating cash flow can result in a mismatch with funding needs, which we manage using available cash on hand and, as necessary, borrowings under our revolving credit facility or funding from our A/R Securitization.
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
As of December 31, 2023, the Company had $1.9 billion of liquidity, consisting of cash and cash equivalents of $0.8 billion and availability on our undrawn revolving credit facility of $1.1 billion.
As of December 31, 2023, the Company’s amounts outstanding under its Term Loans, 2028 Notes and 2031 Notes were $2.2 billion, $0.6 billion and $0.4 billion, respectively. Our level of indebtedness increases the possibility that we may be unable to pay the principal amount of our indebtedness and other obligations when due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, or joint ventures or for other purposes, subject to the restrictions contained in the agreements governing our indebtedness. If we incur additional indebtedness, the risks associated with our leverage, including our ability to service our debt, would increase. See “Risk Factors” included in Item 1A. Despite our current indebtedness levels, we and our subsidiaries may still be able to incur more debt, which could further exacerbate the risks associated with our leverage. During 2023, the Company extended the maturity date of the majority of our Term Loans to January 2030. Subsequent to these refinancings, $192.9 million of our total borrowings remains due in 2025; all other borrowings are due between 2027 and 2031.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the year ended December 31, 2023 were $51.0 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving accounts receivables securitization program, which we have amended periodically (the “A/R Securitization”), whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of December 31, 2023, the Company had aggregate capital outstanding under this facility of $100.0 million. This amount was repaid in full in January 2024. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 19: Accounts Receivable Securitization of the Notes to the Consolidated Financial Statements for further information.

Contractual Obligations and Other Commitments
Debt obligations. As of December 31, 2023, the Company elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the $192.9 million remaining aggregate principal amount of the term loan due August 2025 (the “2025 Tranche”), (ii) 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the $1.0 billion term loan due January 2030 (the “2030 Tranche-1”) and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 4.00% for the $1.0 billion term loan due January 2030 (the “2030 Tranche-2”) (the 2025 Tranche, the 2030 Tranche-1, and the 2030 Tranche-2 together make up our current Term Loans). Because the 2018 Credit Agreement bears interest at a variable interest rate, the amount of expected future annual interest payments cannot be determined. Our 2028 Notes bear interest at a rate of 6.75% per annum and expected annual interest payments would be approximately $43.9 million until the notes mature in May 2028. Our 2031 Notes bear interest at a rate of 8.88% per annum and expected annual interest payments would be approximately $35.5 million until the notes mature in September 2031.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1, including any incremental borrowings, which commenced in September 2023. Commencing in March 2024, the 2018 Credit Agreement will require quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-2, including any incremental borrowings. All required principal payments under the 2025 Tranche have been satisfied until maturity. Refer to Note 10: Long-Term Debt and Other Borrowings and Note 9: Derivative Financial Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for further discussion.
Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use. As of December 31, 2023, the Company had operating lease obligations of $489.8 million, with $130.4 million due within 12 months. Refer to Note 15: Leases of the Notes to the Consolidated Financial Statements for further discussion.
Defined benefit plan obligations. Benefits to be paid out by our defined benefit plans will be funded from the assets held by these plans. In 2022, the trustees for two of our defined benefit plans in the U.K. purchased a bulk annuity insurance policy, under which the insurer is committed to pay the plans’ cash flows intended to match the benefit payments under those plans. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. Refer to Note 11: Employee Benefits of the Notes to the Consolidated Financial Statements for further discussion.
Deferred and contingent earn-out obligations. Our material cash requirements require long-term liquidity to facilitate the payment of obligations related to acquisitions. Acquisitions are often structured with deferred and/or contingent payments in future periods that are subject to the passage of time, achievement of certain performance metrics and/or other conditions. As of December 31, 2023, the maximum potential payment for earn-outs was $28.6 million, subject to the achievement of certain performance conditions. The final amount of related payments cannot be determined due to their nature as estimates or outcomes having connection to future events. As of December 31, 2023, we had accrued total deferred consideration and contingent earn-outs payable of $13.8 million in Accounts payable and accrued expenses and $27.0 million in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Income tax liabilities. As of December 31, 2023, our current and non-current tax liabilities, including interest and penalties, totaled $48.5 million. Of this amount, we can reasonably estimate that $20.8 million will require cash settlement in less than one year. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $27.7 million.

Historical Cash Flows

	Year Ended December 31,
Cash Flow Summary	2023	2022
Net cash provided by operating activities	$152.2	$49.1
Net cash provided by (used in) investing activities	48.9	(120.7)
Net cash used in financing activities	(120.8)	(79.3)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	1.9	(20.4)
Total change in cash, cash equivalents and restricted cash	$82.2	$(171.3)
Operating Activities
We generated $152.2 million of cash from operating activities during the year ended December 31, 2023, an increase of $103.1 million compared to the year ended December 31, 2022. For the year ended December 31, 2023, we used net working capital for operations of $124.5 million, a decrease of $414.3 million compared to the year ended December 31, 2022. The reduction in our use of net working capital was principally driven by decreases in trade receivables and contract assets as a result of brokerage revenue declines, offset by lower commission, bonus accruals and accounts payable and accrued expenses.
Investing Activities
We generated $48.9 million in cash for investing activities during the year ended December 31, 2023, which primarily reflects a $100.0 million net draw on the investment limit under our A/R Securitization, offset by capital expenditures of $51.0 million and investments in equity securities of $6.9 million. Cash used in investing activity during the year ended December 31, 2022 primarily reflects our capital expenditures of $50.7 million, acquisitions of $32.8 million and investments in equity securities of $26.4 million.
Financing Activities
We used $120.8 million in cash for financing activities during the year ended December 31, 2023, an increase of $41.5 million from the prior year primarily driven by debt issuance costs of $65.1 million associated with the refinancing of a portion of the borrowings under our 2018 Credit Agreement in both January and August 2023 and higher deferred and contingent consideration payments, partially offset by lower net settlement of equity awards for payment of employee related taxes.

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
Interest Rate Risk
We are exposed to interest rate volatility with regard to the Term Loans and any borrowings we draw under the Revolver.

The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2023, we elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.00%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 4.00% for the 2030 Tranche-2. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. We continually assess interest rate sensitivity to estimate the impact of rising short-term interest rates on our variable rate debt. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cushman & Wakefield plc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Goodwill impairment assessment for the Asia Pacific and Americas reporting units
As discussed in Notes 2 and 6 to the consolidated financial statements, goodwill is tested for impairment at least annually. The Company will test more frequently if there are indicators of impairment or whenever business or economic circumstances change, suggesting the carrying value of goodwill may not be recoverable. When performing a quantitative impairment assessment, the Company utilizes both an income approach, specifically a discounted cash flow model, and a market approach, using market multiples obtained from quoted prices of comparable companies, to determine the fair value of its reporting units. The Company elected an annual goodwill impairment assessment date of October 1st and elected to perform a quantitative impairment test on October 1, 2023. In addition, effective July 1, 2023, the Company revised the identification of its reporting units used to evaluate goodwill for impairment from five reporting units to four reporting units. The Company no longer identifies Greater China as a separate reporting unit for purposes of assessing goodwill for impairment. In connection with the change in reporting units, the Company performed a goodwill impairment assessment of the Asia Pacific and Greater China reporting units as of July 1, 2023. As of December 31, 2023, the Company has $2,080.9 million of goodwill, of which $241.8 million related to the Asia Pacific reporting unit and $1,469.4 million related to the Americas reporting unit.
We identified the evaluation of the Company’s quantitative goodwill impairment assessment related to the Asia Pacific reporting unit as of July 1, 2023, immediately prior to revising its reporting units as described above, and the Americas reporting unit as of October 1, 2023, as a critical audit matter. Specifically, the determination of the fair values of the Asia Pacific and Americas reporting units using discounted cash flow models required management to make certain assumptions. The key assumptions included forecasted revenue growth rates, which included terminal growth rate assumptions, forecasted profitability margins and discount rates. Evaluating these key assumptions required a high degree of subjective auditor judgment and the use of professionals with specialized skills and knowledge. There was a high degree of subjective auditor judgment due to the sensitivity to variation, such that minor changes in the assumptions can cause significant changes to the estimates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the key assumptions. We evaluated the Company’s forecasted revenue growth rates by comparing them to industry and peer company forecasted revenue growth rates. We also evaluated the Company’s forecasted profitability margins by comparing them to peer company forecasted profitability margins. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
■evaluating the Company’s discount rates, by comparing them to discount rates that that were independently developed using publicly available third-party market data for comparable entities
■evaluating the Company’s forecasted terminal revenue growth rates, by comparing them to terminal revenue growth rates that were independently developed using publicly available third-party market data
■developing estimates of the fair value of the Asia Pacific and Americas reporting units using the Company’s projected cash flows and our independently developed discount rate ranges and comparing the results to the Company’s estimated fair values.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cushman & Wakefield plc:
Opinion on Internal Control Over Financial Reporting
We have audited Cushman & Wakefield plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Chicago, Illinois
February 20, 2024

Cushman & Wakefield plc
Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$767.7	$644.5
Trade and other receivables, net of allowance of $85.2 and $88.2 as of December 31, 2023 and 2022, respectively	1,468.0	1,462.4
Income tax receivable	67.1	55.4
Short-term contract assets, net	311.0	358.2
Prepaid expenses and other current assets	189.4	246.3
Total current assets	2,803.2	2,766.8
Property and equipment, net	163.8	172.6
Goodwill	2,080.9	2,065.5
Intangible assets, net	805.9	874.5
Equity method investments	708.0	677.3
Deferred tax assets	67.4	58.6
Non-current operating lease assets	339.0	358.0
Other non-current assets	805.8	976.0
Total assets	$7,774.0	$7,949.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$149.7	$49.8
Accounts payable and accrued expenses	1,157.7	1,199.0
Accrued compensation	851.4	916.5
Income tax payable	20.8	33.1
Other current liabilities	217.6	192.0
Total current liabilities	2,397.2	2,390.4
Long-term debt, net	3,096.9	3,211.7
Deferred tax liabilities	13.7	57.2
Non-current operating lease liabilities	319.6	334.6
Other non-current liabilities	268.6	293.3
Total liabilities	6,096.0	6,287.2
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 227,282,173 and 225,780,535 shares issued and outstanding as of December 31, 2023 and 2022, respectively	22.7	22.6
Additional paid-in capital	2,957.3	2,911.5
Accumulated deficit	(1,117.2)	(1,081.8)
Accumulated other comprehensive loss	(185.4)	(191.0)
Total equity attributable to the Company	1,677.4	1,661.3
Non-controlling interests	0.6	0.8
Total equity	1,678.0	1,662.1
Total liabilities and shareholders’ equity	$7,774.0	$7,949.3

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Revenue	$9,493.7	$10,105.7	$9,388.7
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	7,841.6	8,153.5	7,448.4
Operating, administrative and other	1,262.8	1,261.3	1,226.7
Depreciation and amortization	145.6	146.9	172.1
Restructuring, impairment and related charges	38.1	8.9	44.5
Total costs and expenses	9,288.1	9,570.6	8,891.7
Operating income	205.6	535.1	497.0
Interest expense, net of interest income	(281.1)	(193.1)	(179.5)
Earnings from equity method investments	58.1	85.0	21.2
Other (expense) income, net	(12.6)	(89.0)	1.2
(Loss) earnings before income taxes	(30.0)	338.0	339.9
Provision for income taxes	5.4	141.6	89.9
Net (loss) income	$(35.4)	$196.4	$250.0

Basic (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, basic	$(0.16)	$0.87	$1.12
Weighted average shares outstanding for basic (loss) earnings per share	226.9	225.4	223.0
Diluted (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, diluted	$(0.16)	$0.86	$1.10
Weighted average shares outstanding for diluted (loss) earnings per share	226.9	228.0	226.5

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2023	2022	2021
Net (loss) income	$(35.4)	$196.4	$250.0
Other comprehensive (loss) income, net of tax:
Designated hedge (losses) gains	(11.7)	132.3	74.7
Defined benefit plan actuarial (losses) gains	(1.7)	(34.2)	10.1
Foreign currency translation	19.0	(96.1)	(35.1)
Total other comprehensive income	5.6	2.0	49.7
Total comprehensive (loss) income	$(29.8)	$198.4	$299.7

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	222.0	$22.2	$2,843.4	$(1,528.2)	$(158.3)	$(69.4)	$(15.0)	$(242.7)	$1,094.7	$0.9	$1,095.6
Net income	—	—	—	250.0	—	—	—	—	250.0	—	250.0
Stock-based compensation	—	—	58.2	—	—	—	—	—	58.2	—	58.2
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.7	0.2	(5.0)	—	—	—	—	—	(4.8)	—	(4.8)
Unrealized gain on hedging instruments	—	—	—	—	33.5	—	—	33.5	33.5	—	33.5
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	41.2	—	—	41.2	41.2	—	41.2
Foreign currency translation	—	—	—	—	—	(35.1)	—	(35.1)	(35.1)	—	(35.1)
Defined benefit plans actuarial gain	—	—	—	—	—	—	10.1	10.1	10.1	—	10.1
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	196.4	—	—	—	—	196.4	—	196.4
Stock-based compensation	—	—	39.8	—	—	—	—	—	39.8	—	39.8
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.1	0.2	(24.9)	—	—	—	—	—	(24.7)	—	(24.7)
Unrealized gain on hedging instruments	—	—	—	—	116.0	—	—	116.0	116.0	—	116.0
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	16.9	—	—	16.9	16.9	—	16.9
Foreign currency translation	—	—	—	—	—	(96.1)	—	(96.1)	(96.1)	—	(96.1)
Defined benefit plan actuarial loss	—	—	—	—	—	—	(34.2)	(34.2)	(34.2)	—	(34.2)
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	—	(0.6)
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(35.4)	—	—	—	—	(35.4)	—	(35.4)
Stock-based compensation	—	—	53.6	—	—	—	—	—	53.6	—	53.6
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.5	0.1	(7.8)	—	—	—	—	—	(7.7)	—	(7.7)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	24.3	—	—	24.3	24.3	—	24.3
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(36.0)	—	—	(36.0)	(36.0)	—	(36.0)
Foreign currency translation	—	—	—	—	—	19.0	—	19.0	19.0	—	19.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.7)	(1.7)	(1.7)	—	(1.7)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(35.4)	$196.4	$250.0
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	145.6	146.9	172.1
Impairment charges	13.6	1.6	18.3
Unrealized foreign exchange loss (gain)	1.9	(4.0)	9.8
Stock-based compensation	54.1	40.3	58.2
Lease amortization	97.8	102.2	104.2
Loss on debt extinguishment	19.3	—	—
Amortization of debt issuance costs	7.5	9.6	9.4
Earnings from equity method investments, net of distributions received	(33.7)	(45.4)	(19.9)
Change in deferred taxes	(50.4)	14.6	(56.3)
Provision for loss on receivables and other assets	10.6	31.7	38.0
Loss on disposal of business	1.3	13.2	—
Unrealized loss on equity securities, net	27.8	84.2	10.4
Other operating activities, net	16.7	(3.4)	(8.9)
Changes in assets and liabilities:
Trade and other receivables	62.5	(298.9)	(212.5)
Income taxes payable	(34.1)	(96.1)	91.5
Short-term contract assets and Prepaid expenses and other current assets	72.8	(102.7)	(105.2)
Other non-current assets	(24.7)	(30.6)	(63.5)
Accounts payable and accrued expenses	(49.4)	125.1	131.1
Accrued compensation	(67.7)	(41.4)	227.1
Other current and non-current liabilities	(83.9)	(94.2)	(104.3)
Net cash provided by operating activities	152.2	49.1	549.5
Cash flows from investing activities
Payment for property and equipment	(51.0)	(50.7)	(53.8)
Acquisitions of businesses, net of cash acquired	—	(32.8)	(7.0)
Investments in equity securities and equity method joint ventures	(6.9)	(26.4)	(688.9)
Return of beneficial interest in a securitization	(330.0)	(80.0)	—
Collection on beneficial interest in a securitization	430.0	80.0	—
Other investing activities, net	6.8	(10.8)	0.2
Net cash provided by (used in) investing activities	48.9	(120.7)	(749.5)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(8.1)	(27.2)	(8.6)
Payment of deferred and contingent consideration	(14.5)	(11.0)	(23.5)
Proceeds from borrowings	2,400.0	—	—
Repayment of borrowings	(2,405.0)	(26.7)	(26.7)
Debt issuance costs	(65.1)	—	—
Payment of finance lease liabilities	(29.2)	(17.3)	(13.4)
Other financing activities, net	1.1	2.9	6.4
Net cash used in financing activities	(120.8)	(79.3)	(65.8)

Change in cash, cash equivalents and restricted cash	80.3	(150.9)	(265.8)
Cash, cash equivalents and restricted cash, beginning of the year	719.0	890.3	1,164.1
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	1.9	(20.4)	(8.0)
Cash, cash equivalents and restricted cash, end of the year	$801.2	$719.0	$890.3
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
On August 6, 2018, the Company completed an IPO of its ordinary shares in which it issued and sold 51.8 million ordinary shares at a price of $17.00 per share. On August 6 and 7, 2018, the Company completed a concurrent private placement (the “Concurrent Private Placement”) of its ordinary shares in which it sold 10.6 million shares to Vanke Service (Hong Kong) Co., Limited (“Vanke Service”) at a price of $17.00 per share. The IPO and Concurrent Private Placement resulted in net proceeds of approximately $1.0 billion after deducting offering fees and other direct incremental costs. Public trading in the Company's ordinary shares began on August 2, 2018.
As of December 31, 2023, the Company operated from nearly 400 offices in approximately 60 countries with approximately 52,000 employees. The Company’s business is focused on meeting the increasing demands of our clients through a comprehensive offering of services including (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. The Company primarily does business under the Cushman & Wakefield tradename.

Note 2: Summary of Significant Accounting Policies
a) Principles of Consolidation
The Company maintains its accounting records on the accrual basis of accounting and its Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, which include voting interest entities (“VOEs”) in which the Company has determined it has a controlling financial interest in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidations. All significant intercompany accounts and transactions have been eliminated in consolidation. When applying principles of consolidation, management will identify whether an investee entity is a variable interest entity (“VIE”) or a VOE. For VOEs, the Company consolidates the entity when it controls it through majority ownership and voting rights. The Company has determined that it does not have any material interests in VIEs. The Consolidated Financial Statements are presented in U.S. dollars (“USD”).
Entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for using the equity method. The Consolidated Financial Statements include the Company’s share of the income and expenses and equity movements of investees accounted for under the equity method, after adjustments to align the accounting policies with those of the Company, from the date that significant influence or joint control commences until the date that significant influence ceases. When the Company’s share of losses exceeds its interest in an investee, the carrying amount of that interest (including any long-term loans) is reduced to zero and the recognition of further losses is discontinued, except to the extent that the Company has an obligation to make or has made payments on behalf of the investee. For purposes of classifying distributions received from its equity method investments in the Consolidated Statements of Cash Flows, the Company has elected to use the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment and classified as cash inflows from operating activities, and those in excess of that amount are treated as returns of investment and classified as cash inflows from investing activities. Refer to Note 7: Equity Method Investments for additional information.
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
c) Revenue Recognition
Revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services, in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The Company enters into contracts and earns revenue from its (i) Property, facilities and project management, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
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
Nature of Services
Property, facilities and project management
Fees earned from the delivery of the Company’s Property, facilities and project management services are recognized over time when earned under the provisions of the related agreements and are generally based on a fixed recurring fee or a variable fee, which may be based on hours incurred, a percentage mark-up on actual costs incurred or a percentage of monthly gross receipts. The services provided are a series of distinct daily performance obligations being completed over time, and revenue is recognized at the end of each period associated with the satisfaction of a particular performance obligation. The Company may also earn additional revenue based on certain qualitative and quantitative performance measures, which can be based on certain key performance indicators. This additional revenue is recognized over time when earned as the performance obligation is satisfied and the fees are not deemed probable of significant reversal in future periods.

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
Leasing and Capital markets
The Company records commission revenue on real estate leases and sales at the point in time when the performance obligation is satisfied, which is generally upon lease execution or transaction closing. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). Under Topic 606, we accelerate the recognition of certain revenues that are based, in part, on future contingent events. For the revenues related to Leasing services, the Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The Company’s commission expense is recognized in the same period as the corresponding revenue.
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
d) Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2023, 2022 and 2021, advertising costs of $39.9 million, $41.8 million and $45.8 million, respectively, were included in Operating, administrative and other expenses in the Consolidated Statements of Operations.
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
g) Cash and Cash Equivalents
Cash and cash equivalents comprise cash balances and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates fair value. Checks issued but not presented to banks may result in book overdraft balances for accounting purposes, which are classified within short-term borrowings and the change as a component of financing cash flows. The Company also manages certain cash and cash equivalents as an agent for its property and facilities management clients. These amounts are not included in the accompanying Consolidated Balance Sheets.
h) Restricted Cash
Restricted cash of $33.5 million and $74.5 million as of December 31, 2023 and 2022, respectively, is included within Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. These balances primarily consist of legally restricted deposits related to contracts entered with others, including clients, in the normal course of business.
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
Accounts Receivable Securitization Program
In March 2017, the Company entered into a revolving trade accounts receivables securitization program, which it has amended periodically (the “A/R Securitization”). The Company records the transactions as sales of receivables, derecognizes such receivables from its Consolidated Financial Statements and records a receivable for the deferred purchase price of such receivables. Refer to Note 18: Fair Value Measurements and Note 19: Accounts Receivable Securitization for additional information about the A/R Securitization.
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
Depreciation of property and equipment is computed on a straight-line basis over the asset’s estimated useful life. Assets held under finance leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. The Company’s estimated useful lives are as follows:

Furniture and equipment	1 to 15 years
Leasehold improvements	Shorter of lease term or asset useful life, 1 to 20 years
Equipment under finance lease	Shorter of lease term or asset useful life, 1 to 10 years
Software	1 to 10 years
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
Goodwill is tested for impairment at least annually, typically in the fourth quarter. The Company will test more frequently if there are indicators of impairment or whenever business or economic circumstances change, suggesting the carrying value of goodwill may not be recoverable. The Company typically performs an impairment evaluation of goodwill to assess whether the fair value of a reporting unit (“RU”) is less than its carrying amount, by initially performing a qualitative assessment (“step zero”), and proceeds to the quantitative impairment test (“Step 1”) if it is more likely than not that the fair value of the RU is less than its carrying amount. The Company may elect to skip the qualitative assessment and proceed directly to performing Step 1. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the estimated fair value of a RU exceeds its carrying value, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company elected an annual goodwill impairment assessment date of October 1 and elected to perform a quantitative impairment test on October 1, 2023. Refer to Note 6: Goodwill and Other Intangible Assets for additional discussion of the 2023 goodwill impairment assessment.
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
l) Accrued Claims and Contingencies
The Company is subject to various claims and contingencies related to lawsuits. A liability is recorded for claims or other contingencies when the risk of loss is probable and estimable. The required reserves may change due to new developments in each period. Legal fees are expensed as incurred.
The Company self-insures for various risks, including workers’ compensation, general liability and medical in some jurisdictions. A liability is recorded for the Company’s obligations for both reported and incurred but not reported (“IBNR”) insurance claims through assessments based on prior claims history. In addition, in the U.S., U.K. and Australia, the Company is self-insured against errors and omissions (“E&O”) claims through a primary insurance layer provided by its 100%-owned, consolidated, captive insurance subsidiary, Nottingham Indemnity, Inc., and an excess layer provided through a third-party insurance carrier. Refer to Note 16: Commitments and Contingencies for additional information.

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
Foreign currency gains or losses are recognized in the Consolidated Statements of Operations, except for differences arising on the retranslation of a financial liability designated as a hedge of the net investment in a foreign operation, or qualifying cash flow hedges, which are recognized in Other comprehensive income (loss) and accumulated within equity. For the years ended December 31, 2023, 2022 and 2021, foreign currency transactions resulted in a loss of $12.5 million, a loss of $4.5 million, and a gain of $0.6 million, respectively, which were recognized within Costs of services and Operating, administrative, and other expenses in the Consolidated Statements of Operations.
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

Lease expense for operating leases is recognized on a straight-line basis over the lease term in Operating, administrative and other in the Consolidated Statements of Operations. Operating lease assets are included in Non-current operating lease assets, and operating lease liabilities are included in Other current liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance lease assets are included in Property and Equipment, net and finance lease liabilities are included in Short-term borrowings and current portion of long-term debt and Long-term debt, net in the Consolidated Balance Sheets, respectively.
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
p) Share-based Payments
The Company grants stock options and restricted stock awards to employees and directors under the Amended and Restated 2018 Omnibus Management Share and Cash Incentive Plan and the Amended and Restated 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan (collectively, the “2018 Omnibus Plans”). For time-based awards, the grant date fair value is recognized as compensation expense using the straight-line vesting method over the vesting period, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. For performance-based awards, the grant date fair value is recognized as compensation expense as the awards vest based on the achievement of performance and market conditions, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. Refer to Note 13: Stock-Based Compensation for additional information on the Company’s stock-based compensation plans.
q) Investments
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
r) Recently Issued Accounting Pronouncements
The following accounting pronouncements have been recently issued or adopted by the Company:
Reference Rate Reform
In March 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts, and ASU 2021-01 and ASU 2022-06 amended the scope and deferred the sunset date of ASU 2020-04, respectively. During the second quarter of 2023, the Company elected the optional expedient for modifications of debt contracts, which did not have a significant impact on our financial statements and related disclosures. Refer to Note 10: Long-Term Debt and Other Borrowings for additional information.

Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, which requires that an acquirer in a business combination recognize and measure contract assets and liabilities acquired in accordance with Topic 606 as if the acquirer had originated the contracts. The Company early adopted the ASU effective January 1, 2022, with no impact to our financial statements and related disclosures.
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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires certain disclosures when companies have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. A company that has received government assistance must provide disclosures related to the nature of the transaction, accounting policies used to account for the transaction, and the amounts and line items on the financial statements that are affected by the transaction. The Company prospectively adopted the ASU effective January 1, 2022, with no impact to our financial statements and related disclosures.
Fair Value Measurement
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a company should not consider contractual restrictions on the sale of equity securities in measuring fair value. This ASU clarifies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), on the fair value measurement of equity securities that are subject to a contractual sale restriction and requires specific disclosures related to such equity securities. The Company early adopted this ASU effective July 1, 2022, with no impact to our financial statements and related disclosures.
SEC Staff Bulletins and Releases
In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. In August 2023, the FASB issued ASU 2023-04 to amend additional SEC paragraphs in the ASC to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 121. The ASUs do not provide any new guidance, so there is no transition or effective date associated with them and, therefore, the Company adopted the ASUs with no impact to our financial statements and related disclosures.
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

Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to amend reportable segment disclosure requirements. The ASU requires interim and annual disclosures about significant segment expenses that are regularly provided to an entity’s chief operating decision maker or those charged with assessing segment performance and allocating resources. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amended disclosure requirements are to be applied retrospectively. The Company is currently evaluating the impact that the ASU will have on our financial statement disclosures and the timing of adoption. This ASU will result in expanded disclosures related to each reportable segment but will have no impact to our Consolidated Financial Statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to amend certain disclosure and presentation requirements. The ASU requires entities to disclose disaggregated information within its effective tax rate reconciliation as well as additional information related to income taxes paid, such as amount paid disaggregated by jurisdiction, among other disclosures. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amended disclosure and presentation requirements are to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact that the ASU will have on our financial statement disclosures and the method and timing of adoption. This ASU will impact our income tax disclosures but not our Consolidated Financial Statements.

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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss on investments, net, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
Summarized financial information by segment is as follows (in millions):

	Year Ended December 31,			% Change
	2023	2022	2021	2023 v 2022	2022 v 2021
Total revenue
Americas	$7,129.0	$7,751.0	$7,015.3	(8)%	10%
EMEA	973.7	1,030.1	1,113.1	(5)%	(7)%
APAC	1,391.0	1,324.6	1,260.3	5%	5%
Total revenue	$9,493.7	$10,105.7	$9,388.7	(6)%	8%

Adjusted EBITDA
Americas	$429.6	$715.5	$647.0	(40)%	11%
EMEA	77.4	106.0	117.9	(27)%	(10)%
APAC	63.1	77.3	121.5	(18)%	(36)%

Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA - Americas	$429.6	$715.5	$647.0
Adjusted EBITDA - EMEA	77.4	106.0	117.9
Adjusted EBITDA - APAC	63.1	77.3	121.5
Add/(less):
Depreciation and amortization	(145.6)	(146.9)	(172.1)
Interest expense, net of interest income	(281.1)	(193.1)	(179.5)
Provision for income taxes	(5.4)	(141.6)	(89.9)
Unrealized loss on investments, net	(27.8)	(84.2)	(10.4)
Integration and other costs related to merger	(11.2)	(14.0)	(32.4)
Pre-IPO stock-based compensation	—	(3.1)	(5.4)
Acquisition related costs and efficiency initiatives	(14.2)	(93.8)	(140.4)
Cost savings initiatives	(55.6)	—	—
CEO transition costs	(8.3)	—	—
Servicing liability fees and amortization	(11.7)	(7.9)	(1.3)
Legal and compliance matters	(23.0)	—	—
Other	(21.6)	(17.8)	(5.0)
Net (loss) income	$(35.4)	$196.4	$250.0
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$6,810.7	$7,447.4	$6,771.0
Australia	472.5	447.8	452.8
United Kingdom	369.4	365.3	420.6
All other countries	1,841.1	1,845.2	1,744.3
Total	$9,493.7	$10,105.7	$9,388.7

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the year ended December 31, 2023, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS for the year ended December 31, 2023. Approximately 0.8 million of potentially dilutive shares for the year ended December 31, 2023 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

The following is a calculation of EPS (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic EPS
Net (loss) income	$(35.4)	$196.4	$250.0
Weighted average shares outstanding for basic (loss) earnings per share	226.9	225.4	223.0
Basic (loss) earnings per share attributable to common shareholders	$(0.16)	$0.87	$1.12
Diluted EPS
Net (loss) income	$(35.4)	$196.4	$250.0
Weighted average shares outstanding for basic (loss) earnings per share	226.9	225.4	223.0
Dilutive effect of restricted stock units	—	2.0	2.5
Dilutive effect of stock options	—	0.6	1.0
Weighted average shares outstanding for diluted (loss) earnings per share	226.9	228.0	226.5
Diluted (loss) earnings per share attributable to common shareholders	$(0.16)	$0.86	$1.10

Note 5: Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Year Ended December 31, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$4,973.2	$484.0	$1,046.9	$6,504.1
Leasing	At a point in time	1,445.3	230.0	176.3	1,851.6
Capital markets	At a point in time	558.9	83.5	55.2	697.6
Valuation and other	At a point in time or over time	151.6	176.2	112.6	440.4
Total revenue		$7,129.0	$973.7	$1,391.0	$9,493.7

		Year Ended December 31, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$4,868.7	$473.2	$966.2	$6,308.1
Leasing	At a point in time	1,690.9	235.1	180.1	2,106.1
Capital markets	At a point in time	990.5	142.2	58.6	1,191.3
Valuation and other	At a point in time or over time	200.9	179.6	119.7	500.2
Total revenue		$7,751.0	$1,030.1	$1,324.6	$10,105.7

		Year Ended December 31, 2021
	Revenue recognition timing	Americas	EMEA	APAC	Total
Property, facilities and project management	Over time	$4,298.1	$503.4	$858.0	$5,659.5
Leasing	At a point in time	1,408.5	247.7	204.1	1,860.3
Capital markets	At a point in time	1,114.2	168.9	70.5	1,353.6
Valuation and other	At a point in time or over time	194.5	193.1	127.7	515.3
Total revenue		$7,015.3	$1,113.1	$1,260.3	$9,388.7
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

The following table provides information on contract assets and contract liabilities from contracts with customers included in the Consolidated Balance Sheets (in millions):

	As of December 31,
	2023	2022
Short-term contract assets	$352.7	$397.3
Contract asset allowances	(41.7)	(39.1)
Short-term contract assets, net	311.0	358.2

Non-current contract assets	81.1	89.7
Contract asset allowances	(2.2)	(2.2)
Non-current contract assets, net included in Other non-current assets	78.9	87.5

Total contract assets, net	$389.9	$445.7

Contract liabilities included in Accounts payable and accrued expenses	$57.0	$68.7
The amount of revenue recognized during the year ended December 31, 2023 that was included in the contract liabilities balance at the beginning of the period was $50.6 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
Exemptions
The Company incurs incremental costs to obtain new contracts across certain of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts in accordance with Topic 606.
Remaining performance obligations represent the aggregate transaction prices for contracts where the performance obligations have not yet been satisfied. In accordance with Topic 606, the Company does not disclose unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration for services performed as a series of daily performance obligations, such as those performed within the Property, facilities and project management service line. Performance obligations within these businesses represent a significant portion of the Company’s contracts with customers not expected to be completed within 12 months.

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2021	$1,511.2	$317.2	$253.5	$2,081.9
Acquisitions	6.3	15.0	6.1	27.4
Measurement period adjustments	3.5	1.7	—	5.2
Effect of movements in exchange rates and other	(4.2)	(28.0)	(16.8)	(49.0)
Balance as of December 31, 2022	$1,516.8	$305.9	$242.8	$2,065.5
Dispositions	—	(0.7)	(1.6)	(2.3)
Effect of movements in exchange rates and other	1.5	15.6	0.6	17.7
Balance as of December 31, 2023	$1,518.3	$320.8	$241.8	$2,080.9
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified immaterial measurement period adjustments during the year ended December 31, 2023 and adjusted the provisional goodwill amounts recognized.
Effective July 1, 2023, the Company revised the identification of our reporting units used to evaluate goodwill for impairment from five reporting units to four reporting units. Previously, the Americas and C&W Services reporting units comprised the Americas segment, the EMEA reporting unit comprised the EMEA segment, and the APAC and Greater China reporting units comprised the APAC segment. The Company no longer identifies Greater China as a separate reporting unit for purposes of assessing goodwill for impairment, as a result of changes in management and reporting structures, including a change in our Chief Executive Officer in July 2023, and due to similarities in economic characteristics. Effective July 1, 2023, the Company’s reporting units consist of Americas, C&W Services, EMEA and APAC (including Greater China).
We considered the change to our reporting units a triggering event for the impacted reporting units which required the testing of goodwill for impairment as of July 1, 2023. Our quantitative analysis indicated that no impairment existed as the estimated fair value of each impacted reporting unit exceeded its respective carrying value. For the year ended December 31, 2023, the Company also performed a quantitative analysis for the annual impairment assessment of goodwill as of October 1, 2023. In performing Step 1 of the goodwill impairment analysis over its four reporting units as of both July 1, 2023 and October 1, 2023, the Company relied on both an income approach, using a discounted cash flow (“DCF”) model, and market approach, using market multiples obtained from quoted prices of comparable companies, to determine the estimated fair value of each reporting unit. The DCF analyses incorporated significant judgments related to the selection of certain assumptions used to present value the estimated future cash flows, specifically, the discount rate, forecasted revenue growth rates, and forecasted profitability margins.
For the years ended December 31, 2023, 2022 and 2021, the annual impairment assessment of goodwill has been completed resulting in no impairment charges, as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of December 31, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,375.2	(1,115.7)	259.5
Other intangible assets	5	15.3	(14.9)	0.4
Total intangible assets		$1,936.5	$(1,130.6)	$805.9

		As of December 31, 2022
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	1 - 15	1,372.0	(1,045.7)	326.3
Other intangible assets	5 - 7	16.8	(14.6)	2.2
Total intangible assets		$1,934.8	$(1,060.3)	$874.5
Amortization expense was $64.2 million, $64.1 million and $66.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated annual future amortization expense for each of the years ending December 31, 2024 through December 31, 2028 is $49.8 million, $46.5 million, $42.9 million, $33.0 million and $21.8 million, respectively.
No material impairments of intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021.

Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Vanke JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Vanke JV and recognized royalty fee income of $8.5 million, $7.3 million, and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of December 31,
	2023	2022
Greystone JV	$574.9	$550.8
Vanke JV	122.7	116.3
Other investments	10.4	10.2
Total Equity method investments	$708.0	$677.3
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Greystone JV	$43.7	$72.9	$6.4
Vanke JV	9.7	4.7	10.8
Other investments	4.7	7.4	4.0
Total Earnings from equity method investments	$58.1	$85.0	$21.2
During the years ended December 31, 2023, 2022 and 2021 the Company received distributions from equity method investments of $24.4 million, $39.6 million and $2.1 million, respectively.
The following tables summarize the combined financial information for our equity method investments, based on the most recent and sufficiently timely financial information available to the Company as of the respective reporting dates and periods. Certain equity method investments for which results are not available on a timely basis are reported on a lag. Such aggregated summarized financial data does not represent the Company’s proportionate share of the equity method investment assets or earnings.

	As of December 31,
(in millions)	2023	2022
Cash and cash equivalents	$270.2	$315.5
Accounts receivable	307.2	236.5
Mortgage loans held for sale	560.1	434.7
Mortgage servicing rights	835.0	770.2
Total assets	$2,537.9	$2,393.0

Accounts payable and accrued expenses	$502.7	$501.5
Mortgage indebtedness	892.9	816.3
Total liabilities	$1,723.0	$1,647.7

Non-controlling interest	$9.9	$8.7

	Year Ended December 31,
(in millions)	2023	2022	2021
Gross revenues	$1,664.6	$1,608.5	$966.2
Gross profit	320.1	374.2	133.0
Net income	158.1	231.9	63.4
Net income attributable to the entity	157.8	231.9	63.1
The Company did not record any other-than-temporary impairment charges on equity method investments during the periods presented.

Note 8: Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2023	2022
Software	$194.5	$193.2
Leasehold improvements	256.0	243.7
Plant and equipment	121.0	118.7
Equipment under finance lease	134.5	99.8
Software under development	10.0	10.4
Construction in progress	12.7	11.9
	728.7	677.7
Less: Accumulated depreciation	(564.9)	(505.1)
Total property and equipment, net	$163.8	$172.6
Depreciation and amortization expense associated with property and equipment was $81.4 million, $82.8 million, and $105.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
As of December 31, 2023, the Company’s active interest rate hedging instruments consisted of nine interest rate swap agreements designated as cash flow hedges. The Company’s hedge instrument balances as of December 31, 2023 related solely to these interest rate swaps and are further described below.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2023 and 2022, there were $34.5 million and $48.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 10: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $31.8 million will be reclassified to Interest expense, net of interest income in the Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized losses of $7.9 million, offset by unrealized gains of $0.7 million during the year ended December 31, 2023. The Company recognized realized losses of $6.5 million, offset by unrealized gains of $0.2 million during the year ended December 31, 2022. The Company recognized realized gains of $10.6 million, offset by unrealized losses of $1.6 million during the year ended December 31, 2021.
As of December 31, 2023 and 2022, the Company had 27 and 25 foreign currency exchange forward contracts outstanding covering a notional amount of $1.3 billion and $886.6 million, respectively. As of December 31, 2023 and 2022, the Company had not posted, and does not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of December 31, 2023 and 2022 (in millions):

		December 31, 2023		December 31, 2022
	December 31, 2023	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$4.3	$6.7	$—	$10.7
Non-designated:
Foreign currency forward contracts	$1,329.1	$1.0	$0.7	$2.8	$3.0
The fair value of interest rate swaps is included within Other non-current assets and Other non-current liabilities, respectively, in the Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the Consolidated Balance Sheets. The Company does not net derivatives in the Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as cash flow hedges in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(2)	Ending Accumulated Other Comprehensive (Gain) Loss
Year Ended December 31, 2023
Interest rate cash flow hedges	$(48.7)	$(24.3)	$36.0	$(37.0)

Year Ended December 31, 2022
Interest rate cash flow hedges	$84.2	$(116.0)	$(16.9)	$(48.7)

Year Ended December 31, 2021
Interest rate cash flow hedges	$158.9	$(33.5)	$(41.2)	$84.2
(1) Amount is net of related deferred tax benefit of $2.5 million, $0.0 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Amount is net of related income tax expense of $0.0 million, $0.0 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Gains of $36.0 million and losses of $16.9 million and $39.4 million were reclassified into earnings during the years ended December 31, 2023, 2022 and 2021, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Consolidated Statements of Operations.

Note 10: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of December 31,
	2023	2022
Collateralized:
Term Loan, due August 2025, net of unamortized discount and financing costs of $0.0 million and $19.1 million, respectively	$192.9	$2,573.9
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $10.7 million	984.3	—
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $19.5 million	980.5	—
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $6.3 million and $7.8 million, respectively	643.7	642.2
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $6.7 million	393.3	—
Finance lease liabilities	45.9	39.6
Notes payable to former stockholders	—	0.2
Total	3,240.6	3,255.9
Less: current portion of long-term debt	(143.7)	(44.2)
Total Long-term debt, net	$3,096.9	$3,211.7
2018 Credit Agreement
On August 21, 2018, the Company entered into an initial $3.5 billion credit agreement (as amended, the “2018 Credit Agreement”), comprised of an initial $2.7 billion senior secured term loan (the “Initial Term Loan”) and an initial $810.0 million revolving credit facility (the “Revolver”).
Term Loans
Net proceeds from the Initial Term Loan were $2.7 billion ($2.7 billion initial aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs).
On January 20, 2020, the Company refinanced the Initial Term Loan under materially the same terms, incurring an additional $11.1 million in debt transaction costs.
On January 31, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the $2.6 billion aggregate principal amount outstanding under the Initial Term Loan to January 31, 2030 (the “2030 Tranche-1”), incurring an additional $15.3 million in debt transaction costs which will be capitalized and amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $16.9 million within Interest expense, net of interest income, consisting of $8.7 million in unamortized deferred financing costs and $8.2 million in certain new transaction costs paid to creditors. The Company also recognized $4.7 million of new transaction costs directly in Interest expense in the first quarter of 2023. At the time of this amendment, the August 21, 2025 maturity date of the then remaining $1.6 billion principal balance outstanding under the Initial Term Loan was not changed.
On June 21, 2023, the Company amended the 2018 Credit Agreement, effective June 28, 2023, to replace the LIBOR rate applicable to borrowings under the Initial Term Loan with Term SOFR plus an applicable credit spread adjustment. As there were no other material changes to the terms and conditions of the 2018 Credit Agreement, the Company leveraged certain optional expedients for contract modifications related to reference rate reform provided in ASU 2020-04, ASU 2021-01 and ASU 2022-06.
On August 24, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the then-remaining $1.6 billion aggregate principal amount outstanding under the Initial Term Loan to January 31, 2030 (the “2030 Tranche-2”), incurring an additional $20.4 million in debt transaction costs which will be capitalized and amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $23.6 million within Interest expense, net of interest income, consisting of $10.6 million in unamortized deferred financing costs and $13.0 million in certain new transaction costs paid to creditors. The Company also recognized $2.5 million of transaction costs directly in Interest expense in the third quarter of 2023. Upon execution of this amendment, along with the repayment of principal outstanding thereunder using proceeds from the offering of $400.0 million in senior secured notes (discussed below), the Initial Term Loan had a remaining aggregate principal balance outstanding of $192.9 million and a maturity date of August 21, 2025. We refer to this

$192.9 million remaining aggregate principal balance as the “2025 Tranche” and we refer to the 2025 Tranche, the 2030 Tranche-1 and the 2030 Tranche-2 collectively as the “Term Loans”.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2023, the Company elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 4.00% for the 2030 Tranche-2. As of December 31, 2023, the effective interest rates were 8.23%, 8.94% and 9.78% for the 2025 Tranche, the 2030 Tranche-1, and the 2030 Tranche-2, respectively.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1, including any incremental borrowings, which commenced in September 2023. Commencing in March 2024, the 2018 Credit Agreement will require quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-2, including any incremental borrowings. All required principal payments under the 2025 Tranche have been satisfied until maturity.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of December 31, 2023 and 2022.
The Revolver includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of December 31, 2023 and 2022, the Company had issued letters of credit with an aggregate face value of $15.7 million and $29.7 million, respectively. These letters of credit were issued in the normal course of business.
The Revolver is also subject to a commitment fee. The commitment fee varies based on the Company’s Net Leverage Ratio (as defined in the 2018 Credit Agreement). The Company was charged $3.8 million, $2.8 million, and $3.6 million of commitment fees during the years ended December 31, 2023, 2022 and 2021, respectively.
Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of December 31, 2023.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. In addition, the Company recognized a loss on debt extinguishment of $1.4 million and directly expensed transaction costs of $1.5 million within Interest expense, net of interest income in the third quarter of 2023 related to this issuance. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 8.80% as of December 31, 2023.

Financial Covenant and Related Terms
The 2018 Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding borrowings under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio (as defined in the 2018 Credit Agreement) may not exceed 5.00 to 1.00. In addition, the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes impose certain operating and financial restrictions on the Company, and in the event of certain defaults, all of the Company’s outstanding borrowings under the 2018 Credit Agreement, the 2028 Notes and the 2031 Notes, together with accrued interest and other fees, could become immediately due and payable.
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of December 31, 2023 and December 31, 2022.

Note 11: Employee Benefits
Defined contribution plans
The Company offers a variety of defined contribution plans across the world, in the U.S. benefit plans are pursuant to Section 401(k) of the Internal Revenue Code. For certain plans, the Company, at its discretion, can match eligible employee contributions of up to 100% of amounts contributed up to 3% of an individual’s annual compensation and subject to limitation under federal law. Beginning January 1, 2024, the Company will match eligible employee contributions up to 4% of an individual’s annual compensation. Additionally, the Company sponsors a number of defined contribution plans pursuant to the requirements of certain countries in which it has operations.
Contributions to defined contribution plans are charged as an expense as the contributions are paid or become payable and are reflected in Costs of services and Operating, administrative and other in the Consolidated Statements of Operations.
Defined contribution plan expense was $47.8 million, $37.3 million and $34.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Defined benefit plans
The Company offers defined benefit plans in certain jurisdictions. In the U.K., the Company provides two defined benefit plans to certain employees and former employees based on final pensionable salary, both of which are overfunded and closed to new members. Also in the U.K., the Company provides a defined benefit plan to former employees or their surviving spouses which is underfunded and closed to new members.
The net asset for the U.K. defined benefit plans is presented within Other non-current assets and is comprised of the following (in millions):

	As of December 31,
	2023	2022
Present value of benefit obligations	$(142.3)	$(135.6)
Fair value of defined benefit plan assets	144.8	138.4
Net asset	$2.5	$2.8
During 2022, the Company completed a buy-in transaction for two of the defined benefit plans in the U.K., whereas the trustees of the plans purchased a bulk annuity insurance policy, under which the insurer is committed to pay the plan cash flows intended to match the benefit payments. These new insurance policies are held as assets of each plan, respectively. Under the buy-in arrangement, the benefit obligation was not transferred to the insurer. Rather, the Company retains full responsibility for paying the members’ benefits.
There are no employer contributions expected to be paid for the year ending December 31, 2024 for the U.K. defined benefit plans.

Changes in the net asset/liability for the U.K. defined benefit plans were as follows (in millions):

	As of December 31,
	2023	2022
Change in pension benefit obligations:
Balance at beginning of year	$(135.6)	$(215.3)
Service cost	(0.2)	(0.5)
Interest cost	(5.7)	(3.4)
Actuarial (losses) gains	(1.1)	51.8
Benefits paid	7.8	7.0
Foreign exchange movement	(7.5)	24.8
Balance at end of year	$(142.3)	$(135.6)

Change in pension plan assets:
Balance at beginning of year	$138.4	$248.9
Actual return on plan assets	6.4	(79.4)
Employer contributions	—	5.2
Benefits paid	(7.8)	(7.0)
Foreign exchange movement	7.8	(29.3)
Balance at end of year	$144.8	$138.4

Net asset balance at end of year	$2.5	$2.8
Total amounts recognized in the Consolidated Statements of Operations for the U.K. defined benefit plans were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Service and other cost	$(0.2)	$(0.5)	$(0.4)
Interest cost	(5.7)	(3.4)	(2.9)
Expected return on assets	5.7	3.3	5.7
Settlement loss	—	—	(0.4)
Amortization of net loss	(0.8)	(0.1)	(0.2)
Net periodic pension (cost) benefit	$(1.0)	$(0.7)	$1.8
Total amounts recognized in Accumulated other comprehensive loss for the U.K. defined benefit plans were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cumulative actuarial (losses) gains at beginning of year	$(28.1)	$2.9	$(5.5)
Actuarial (losses) gains recognized during the period, net of tax(1)	(0.4)	(30.9)	8.0
Amortization of net loss	0.8	0.1	0.2
Foreign exchange movement	(2.1)	(0.2)	0.2
Cumulative actuarial (losses) gains at end of year	$(29.8)	$(28.1)	$2.9
(1) Actuarial (losses) gains recognized are reported net of tax expense of $0.0 million, $0.0 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The discount rate is determined using a cash flow matching method and a yield curve which is based on AA corporate bonds with extrapolation beyond 30 years in line with a gilt yield curve.

	Year Ended December 31,
Principal actuarial assumptions	2023	2022	2021
Discount rate	4.1%	4.2%	1.5%

The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. A lower discount rate would increase the present value of the benefit obligation. Other changes in actuarial assumptions, such as plan participants’ life expectancy or expected return on plan assets, can also have an impact on the net benefit obligation.
The investment strategies are set by the independent trustees of the plans and are established to achieve a reasonable balance between risk and return and to cover administrative expenses, as well as to maintain funds at a level to meet any applicable minimum funding requirements. As of December 31, 2023 and 2022, the primary assets of the plans were bulk annuity insurance policies. The weighted average plan asset allocations as of December 31, 2023 and 2022 by asset category for the U.K. defined benefit plans were as follows:

Major categories of plan assets:	2023	2022
Bulk annuity insurance policy	97%	97%
Cash and other instruments	3%	3%
Total	100%	100%
Plan assets of $3.8 million and $4.2 million as of December 31, 2023 and 2022, respectively, were held within instruments whose fair values can be readily determinable through observable, quoted prices in active markets (Level 1), and these assets consist primarily of cash.
In addition, plan assets of $141.0 million and $134.2 million as of December 31, 2023 and 2022, respectively, were held within instruments with unobservable inputs (Level 3), representing the bulk annuity insurance policies.
As of December 31, 2023 and 2022, there were no plan assets held within instruments whose fair values can be readily determinable, but do not have regular active market pricing (Level 2).
Expected future benefit payments for the U.K. defined benefit pension plans are as follows (in millions):

Payment
2024	$8.6
2025	8.3
2026	8.3
2027	8.7
2028	8.7
From 2029 to 2033	42.7

Note 12: Income Taxes
The significant components of (loss) earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$(116.8)	$306.0	$228.6
Other countries	86.8	32.0	111.3
(Loss) earnings before income taxes	$(30.0)	$338.0	$339.9

	Year Ended December 31,
	2023	2022	2021
United States federal:
Current	$10.5	$45.7	$62.7
Deferred	(44.0)	4.7	(21.7)
Total United States federal income taxes	(33.5)	50.4	41.0
United States state and local:
Current	7.5	27.5	31.0
Deferred	(5.9)	1.7	(26.6)
Total United States state and local income taxes	1.6	29.2	4.4
All other countries:
Current	39.8	54.2	53.2
Deferred	(2.5)	7.8	(8.7)
Total all other countries income taxes	37.3	62.0	44.5
Total provision for income taxes	$5.4	$141.6	$89.9
Differences between income tax expense reported for financial reporting purposes and tax expense computed based upon the application of the United States federal tax rate to the reported (loss) earnings before income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Reconciliation of effective tax rate
(Loss) earnings before income taxes	$(30.0)	$338.0	$339.9
Taxes at the statutory rate	(6.3)	70.9	71.4
Adjusted for:
State taxes, net of the federal benefit	0.2	23.4	(1.5)
Other permanent nondeductible items	13.4	12.7	20.4
Foreign tax rate differential	(2.6)	3.5	(0.3)
Change in valuation allowance	9.4	11.0	20.2
Impact of repatriation	(0.2)	(3.7)	—
Uncertain tax positions	(13.1)	2.2	2.2
Deferred tax inventory adjustment	6.5	7.1	(1.4)
Tax credits	(3.5)	(1.4)	(6.8)
Other, net	1.6	15.9	(14.3)
Provision for income taxes	$5.4	$141.6	$89.9
The Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting. The OECD recently announced a consensus around further changes in traditional international tax principles to address, among other things, the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On July 11, 2023, following the Pillar 2 directive, the UK enacted legislation to transpose the Pillar 2 directive into domestic law for years beginning after December 31, 2023. The EU and other countries are taking similar actions to propose and implement Pillar 2 legislation, pursuant to the directive. As a company organized in England and Wales, we are evaluating developments to determine whether Pillar 2 will materially impact our financial position but do not currently believe these rules will have a material impact on our taxes in the near future.

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2023	2022
Deferred tax assets
Liabilities	$171.9	$152.2
Property, plant and equipment	0.7	13.9
Deferred expenditures	107.3	53.2
Employee benefits	104.2	129.7
Tax losses / credits	199.2	189.2
Intangible assets	14.9	15.4
Income recognition	13.8	13.5
Deferred tax assets	612.0	567.1
Less: valuation allowance	(222.0)	(204.8)
Net deferred tax assets	$390.0	$362.3

Deferred tax liabilities
Intangible assets	(254.5)	(271.0)
Income recognition	—	—
Right-of-use asset	(73.9)	(76.9)
Other	(7.9)	(13.0)
Total deferred tax liabilities	$(336.3)	$(360.9)
Net deferred tax assets	$53.7	$1.4
The Company had total valuation allowances of $222.0 million and $204.8 million as of December 31, 2023 and 2022, respectively, as it was determined that it was more likely than not that certain deferred tax assets may not be realized. These valuation allowances relate to tax loss carryforwards, other tax attributes and temporary differences that are available to reduce future tax liabilities in jurisdictions including but not limited to the U.K., Australia, the U.S., Germany, Poland, Brazil and France.
The total amount of gross unrecognized tax benefits was $19.6 million and $28.6 million as of December 31, 2023 and 2022, respectively. It is reasonably possible that unrecognized tax benefits would not change during the next twelve months. Accrued interest and penalties related to uncertain tax positions are included in the tax provision. The Company accrued interest and penalties of $8.3 million and $11.9 million as of December 31, 2023 and 2022, respectively, net of federal and state income tax benefits as applicable. The provision for income taxes includes a reversal of previously accrued interest and penalties of $3.5 million in 2023, and expense for interest and penalties of $1.2 million and $0.9 million in 2022 and 2021, respectively, net of federal and state income tax benefits as applicable.
Changes in the Company’s unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning of year	$28.6	$27.2	$32.4
Increases from prior period tax positions	3.3	—	—
Decreases from prior period tax positions	(1.7)	—	—
Decreases from statute of limitation expirations	(10.7)	(5.5)	(3.1)
Increases from current period tax positions	0.1	6.9	4.5
Decreases relating to settlements with taxing authorities	—	—	(6.6)
End of year	$19.6	$28.6	$27.2
The Company is subject to income taxation in various U.S. states and foreign jurisdictions. Generally, the Company’s open tax years include those from 2008 to the present, although audits by taxing authorities for more recent years have been completed or are in process in several jurisdictions. As of December 31, 2023, the Company is under examination by taxing authorities in the U.S., Germany, Netherlands, Australia, Canada, India, Philippines, Vietnam and Thailand.

As of December 31, 2023 and 2022, the Company has accumulated $11.6 billion and $10.4 billion of undistributed earnings, respectively. As of December 31, 2023 and 2022, the Company has a deferred tax liability of $12.1 million and $12.3 million respectively recorded for repatriation of earnings not deemed to be indefinitely reinvested. The deferred tax liability relates to income taxes and withholding taxes on potential future distributions of cash balances in excess of working capital requirements. We believe our policy of reinvesting earnings of foreign subsidiaries does not materially impact our liquidity.
As of December 31, 2023 and 2022, the Company had available operating loss carryforwards of $185.9 million and $176.0 million, respectively, and foreign tax credit carryforwards of $13.1 million and $12.9 million, respectively. Both the operating loss carryforwards and the foreign tax credit carryforwards will begin to expire in 2024. The Company also had U.S. interest expense disallowance carryforwards of $99.7 million and $38.0 million as of December 31, 2023 and 2022, respectively, which have an indefinite carryforward.
The change in deferred tax balances for operating loss carryovers from 2022 to 2023 includes increases from current year losses and decreases from current year utilization. The jurisdictional location of the operating loss carryforward is as follows:

	As of December 31, 2023	Range of expiration dates
United States	$26.8	2024 - Indefinite
All other countries	159.1	2024 - Indefinite
Total	$185.9
Valuation allowances have been provided regarding the tax benefit of certain tax loss carryforwards, other attributes and temporary differences, for which it has been concluded that it is more likely than not that the deferred tax asset will not be realized. Management assesses the positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss or income incurred over a three-year period ended December 31, 2023.
In 2023, the valuation allowances were reduced on various jurisdictions’ net operating losses and deferred tax assets due to the utilization or expiration of those losses and a change in the three-year cumulative income testing, including but not limited to the U.K. However, the Company increased historical valuation allowances for other jurisdictions due to continued losses and additional deferred tax assets including but not limited to Germany and Australia. Based on these considerations, the Company’s net valuation allowance increased in 2023 by $17.2 million.

Note 13: Stock-Based Compensation
The Company issues individual grants of share-based compensation awards, subject to board approval, for purposes of recruiting and as part of its overall compensation strategy. During the periods presented, the Company granted Restricted Stock Units (“RSUs”) under the 2018 Omnibus Plans, which are further described below.
Restricted Stock Units
Time-Based and Performance-Based RSUs
The Company may award certain individuals with RSUs. Time-based RSUs (“TBRSUs”) contain only a service condition, and the related compensation cost is recognized over the requisite service period of either three years or four years using the straight-line vesting method. The Company has determined the fair value of TBRSUs as the fair value of an ordinary share on the grant date. For any shares granted to non-employees, the expense is adjusted for any changes in fair value at the end of each reporting period.
In the first quarter of 2023, 2022 and 2021, the Company granted 2.7 million, 1.6 million and 2.7 million TBRSUs, respectively, to a select group of management and employees. Throughout the remainder of 2023, 2022 and 2021, an additional 0.5 million, 0.1 million and 0.1 million TBRSUs, respectively, were granted. The compensation cost for these grants will be recognized over a requisite service period of 3 years.
As of December 31, 2023, the Company does not have any material outstanding share awards that are liability classified.
Performance-based RSUs (“PBRSUs”) contain certain performance and market conditions, as defined in the award agreements, and vest upon the satisfaction of such performance targets during the defined performance periods.

In 2023, 2022 and 2021, the Company granted 0.5 million, 0.7 million and 1.0 million PBRSUs, respectively, to a select group of management and employees. Of the 2023 PBRSU grants, 50% vest based upon the satisfaction of certain Strategic Cost Efficiency (“SCE”) goals and 50% vest based upon the satisfaction of certain Adjusted Free Cash Flow goals, both with a relative Total Shareholder Return (“TSR”) modifier. Of the 2022 PBRSU grants, 50% vest based upon the satisfaction of certain Adjusted EBITDA margin performance goals and 50% vest based upon the satisfaction of certain Adjusted EBITDA growth goals, both with a relative TSR modifier. Of the 2021 PBRSU grants, 75% vest based upon the satisfaction of certain SCE goals and 25% vest based upon the satisfaction of certain Adjusted EBITDA margin accretion goals.
As the 2021 PBRSUs contain performance conditions, the fair value of these awards was equal to the fair value of an ordinary share on the grant date. The Company considered the achievement of the SCE and margin accretion performance conditions to be probable and therefore began recognizing expense for such awards as of the grant date.
As the 2023 and 2022 PBRSUs contain both performance conditions and market conditions (due to the relative TSR modifier), the fair value at grant date of these awards was determined using a Monte Carlo simulation model, which used the following assumptions:

	2023 (Q3 grant)	2023 (Q1 grant)	2022	2021 (none granted)
Stock price (1)	$8.18	$13.38	$22.45	$—
Period (2)	2.5 years	2.9 years	2.9 years	0.0 years
Risk-free interest rate (3)	4.6%	4.4%	1.7%	—%
Historical volatility rate (4)	39.9%	44.4%	54.7%	—%
Dividend yield (5)	—%	—%	—%	—%
(1) The stock price is equal to the fair value of an ordinary share on the grant date.
(2) The period for volatility for the Company and the peer group (Russell 2000) is based on the time between the valuation date and the end of the performance period.
(3) The risk-free interest rate used is based on zero-coupon risk-free rates over the time from the valuation date to the end of the performance period, based on interpolation.
(4) For the awards granted in 2023, a weighted average of the daily historical stock price volatility of the Company over the time from the valuation to the end of the performance period is used to determine volatility. For the awards granted in 2022, the daily historical stock price volatility of the Company over its trading history is used to determine volatility.
(5) The dividend yield is 0% as the Company has not paid any dividends nor does it currently intend to pay dividends for the foreseeable future.
The Company considered achievement of the performance and market conditions for the 2022 awards to be probable and therefore began recognizing expense for these awards as of the grant date.
The 2023 awards are comprised of three one-year performance periods (referred to herein as the 2023 PBRSU Tranche A, 2023 PBRSU Tranche B and 2023 PBRSU Tranche C). The Company considered achievement of the performance and market conditions for 2023 PBRSU Tranche A to be probable and therefore began recognizing expense for these awards as of grant date. The performance conditions for 2023 PBRSU Tranche B and 2023 PBRSU Tranche C have not yet been established and, as a result, these tranches are not considered granted under U.S. GAAP until the respective performance conditions are established. Accordingly, no expense has been recognized yet for the 2023 PBRSU Tranche B and 2023 PBRSU Tranche C awards.
The fair value of the PBRSUs granted during the year ended December 31, 2023 ranged from $8.25 to $14.64. The fair value of the PBRSUs granted during the year ended December 31, 2022 was $25.02 per award. The fair value of PBRSUs granted during the year ended December 31, 2021 ranged from $15.48 to $16.33.

The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Unvested as of December 31, 2020	4.1	$15.73	1.5	$17.04
Granted	2.8	16.38	1.0	16.28
Vested	(1.7)	14.45	—	—
Forfeited	(0.3)	16.77	—	18.78
Unvested as of December 31, 2021	4.9	$16.61	2.5	$16.72
Granted	1.7	21.93	0.7	25.02
Vested	(2.3)	16.47	(0.8)	17.29
Forfeited	(0.3)	17.77	(0.1)	18.57
Unvested as of December 31, 2022	4.0	$18.81	2.3	$19.04
Granted	3.2	12.66	0.5	13.85
Vested	(1.8)	17.97	(0.2)	14.84
Forfeited	(0.5)	18.70	(1.0)	16.74
Unvested as of December 31, 2023	4.9	$15.18	1.6	$19.22
The following table summarizes the Company’s compensation expense related to RSUs (in millions):

	Year Ended December 31,			Unrecognized at December 31, 2023
	2023	2022	2021
Time-Based RSUs	$40.0	$31.8	$39.5	$40.1
Performance-Based RSUs	13.6	7.8	19.4	9.1
Total RSU stock-based compensation cost	$53.6	$39.6	$58.9	$49.2
The total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted average period of approximately 1.7 years.

Note 14: Restructuring
As a result of the current macroeconomic challenges and operating environment, the Company implemented certain cost savings initiatives in 2023 which are substantially complete, including reductions in headcount across select roles to help optimize our workforce. The restructuring charges recorded in Restructuring, impairment and related charges in the Condensed Consolidated Statements of Operations primarily reflect severance and other employment related separation costs related to those headcount reductions.
The Company recognized restructuring charges of $24.5 million and $7.3 million during the years ended December 31, 2023 and 2022, respectively.
The following table details the Company’s severance and employment-related restructuring activity for the years ended December 31, 2023 and 2022 (in millions):

	Severance Pay and Benefits	Contract Modifications and Other Costs	Total
Balance as of December 31, 2021	$4.3	$—	$4.3
Restructuring Charges:
Americas	1.4	2.4	3.8
EMEA	2.9	—	2.9
APAC	0.6	—	0.6
Total Restructuring Charges	4.9	2.4	7.3
Payments and Other:
Americas	(2.5)	(2.4)	(4.9)
EMEA	(1.0)	—	(1.0)
APAC	—	—	—
Total Payments and Other	(3.5)	(2.4)	(5.9)
Balance as of December 31, 2022	$5.7	$—	$5.7
Restructuring Charges:
Americas	11.6	2.0	13.6
EMEA	8.3	—	8.3
APAC	2.6	—	2.6
Total Restructuring Charges	22.5	2.0	24.5
Payments and Other:
Americas	(12.2)	(2.0)	(14.2)
EMEA	(6.9)	—	(6.9)
APAC	(2.8)	—	(2.8)
Total Payments and Other	(21.9)	(2.0)	(23.9)
Balance as of December 31, 2023	$6.3	$—	$6.3
The restructuring accruals of $6.3 million and $5.7 million were recorded within Other current liabilities in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

Note 15: Leases
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$121.0	$126.3	$135.7

Finance lease cost:
Amortization of assets	$26.2	$17.3	$12.8
Interest on lease liabilities	1.6	0.6	0.2
Total finance lease cost	$27.8	$17.9	$13.0

Variable lease cost	$36.5	$37.4	$36.1
Sublease income	$9.6	$11.2	$11.1
Supplemental balance sheet information related to leases was as follows (in millions):

	As of December 31,
	2023	2022
Operating Leases
Non-current operating lease assets	$339.0	$358.0

Other current liabilities	$111.3	$107.6
Non-current operating lease liabilities	319.6	334.6
Total operating lease liabilities	$430.9	$442.2

Finance Leases
Property and equipment, gross	$134.5	$99.8
Accumulated depreciation	(88.5)	(62.2)
Property and equipment, net	$46.0	$37.6

Short-term borrowings and current portion of long-term debt	$23.7	$17.3
Long-term debt	22.2	22.3
Total finance lease liabilities	$45.9	$39.6

Weighted Average Remaining Lease Term (in years)
Operating leases	5.1 years	5.2 years
Finance leases	2.1 years	2.4 years
Weighted Average Discount Rate
Operating leases	5.2%	4.8%
Finance leases	3.5%	4.3%
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2024	$130.4	$25.0
2025	108.5	16.9
2026	88.2	4.7
2027	57.5	1.3
2028	30.8	0.1
Thereafter	74.4	—
Total lease payments	489.8	48.0
Less imputed interest	58.9	2.1
Total	$430.9	$45.9
As of December 31, 2023, we have operating leases that have not yet commenced for approximately $6.6 million. These operating leases will commence in 2024 with lease terms ranging from 2 years to 9 years.
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
The Company is also subject to various workers’ compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s IBNR claims based on assessment using prior claims history.
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, contingent liabilities recorded within Other current liabilities were $80.4 million and $76.9 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $53.1 million and $39.7 million, respectively. These contingent liabilities are made up of E&O claims, litigation matters, general liability, workers’ compensation and other medical claims. As of December 31, 2023 and 2022, E&O and other litigation claims were $55.4 million and $36.6 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $78.1 million and $80.0 million, respectively.
The Company had insurance recoverable balances for E&O claims as of December 31, 2023 and 2022 totaling $0.8 million and $7.4 million, respectively.
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
The Company believes that it has appropriately applied the payroll tax rules, including as a result of its consideration of a recent ruling by an appellate court in the jurisdiction, and disagrees with the amounts claimed. However, the Company recorded an immaterial liability as of December 31, 2023 that is equal to the estimated probable loss for the years under review. The Company continues to assess this matter and it is reasonably possible that the matter could result in an additional, potentially material, liability in future periods.
401(k) Nondiscrimination Testing
The Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The amount of the estimated corrective contribution is not material.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 9.0 years and maximum potential future payments of approximately $70.0 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

Greystone JV Indemnity
On November 27, 2023, Greystone Servicing Company LLC (“GSC”), a wholly-owned subsidiary of the Greystone JV, entered into an indemnity agreement with Federal Home Loan Mortgage Corporation (“Freddie Mac”), which agreement is not in the normal course of GSC’s business, whereby Freddie Mac agreed to issue one or more loan commitment letters regarding the purchase of 39 first mortgage multifamily property loans brokered by a certain independent broker under temporary suspension by Freddie Mac (“Brokered Loans”). In exchange, GSC agreed to indemnify and hold Freddie Mac harmless from any claims or losses related to such Brokered Loans that result from any fraud, misinterpretation or omission. The Brokered Loans are currently performing and have not had any material impact on the Greystone JV at this time. The Company will continue to assess this matter and, although it considers the future indemnity obligations related to these Brokered Loans to be remote, it is possible that the matter could result in an additional, potentially material, liability for the Greystone JV in future periods. Any potential impact to the Greystone JV would only impact the Company’s Consolidated Financial Statements by our 40% interest in the Greystone JV.

Note 17: Related Party Transactions
As of December 31, 2023 and 2022, the Company had receivables from brokers and other employees of $49.9 million and $50.8 million, respectively, that are included in Prepaid expenses and other current assets, and $311.7 million and $271.7 million, respectively, that are included in Other non-current assets in the Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

Note 18: Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC 820 which defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:
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
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, trade and other receivables, a deferred purchase price (“DPP”) receivable related to the A/R Securitization, restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents and restricted cash approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions. Due to the short-term nature of trade and other receivables, accounts payable and accrued expenses, and short-term borrowings, their carrying amount is considered to be the same as their fair value.
The estimated fair value of external debt was $3.3 billion and $3.2 billion as of December 31, 2023 and 2022, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.2 billion and $3.2 billion as of December 31, 2023 and 2022, respectively, which excludes debt issuance costs. Refer to Note 10: Long-Term Debt and Other Borrowings for additional information.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in millions):

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	31.0	31.0	—	—
Interest rate swap agreements	4.3	—	4.3	—
Foreign currency forward contracts	1.0	—	1.0	—
Total	$37.3	$32.0	$5.3	$—
Liabilities
Deferred compensation plan liabilities	$33.1	$33.1	$—	$—
Interest rate swap agreements	6.7	—	6.7	—
Foreign currency forward contracts	0.7	—	0.7	—
Earn-out liabilities	25.6	—	—	25.6
Total	$66.1	$33.1	$7.4	$25.6

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
Deferred compensation plan assets	31.9	31.9	—	—
Foreign currency forward contracts	2.8	—	2.8	—
Deferred purchase price receivable	387.8	—	—	387.8
Equity securities	21.5	21.5	—	—
Total	$444.9	$54.3	$2.8	$387.8
Liabilities
Deferred compensation plan liabilities	$33.2	$33.2	$—	$—
Interest rate swap agreements	10.7	—	10.7	—
Foreign currency forward contracts	3.0	—	3.0	—
Earn-out liabilities	29.3	—	—	29.3
Total	$76.2	$33.2	$13.7	$29.3
During the year ended December 31, 2023, the only transfer between the three levels of the fair value hierarchy was a transfer out of Level 3 related to the DPP receivable which occurred during the second quarter of 2023. There were no transfers between the three levels of the fair value hierarchy during the year ended December 31, 2022. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements during the period, except as it related to the DPP receivable which is discussed further below.
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
The Company adopted a new non-qualified deferred compensation plan on January 1, 2019. The plan allows certain highly-compensated employees to defer a portion of their compensation, enabling the employees to defer tax on compensation until payment is made. This plan is also frozen. The Company has established a Rabbi Trust under which investments are held to fund payment of the liability of the deferred compensation plan. The investments of the Rabbi Trust consist of life insurance policies for which investment gains or losses are recognized based upon changes in cash surrender value that are driven by market performance,
The fair value of assets and liabilities of these plans is based on the value of the underlying investments using quoted prices in active markets at period end. Deferred compensation plan assets are presented within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. Deferred compensation liabilities are presented within Accrued compensation and Other non-current liabilities in the Consolidated Balance Sheets.
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
Deferred Purchase Price Receivable
In June 2023, the Company amended the A/R Securitization to extend the maturity date and the program was transitioned to a new provider. Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is subsequently remeasured each reporting period in order to account for activity during the period, such as the seller’s interest in any newly transferred receivables and collections on previously transferred receivables. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. Changes in the DPP receivable attributed to changes in estimates for credit losses have been and are expected to be immaterial, as the underlying receivables are short-term and of high credit quality. As of December 31, 2023 and 2022, the DPP receivable of $219.6 million and $387.8 million, respectively, is included in Other non-current assets in the Consolidated Balance Sheets. Refer to Note 19: Accounts Receivable Securitization for more information.
As of December 31, 2023, the carrying amount of the DPP receivable approximates its fair value. As the DPP receivable is not fair valued on a recurring basis, it has been and will be excluded from the fair value hierarchy table above and was presented as a transfer out of Level 3 in the three months ended June 30, 2023. Transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. The table below presents a reconciliation of the DPP receivable, previously measured at fair value using significant unobservable inputs (Level 3) (in millions):

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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2023, the Company had the potential to make a maximum of $28.6 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 6 years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2023	2022
Balance as of January 1,	$29.3	$21.4
Purchases/additions	—	13.7
Net change in fair value and other adjustments	0.9	(1.7)
Payments	(4.6)	(4.1)
Balance as of December 31,	$25.6	$29.3
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
In October 2021, the Company made a strategic investment of $150.0 million in WeWork. Prior to WeWork’s bankruptcy filing in November 2023, quoted market prices for identical assets were available and this investment was classified as a Level 1 investment where mark to market gains and losses were recognized on a recurring basis. WeWork currently trades in the over-the-counter market and is no longer classified as a Level 1 investment. As of December 31, 2023 and 2022, the fair value of our investment in WeWork of $0.0 million and $21.5 million, respectively, is included in Other non-current assets in the Consolidated Balance Sheets.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of December 31, 2023 and 2022, our investments in early stage proptech companies had a fair value of approximately $40.7 million and $42.4 million, respectively, and are included in Other non-current assets in the Consolidated Balance Sheets.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of December 31, 2023 and 2022, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $79.0 million and $82.8 million, respectively, and are included in Other non-current assets in the Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other (expense) income, net, in the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company recognized an unrealized loss of $21.5 million related to our investment in WeWork and unrealized losses of $6.3 million on other real estate investments. During the year ended December 31, 2022, the Company recognized an unrealized loss of $107.5 million related to our investment in WeWork, offset by unrealized gains of $23.3 million on other real estate investments.

Note 19: Accounts Receivable Securitization
Under the A/R Securitization, certain of the Company’s wholly-owned subsidiaries continuously sell receivables to certain wholly-owned special purpose entities at fair market value. The special purpose entities then sell 100% of the receivables to an unaffiliated financial institution (the “Purchaser”). Although the special purpose entities are wholly-owned subsidiaries of the Company, they are separate legal entities with their own separate creditors who will be entitled, upon their liquidation, to have liabilities satisfied out of their assets prior to any assets or value in such special purpose entities becoming available to their equity holders and their assets are not available to pay other creditors of the Company.

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
This A/R Securitization allows the Company to receive a cash payment and a DPP receivable for sold receivables. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. For the years ended December 31, 2023 and 2022, receivables sold under the A/R Securitization were $2.6 billion and $2.0 billion, respectively, and cash collections from customers on receivables sold were $2.7 billion and $1.7 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2023 and 2022, the outstanding principal on receivables sold under the A/R Securitization was $345.7 million and $407.9 million, respectively. Refer to Note 18: Fair Value Measurements for additional discussion related to the DPP receivable.
This A/R Securitization also provides funding from the Purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of December 31, 2023 and 2022, the Company had aggregate capital outstanding under this facility of $100.0 million and $0.0 million, respectively. On June 20, 2023, the Company amended the A/R Securitization to extend the maturity date to June 19, 2026 and incurred a servicing liability fee of $11.3 million in connection with the amendment, which will be amortized through the maturity date of the program.

Note 20: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the sum of such amounts presented in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2023	2022
Cash and cash equivalents	$767.7	$644.5
Restricted cash recorded in Prepaid expenses and other current assets	33.5	74.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$801.2	$719.0
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for:
Interest	$233.3	$181.4	$166.4
Income taxes	88.5	215.4	46.5
Operating leases	117.4	125.1	137.8
Non-cash investing/financing activities:
Property and equipment additions through finance leases	33.7	34.1	17.1
Deferred and contingent payment obligation incurred through acquisitions	—	27.0	4.0
(Decrease) increase in beneficial interest in a securitization	(68.2)	251.4	(24.0)
Right of use assets acquired through operating leases	81.6	54.4	119.2

Note 21: Subsequent Events
The Company has evaluated subsequent events through February 20, 2024, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

Note 22: Parent Company Information

Cushman & Wakefield plc
Parent Company Information
Condensed Balance Sheets

	As of December 31,
(in millions, except per share data)	2023	2022
Assets
Cash	$22.3	$21.7
Accounts receivables	226.6	198.7
Investments in subsidiaries	1,561.9	1,565.1
Total assets	$1,810.8	$1,785.5

Liabilities and Equity
Liabilities
Trade and other payables	$132.8	$123.4
Total liabilities	132.8	123.4

Equity
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 227,282,173 and 225,780,535 shares issued and outstanding at December 31, 2023 and 2022, respectively	22.7	22.6
Additional paid-in-capital	2,957.3	2,911.5
Accumulated deficit	(1,117.2)	(1,081.8)
Accumulated other comprehensive loss	(185.4)	(191.0)
Total equity attributable to the Company	1,677.4	1,661.3
Non-controlling interests	0.6	0.8
Total equity	1,678.0	1,662.1
Total liabilities and equity	$1,810.8	$1,785.5

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest and other (expense) income	$(0.1)	$0.3	$(0.3)
(Loss) income in earnings of subsidiaries	(35.3)	196.1	250.3
(Loss) income before taxes	(35.4)	196.4	250.0
Net (loss) income attributable to the Parent Company	(35.4)	196.4	250.0
Other comprehensive income of subsidiaries	5.6	2.0	49.7
Comprehensive (loss) income attributable to the Parent Company	$(29.8)	$198.4	$299.7

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net (loss) income attributable to the Parent Company	$(35.4)	$196.4	$250.0
Reconciliation of Net (loss) income attributable to the Parent Company to net cash (used in) provided by operating activities:
Loss (income) in earnings of subsidiaries	35.3	(196.1)	(250.3)
Net cash (used in) provided by operating activities	(0.1)	0.3	(0.3)
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Other financing activities, net	0.7	2.6	6.3
Net cash provided by financing activities	0.7	2.6	6.3

Change in cash and cash equivalents	0.6	2.9	6.0
Cash and cash equivalents, beginning of year	21.7	18.8	12.8
Cash and cash equivalents, end of year	$22.3	$21.7	$18.8

Supplemental disclosure of non-cash activities:
Stock-based compensation	$54.1	$40.3	$58.2
Background and basis of presentation
DTZ Jersey Holdings Limited, together with its subsidiaries, was formed on August 21, 2014, by investment funds affiliated with the Founding Shareholders. On November 5, 2014, DTZ Jersey Holdings Limited acquired 100% of the combined DTZ group for $1.1 billion from UGL Limited. On September 1, 2015, DTZ Jersey Holdings Limited acquired 100% of C&W Group, Inc., the legacy Cushman & Wakefield business, for $1.9 billion.
On July 6, 2018, the shareholders of DTZ Jersey Holdings Limited exchanged their shares in DTZ Jersey Holdings Limited for interests in newly issued shares of Cushman & Wakefield Limited, a private limited company incorporated in England and Wales. On July 12, 2018, Cushman & Wakefield Limited reduced the nominal value of each ordinary share issued to $0.01. On July 19, 2018, Cushman & Wakefield Limited underwent the Re-registration and was then named Cushman & Wakefield plc (the “Parent Company”). Cushman & Wakefield plc is a holding company that conducts substantially all of its business operations through its subsidiaries.
The accompanying condensed financial statements include the accounts of the Parent Company. The investments in subsidiaries are reported on an equity method basis. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. These parent-only financial statements should be read in conjunction with Cushman & Wakefield plc’s audited Consolidated Financial Statements included elsewhere herein.
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The total restricted net assets as of December 31, 2023 are $1.4 billion.
Dividends
The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financings agreements (Refer to Note 10: Long-Term Debt and Other Borrowings). During the fiscal years ended December 31, 2023, 2022 and 2021, the Parent Company’s consolidated subsidiaries did not pay any cash dividends to the Parent Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 of the Exchange Act require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2023 to accomplish their objectives with reasonable assurance.
Management’s Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, the Independent Registered Public Accounting Firm that audited the Consolidated Financial Statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2023, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information appearing under the headings “Directors and Executive Officers” and "Corporate Governance" in Cushman & Wakefield’s Proxy Statement (the “Proxy Statement”) for the 2024 Annual General Meeting of shareholders (the “Annual Meeting”), which we will file with the SEC on or before the date that is 120 days after our 2023 fiscal year end.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information appearing under the headings “Compensation Discussion and Analysis” and “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information appearing under the heading “Security Ownership” in the Proxy Statement for the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information appearing under the headings “Certain Relationships and Related-Party Transactions” and “Director Independence” in the Proxy Statement for the Annual Meeting.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information appearing under the heading “Audit and Other Fees” in the Proxy Statement for the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
See Index to the Consolidated Financial Statements included in Part II, Item 8 of this report.
2. Financial Statement Schedules
See Schedule II - Valuation & Qualifying Accounts on page 96 of this report.
3. Exhibits
See Exhibit Index beginning on page 97 of this report.

Item 16. Form 10-K Summary
Not applicable.

Schedule II - Valuation & Qualifying Accounts

(in millions)	Allowance for Doubtful Accounts
Balance, December 31, 2020	$70.9
Charges to expense	21.6
Write-offs, payments and other	(20.3)
Balance, December 31, 2021	72.2
Charges to expense	23.1
Write-offs, payments and other	(7.1)
Balance, December 31, 2022	88.2
Charges to expense	9.1
Write-offs, payments and other	(12.1)
Balance, December 31, 2023	$85.2

EXHIBIT INDEX

Exhibit Number	Description of Exhibits	Method of Filing
2.1	Contribution Agreement, dated October 19, 2021, by and between Cushman & Wakefield of California, Inc. and Greystone Select Incorporated	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2021
3.1	Articles of Association of Cushman & Wakefield plc, dated May 6, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2021
4.1	Form of Ordinary Shares Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 25, 2018
4.2	Registration Rights Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and certain shareholders	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.3	Joinder Agreement to Registration Rights Agreement, dated as of August 6, 2018, by and between Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K on February 28, 2020
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
4.8
Indenture, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.9
Pledge and Security Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.10	English Security Agreement, dated as of August 24, 2023, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
10.1	Shareholders Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and the shareholders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.2	Purchase Agreement by and among Cushman & Wakefield plc and Vanke Service (Hong Kong) Co., Limited dates as of July 24, 2018	Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on July 30, 2018
10.3	Shareholder Agreement, dated as of August 6, 2018, by and among Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.4	Credit Agreement, dated as of August 21, 2018, by and among DTZ U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.5	Credit Agreement Amendment No. 1, dated as of December 20, 2019, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.6	Credit Agreement Amendment No. 2, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2020
10.7	Agreement for the Provision of Depositary Services and Custody Services, dated as of July 6, 2018, in respect of Cushman & Wakefield Limited Depositary Receipts among Computershare Trust Company, N.A., Cushman & Wakefield Limited, FTL Nominees 1 Limited, FTL Nominees 2 Limited and other Holders of Depositary Receipts	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.8	Form of Deed of Indemnity for Directors*	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.9	Form of Deed of Indemnity for Officers*	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.10	Form of Non-executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.11	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.12	Form of Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.13	Form of Time and Performance-Based Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2019
10.14	Form of 2021 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.15	Amended & Restated Cushman & Wakefield plc 2018 Omnibus Management Share and Cash Incentive Plan, effective as of May 6, 2021*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2021

Exhibit Number	Description of Exhibits	Method of Filing
10.16	DTZ Jersey Holdings Limited Management Equity Incentive Plan, amended and restated effective as of January 7, 2016*	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.17	Form of 2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.18	Form of Pre-2018 Stock Option Award Agreement under the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.19	Form of Offer to Amend Certain Outstanding Stock Options in connection with the DTZ Jersey Holdings Limited Management Equity Incentive Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.20	Form of Bonus Deferral and Co-Investment Restricted Stock Unit Grant Letter Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.21	Form of DTZ Jersey Holdings Limited Management Stockholders’ Agreement*	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.22	Form of Trust Over Shares and Nominee Shareholder Agreement*	Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.23	Amended and Restated Employment Agreement, dated as of August 27, 2020, by and among Cushman & Wakefield plc, Cushman & Wakefield Global Inc. and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020
10.24	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.25	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.26	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated October 5, 2015*	Incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.27	Form of Restricted Stock Unit Grant Agreement for grants in 2018, 2019 and 2020 between Brett White and DTZ Jersey Holdings Limited*	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.28	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated June 8, 2018*	Incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.29	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated November 19, 2018*	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.30	Cushman & Wakefield plc Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on October 15, 2019
10.31	Offer Letter, dated as of January 4, 2021, by and between Cushman & Wakefield Global, Inc. and Neil Johnston*	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.32	Offer letter, dated September 18, 2021, from Cushman & Wakefield plc to Michelle MacKay*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021
10.33	Form of Employment Agreement, by and among Cushman & Wakefield plc, Cushman & Wakefield Debenham Tie Leung Limited and John Forrester*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2021
10.34	Amended and Restated Limited Liability Company Agreement of Cushman Wakefield Greystone LLC, dated as of December 3, 2021	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2021
10.35	Side Letter, dated December 31, 2021, by and among Cushman & Wakefield Global, Inc., Cushman & Wakefield plc and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022
10.36	Form of 2022 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022
10.37	Cushman & Wakefield Global, Inc. Amended & Restated Executive Employee Severance Pay Plan & Summary Plan Description, effective February 24, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2022
10.38	Amendment No. 3 to the Credit Agreement, dated as of April 28, 2022, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other Lenders and Subsidiary Guarantors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2022
10.39	Amended & Restated Cushman & Wakefield plc 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective May 5, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2022
10.40
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, the other lenders party thereto, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2023
10.41	Offer Letter, effective as of January 1, 2022, by and between Cushman & Wakefield Global, Inc. and Andrew McDonald*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021
10.42	Form of 2023 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023
10.43	Letter Agreement, dated May 4, 2023, between Cushman & Wakefield plc and John Forrester*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023
10.44	Offer Letter, dated May 4, 2023, from Cushman & Wakefield plc to Michelle MacKay*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023

Exhibit Number	Description of Exhibits	Method of Filing
10.45	Offer Letter, dated May 4, 2023, from Cushman & Wakefield plc to Andrew McDonald*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023
10.46	Amendment No. 5 to the Credit Agreement, effective as of June 28, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A. as administrative agent	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2023
10.47
Amendment No. 6 to the Credit Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
10.48	Offer Letter, dated December 19, 2023, from Cushman & Wakefield plc to Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2023
21.1	List of subsidiaries	Filed herewith
23.1	Consent of KPMG US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Clawback Policy, effective October 2, 2023	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

/s/ Michelle MacKay
Michelle MacKay
Chief Executive Officer
February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michelle MacKay	Director and Chief Executive Officer (Principal Executive Officer and Authorized Representative in the United States)	February 20, 2024
Michelle MacKay
/s/ Neil Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2024
Neil Johnston
/s/ Jonathan Coslet	Director	February 20, 2024
Jonathan Coslet
/s/ Timothy Dattels	Director	February 20, 2024
Timothy Dattels
/s/ Jodie McLean	Director	February 20, 2024
Jodie McLean
/s/ Michelle Felman	Director	February 20, 2024
Michelle Felman
/s/ Anthony Miller	Director	February 20, 2024
Anthony Miller
/s/ Lincoln Pan	Director	February 20, 2024
Lincoln Pan
/s/ Angela Sun	Director	February 20, 2024
Angela Sun
/s/ Brett White	Director and Executive Chairman	February 20, 2024
Brett White
/s/ Billie Williamson	Director	February 20, 2024
Billie Williamson