Form 10-Q
period 2024-03-31
Cushman & Wakefield plc
filed 2024-04-30
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 24, 2024, 229,047,181 of the Registrant’s ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except per share data)	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$553.5	$767.7
Trade and other receivables, net of allowance of $85.1 and $85.2, as of March 31, 2024 and December 31, 2023, respectively	1,265.9	1,468.0
Income tax receivable	86.4	67.1
Short-term contract assets, net	317.0	311.0
Prepaid expenses and other current assets	237.0	189.4
Total current assets	2,459.8	2,803.2
Property and equipment, net	155.1	163.8
Goodwill	2,064.3	2,080.9
Intangible assets, net	791.3	805.9
Equity method investments	713.6	708.0
Deferred tax assets	99.8	67.4
Non-current operating lease assets	320.3	339.0
Other non-current assets	886.9	805.8
Total assets	$7,491.1	$7,774.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$125.0	$149.7
Accounts payable and accrued expenses	1,093.6	1,157.7
Accrued compensation	708.1	851.4
Income tax payable	19.9	20.8
Other current liabilities	232.8	217.6
Total current liabilities	2,179.4	2,397.2
Long-term debt, net	3,065.9	3,096.9
Deferred tax liabilities	58.9	13.7
Non-current operating lease liabilities	296.9	319.6
Other non-current liabilities	264.6	268.6
Total liabilities	5,865.7	6,096.0
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 228,992,219 and 227,282,173 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	22.9	22.7
Additional paid-in capital	2,954.6	2,957.3
Accumulated deficit	(1,146.0)	(1,117.2)
Accumulated other comprehensive loss	(206.7)	(185.4)
Total equity attributable to the Company	1,624.8	1,677.4
Non-controlling interests	0.6	0.6
Total equity	1,625.4	1,678.0
Total liabilities and shareholders’ equity	$7,491.1	$7,774.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenue	$2,184.8	$2,249.3
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,832.5	1,907.6
Operating, administrative and other	296.0	315.9
Depreciation and amortization	32.5	36.9
Restructuring, impairment and related charges	5.0	7.2
Total costs and expenses	2,166.0	2,267.6
Operating income (loss)	18.8	(18.3)
Interest expense, net of interest income	(58.7)	(76.8)
Earnings from equity method investments	11.7	11.9
Other income (expense), net	1.7	(6.0)
Loss before income taxes	(26.5)	(89.2)
Provision for (benefit from) income taxes	2.3	(12.8)
Net loss	$(28.8)	$(76.4)

Basic loss per share:
Loss per share attributable to common shareholders, basic	$(0.13)	$(0.34)
Weighted average shares outstanding for basic loss per share	227.9	226.2
Diluted loss per share:
Loss per share attributable to common shareholders, diluted	$(0.13)	$(0.34)
Weighted average shares outstanding for diluted loss per share	227.9	226.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net loss	$(28.8)	$(76.4)
Other comprehensive loss, net of tax:
Designated hedge gains (losses)	10.7	(14.2)
Defined benefit plan actuarial gains (losses)	0.9	(0.4)
Foreign currency translation	(32.9)	4.0
Total other comprehensive loss	(21.3)	(10.6)
Total comprehensive loss	$(50.1)	$(87.0)
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2024 and 2023
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0
Net loss	—	—	—	(28.8)	—	—	—	—	(28.8)	—	(28.8)
Stock-based compensation	—	—	6.6	—	—	—	—	—	6.6	—	6.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.7	0.2	(9.3)	—	—	—	—	—	(9.1)	—	(9.1)
Unrealized gain on hedging instruments	—	—	—	—	22.1	—	—	22.1	22.1	—	22.1
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(11.4)	—	—	(11.4)	(11.4)	—	(11.4)
Foreign currency translation	—	—	—	—	—	(32.9)	—	(32.9)	(32.9)	—	(32.9)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.9	0.9	0.9	—	0.9
Balance as of March 31, 2024	229.0	$22.9	$2,954.6	$(1,146.0)	$47.7	$(214.5)	$(39.9)	$(206.7)	$1,624.8	$0.6	$1,625.4

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(76.4)	—	—	—	—	(76.4)	—	(76.4)
Stock-based compensation	—	—	11.3	—	—	—	—	—	11.3	—	11.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.2	0.1	(6.7)	—	—	—	—	—	(6.6)	—	(6.6)
Unrealized loss on hedging instruments	—	—	—	—	(8.8)	—	—	(8.8)	(8.8)	—	(8.8)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(5.4)	—	—	(5.4)	(5.4)	—	(5.4)
Foreign currency translation	—	—	—	—	—	4.0	—	4.0	4.0	—	4.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.4)	(0.4)	(0.4)	—	(0.4)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	227.0	$22.7	$2,916.1	$(1,158.2)	$34.5	$(196.6)	$(39.5)	$(201.6)	$1,579.0	$0.5	$1,579.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities
Net loss	$(28.8)	$(76.4)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	32.5	36.9
Impairment charges	1.1	1.8
Unrealized foreign exchange (gain) loss	(2.4)	1.3
Stock-based compensation	6.4	11.3
Lease amortization	22.0	24.7
Loss on debt extinguishment	—	8.7
Amortization of debt issuance costs	1.5	2.0
Earnings from equity method investments, net of distributions received	(7.7)	(7.8)
Change in deferred taxes	8.1	3.5
Provision for loss on receivables and other assets	2.4	1.9
Loss on disposal of business	—	1.3
Unrealized loss on equity securities, net	1.0	10.7
Other operating activities, net	(5.2)	1.6
Changes in assets and liabilities:
Trade and other receivables	138.0	118.3
Income taxes payable	(20.3)	(32.4)
Short-term contract assets and Prepaid expenses and other current assets	(32.0)	(56.1)
Other non-current assets	(45.8)	(21.7)
Accounts payable and accrued expenses	(55.0)	(69.1)
Accrued compensation	(137.0)	(158.9)
Other current and non-current liabilities	(3.9)	(23.1)
Net cash used in operating activities	(125.1)	(221.5)
Cash flows from investing activities
Payment for property and equipment	(10.5)	(10.0)
Investments in equity securities and equity method joint ventures	(0.4)	(4.8)
Return of beneficial interest in a securitization	(100.0)	—
Collection on beneficial interest in a securitization	100.0	90.0
Other investing activities, net	0.1	(1.9)
Net cash (used in) provided by investing activities	(10.8)	73.3
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(9.1)	(7.2)
Payment of deferred and contingent consideration	(1.9)	(6.5)
Proceeds from borrowings	—	1,000.0
Repayment of borrowings	(55.0)	(1,000.0)
Debt issuance costs	—	(23.5)
Payment of finance lease liabilities	(6.9)	(7.3)
Other financing activities, net	—	1.7
Net cash used in financing activities	(72.9)	(42.8)

Change in cash, cash equivalents and restricted cash	(208.8)	(191.0)
Cash, cash equivalents and restricted cash, beginning of the period	801.2	719.0
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.6)	2.5
Cash, cash equivalents and restricted cash, end of the period	$585.8	$530.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited condensed consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc (together with its subsidiaries “Cushman & Wakefield,” the “Company,” “we,” “our” and “us”) for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K (our “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial statement presentation have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2023 Annual Report for further discussion of the Company’s significant accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
There have been no recently issued accounting standards that the Company adopted during the three months ended March 31, 2024. Certain new accounting standards have been issued but are not effective for the current reporting period and have not been early adopted by the Company.

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

Summarized financial information by segment is as follows (in millions):

	Three Months Ended March 31,
	2024	2023	% Change
Total revenue
Americas	$1,621.0	$1,720.0	(6)%
EMEA	222.4	205.2	8%
APAC	341.4	324.1	5%
Total revenue	$2,184.8	$2,249.3	(3)%

Adjusted EBITDA
Americas	$64.4	$56.7	14%
EMEA	9.0	(2.1)	529%
APAC	4.7	6.3	(25)%
Adjusted EBITDA	$78.1	$60.9	28%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Net loss	$(28.8)	$(76.4)
Add/(less):
Depreciation and amortization	32.5	36.9
Interest expense, net of interest income	58.7	76.8
Provision for (benefit from) income taxes	2.3	(12.8)
Unrealized loss on investments, net	1.0	10.7
Integration and other costs related to merger	1.3	2.4
Acquisition related costs and efficiency initiatives	—	6.6
Cost savings initiatives	7.2	15.0
Servicing liability fees and amortization	(0.4)	—
Other	4.3	1.7
Adjusted EBITDA	$78.1	$60.9

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the three months ended March 31, 2024 and 2023, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS for both periods. Approximately 3.3 million and 1.8 million of potentially dilutive shares for the three months ended March 31, 2024 and 2023, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic EPS
Net loss	$(28.8)	$(76.4)
Weighted average shares outstanding for basic loss per share	227.9	226.2
Basic loss per share attributable to common shareholders	$(0.13)	$(0.34)
Diluted EPS
Net loss	$(28.8)	$(76.4)
Weighted average shares outstanding for basic loss per share	227.9	226.2
Dilutive effect of restricted stock units	—	—
Dilutive effect of stock options	—	—
Weighted average shares outstanding for diluted loss per share	227.9	226.2
Diluted loss per share attributable to common shareholders	$(0.13)	$(0.34)

Note 5: Revenue
Disaggregation of Revenue
Effective January 1, 2024, the Property, facilities and project management service line was renamed to Services. The change was to the name only and had no impact on the composition of the Company’s service lines or its historical results.
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,167.8	$109.1	$273.8	$1,550.7
Leasing	At a point in time	305.5	53.7	28.5	387.7
Capital markets	At a point in time	111.6	15.6	14.9	142.1
Valuation and other	At a point in time or over time	36.1	44.0	24.2	104.3
Total revenue		$1,621.0	$222.4	$341.4	$2,184.8

		Three Months Ended March 31, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,264.4	$108.4	$260.0	$1,632.8
Leasing	At a point in time	302.1	40.6	26.8	369.5
Capital markets	At a point in time	119.3	13.6	10.4	143.3
Valuation and other	At a point in time or over time	34.2	42.6	26.9	103.7
Total revenue		$1,720.0	$205.2	$324.1	$2,249.3

Contract Balances
The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet available to be invoiced. Contract liabilities are recorded when cash payments are received in advance of performance, including amounts which are refundable.
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	March 31, 2024	December 31, 2023
Short-term contract assets	$357.0	$352.7
Contract asset allowances	(40.0)	(41.7)
Short-term contract assets, net	317.0	311.0

Non-current contract assets	66.0	81.1
Contract asset allowances	(2.2)	(2.2)
Non-current contract assets, net included in Other non-current assets	63.8	78.9

Total contract assets, net	$380.8	$389.9

Contract liabilities included in Accounts payable and accrued expenses	$68.7	$57.0
The amount of revenue recognized during the three months ended March 31, 2024 that was included in the contract liabilities balance at the beginning of the period was $21.0 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
Practical Expedient
The Company incurs incremental costs to obtain new contracts across certain of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”).
Remaining performance obligations represent the aggregate transaction prices for contracts where the performance obligations have not yet been satisfied. In accordance with Topic 606, the Company does not disclose unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue in the amount to which we have the right to invoice for services performed and (iii) variable consideration for services performed as a series of daily performance obligations, such as those performed within the Services service line. Performance obligations within these businesses represent a significant portion of the Company’s contracts with customers not expected to be completed within 12 months.

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2023	$1,518.3	$320.8	$241.8	$2,080.9
Effect of movements in exchange rates	(1.3)	(4.9)	(10.4)	(16.6)
Balance as of March 31, 2024	$1,517.0	$315.9	$231.4	$2,064.3
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
For the three months ended March 31, 2024 and 2023, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,367.7	(1,122.7)	245.0
Other intangible assets	5	15.3	(15.0)	0.3
Total intangible assets		$1,929.0	$(1,137.7)	$791.3

		As of December 31, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,375.2	(1,115.7)	259.5
Other intangible assets	5	15.3	(14.9)	0.4
Total intangible assets		$1,936.5	$(1,130.6)	$805.9
Amortization expense was $13.3 million and $16.7 million for the three months ended March 31, 2024 and 2023, respectively.
No impairments of intangible assets were recorded during the three months ended March 31, 2024 and 2023.

Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Vanke JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Vanke JV and recognized royalty fee income of $1.6 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively, which is included in Other income (expense), net in the Condensed Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	March 31, 2024	December 31, 2023
Greystone JV	$580.2	$574.9
Vanke JV	121.6	122.7
Other investments	11.8	10.4
Total Equity method investments	$713.6	$708.0
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Greystone JV	$9.3	$8.4
Vanke JV	1.0	2.2
Other investments	1.4	1.3
Total Earnings from equity method investments	$11.7	$11.9

During the three months ended March 31, 2024 and 2023, the Company received distributions from equity method investments of $4.0 million and $4.1 million, respectively.

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
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2023.
Interest Rate Derivative Instruments
As of March 31, 2024, the Company’s active interest rate hedging instruments consisted of nine interest rate swap agreements designated as cash flow hedges. Of the designated cash flow hedges, there are three interest rate swap agreements with a notional amount of $1.4 billion expiring on August 21, 2025 and six interest rate swap agreements with a notional amount of $550.0 million expiring on May 31, 2028.
In addition, the Company previously elected to terminate certain interest rate swap agreements in November 2022 and June 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements, which were scheduled to expire on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2024 and December 31, 2023, there were $49.5 million and $34.5 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $36.9 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized losses of $5.3 million and unrealized losses of $0.8 million during the three months ended March 31, 2024. The Company recognized realized losses of $2.6 million and unrealized losses of $1.0 million during the three months ended March 31, 2023.
As of March 31, 2024 and December 31, 2023, the Company had 29 and 27 foreign currency exchange forward contracts outstanding covering a notional amount of $1.5 billion and $1.3 billion, respectively. As of March 31, 2024 and December 31, 2023, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of March 31, 2024 and December 31, 2023 (in millions):

		March 31, 2024		December 31, 2023
	March 31, 2024	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$18.2	$—	$4.3	$6.7
Non-designated:
Foreign currency forward contracts	$1,454.2	$0.6	$1.0	$1.0	$0.7

The fair value of interest rate swaps is included within Other non-current assets and Other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended March 31, 2024
Interest rate cash flow hedges	$(37.0)	$(22.1)	$11.4	$(47.7)

Three Months Ended March 31, 2023
Interest rate cash flow hedges	$(48.7)	$8.8	$5.4	$(34.5)
(1) Amount is net of related deferred tax benefit of $2.5 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively.
(2) Amount is net of related deferred tax expense of $4.3 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively.
Gains of $11.4 million and $5.4 million were reclassified into earnings during the three months ended March 31, 2024 and 2023, respectively, related to interest rate hedges and were recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2024	December 31, 2023
Collateralized:
Term Loan, due August 2025	$142.9	$192.9
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $10.3 million and $10.7 million, respectively	982.2	984.3
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $18.9 million and $19.5 million, respectively	978.6	980.5
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $6.0 million and $6.3 million, respectively	644.0	643.7
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $6.4 million and $6.7 million, respectively	393.6	393.3
Finance lease liabilities	43.6	45.9
Total	3,184.9	3,240.6
Less: current portion of long-term debt	(119.0)	(143.7)
Total Long-term debt, net	$3,065.9	$3,096.9
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
On August 24, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the then-remaining $1.6 billion aggregate principal amount outstanding under the Initial Term Loan to January 31, 2030 (the “2030 Tranche-2”), incurring an additional $20.4 million in debt transaction costs which will be capitalized and amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $23.6 million within Interest expense, net of interest income, consisting of $10.6 million in unamortized deferred financing costs and $13.0 million in certain new transaction costs paid to creditors. The Company also recognized $2.5 million of transaction costs directly in Interest expense in the third quarter of 2023. Upon execution of this amendment, along with the repayment of principal outstanding thereunder using proceeds from the offering of $400.0 million in senior secured notes (discussed below), the Initial Term Loan had a remaining aggregate principal balance outstanding of $192.9 million and a maturity date of August 21, 2025. We refer to this remaining aggregate principal balance as the “2025 Tranche” and we refer to the 2025 Tranche, the 2030 Tranche-1 and the 2030 Tranche-2 collectively as the “Term Loans”.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2024, the Company elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 4.00% for the 2030 Tranche-2. As of March 31, 2024, the effective interest rates were 8.19%, 8.90%, and 9.74% for the 2025 Tranche, the 2030 Tranche-1, and the 2030 Tranche-2, respectively.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings, which commenced in September 2023 and March 2024, respectively. All required principal payments under the 2025 Tranche have been satisfied until maturity. In March 2024, the Company elected to prepay $50.0 million of the 2025 Tranche resulting in a remaining aggregate principal balance outstanding under the 2025 Tranche of $142.9 million.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of March 31, 2024 and December 31, 2023.

Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of March 31, 2024.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. In addition, the Company recognized a loss on debt extinguishment of $1.4 million and directly expensed transaction costs of $1.5 million within Interest expense, net of interest income in the third quarter of 2023 related to this issuance. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 8.80% as of March 31, 2024.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of March 31, 2024 and December 31, 2023.

Note 10: Commitments and Contingencies
Contingencies
In the normal course of business, the Company is subject to various claims and litigation. The Company is also subject to threatened or pending legal actions arising from activities of contractors. A liability is recorded for claims or other contingencies when the risk of loss is probable and estimable. Legal fees are expensed as incurred. Many of these claims may be covered under the Company’s current insurance programs, subject to self-insurance levels and deductibles. The timing and ultimate settlement of these matters is inherently uncertain, however, based upon information currently available, unless otherwise noted, we believe the resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
The Company is also subject to various workers’ compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s incurred but not reported (“IBNR”) claims, based on assessment using prior claims history.
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, contingent liabilities recorded within Other current liabilities were $101.9 million and $80.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $54.9 million and $53.1 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of March 31, 2024 and December 31, 2023, E&O and other litigation claims were $59.5 million and $55.4 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $97.3 million and $78.1 million, respectively.
The Company had insurance recoverable balances for E&O claims as of March 31, 2024 and December 31, 2023 totaling $2.0 million and $0.8 million, respectively.

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
The Company believes that it has appropriately applied the payroll tax rules, including as a result of its consideration of a recent ruling by an appellate court in the jurisdiction, and disagrees with the amounts claimed. However, the Company recorded an immaterial liability as of December 31, 2023 that is equal to the estimated probable loss for the years under review. The Company continues to assess this matter and it is reasonably possible that the matter could result in an additional, potentially material, liability in future periods. There have been no changes to the estimated liability during the three months ended March 31, 2024.
401(k) Nondiscrimination Testing
In 2023, the Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The amount of the estimated corrective contribution is not material and there have been no material changes to the estimated amount during the three months ended March 31, 2024.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 9 years and maximum potential future payments of approximately $70.4 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.
Greystone JV Indemnity
On November 27, 2023, Greystone Servicing Company LLC (“GSC”), a wholly-owned subsidiary of the Greystone JV, entered into an indemnity agreement with Federal Home Loan Mortgage Corporation (“Freddie Mac”), which agreement is not in the normal course of GSC’s business, whereby Freddie Mac agreed to issue one or more loan commitment letters regarding the purchase of 39 first mortgage multifamily property loans brokered by a certain independent broker under temporary suspension by Freddie Mac (“Brokered Loans”). In exchange, GSC agreed to indemnify and hold Freddie Mac harmless from any claims or losses related to such Brokered Loans that result from any fraud, misinterpretation or omission. The Brokered Loans are currently performing and have not had any material impact on the Greystone JV at this time. The Company will continue to assess this matter and, although it considers the future indemnity obligations related to these Brokered Loans to be remote, it is possible that the matter could result in an additional, potentially material, liability for the Greystone JV in future periods. Any potential impact to the Greystone JV would only impact the Company’s Condensed Consolidated Financial Statements by our 40% interest in the Greystone JV.

Note 11: Related Party Transactions
As of March 31, 2024 and December 31, 2023, the Company had receivables from brokers and other employees of $57.3 million and $49.9 million, respectively, that are included in Prepaid expenses and other current assets, and $355.3 million and $311.7 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
In addition, the Company recognized royalty fee income from equity method investments as disclosed in Note 7: Equity Method Investments.

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
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, trade and other receivables, a deferred purchase price (“DPP”) receivable related to our revolving accounts receivables securitization program, which we have amended periodically (the “A/R Securitization”), restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents and restricted cash approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions. Due to the short-term nature of trade and other receivables, accounts payable and accrued expenses, and short-term borrowings, their carrying amount is considered to be the same as their fair value.
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of March 31, 2024 and December 31, 2023, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 13: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $3.2 billion and $3.3 billion as of March 31, 2024 and December 31, 2023, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.2 billion and $3.2 billion as of March 31, 2024 and December 31, 2023, respectively, which excludes debt issuance costs. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in millions):

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.1	30.1	—	—
Interest rate swap agreements	18.2	—	18.2	—
Foreign currency forward contracts	0.6	—	0.6	—
Total	$49.9	$31.1	$18.8	$—
Liabilities
Deferred compensation plan liabilities	$32.1	$32.1	$—	$—
Foreign currency forward contracts	1.0	—	1.0	—
Earn-out liabilities	25.6	—	—	25.6
Total	$58.7	$32.1	$1.0	$25.6

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	31.0	31.0	—	—
Interest rate swap agreements	4.3	—	4.3	—
Foreign currency forward contracts	1.0	—	1.0	—
Total	$37.3	$32.0	$5.3	$—
Liabilities
Deferred compensation plan liabilities	$33.1	$33.1	$—	$—
Interest rate swap agreements	6.7	—	6.7	—
Foreign currency forward contracts	0.7	—	0.7	—
Earn-out liabilities	25.6	—	—	25.6
Total	$66.1	$33.1	$7.4	$25.6
During the three months ended March 31, 2024, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2023.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2024, the Company had the potential to make a maximum of $27.7 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 6 years.

Earn-out liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The fair value of earn-out liabilities is based on the present value of probability-weighted expected return method related to the earn-out performance criteria on each reporting date. The probabilities of achievement assigned to the performance criteria are determined based on due diligence performed at the time of acquisition, as well as actual performance achieved subsequent to acquisition. Adjustments to the earn-out liabilities in periods subsequent to the completion of acquisitions are reflected within Operating, administrative and other in the Condensed Consolidated Statements of Operations.
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2024	2023
Balance as of January 1,	$25.6	$29.3
Net change in fair value and other adjustments	0.5	—
Payments	(0.5)	—
Balance as of March 31,	$25.6	$29.3
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of March 31, 2024 and December 31, 2023, our investments in early stage proptech companies had a fair value of approximately $40.5 million and $40.7 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of March 31, 2024 and December 31, 2023, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $76.2 million and $79.0 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income (expense), net, in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024, the Company recognized unrealized losses of $1.0 million on our real estate investments. During the three months ended March 31, 2023, the Company recognized an unrealized loss of $9.8 million related to our investment in WeWork and unrealized losses of $0.9 million on our other real estate investments.

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

All transactions under the A/R Securitization are accounted for as a true sale in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Following the sale and transfer of the receivables to the Purchaser, the receivables are legally isolated from the Company and its subsidiaries, and the Company sells, conveys, transfers and assigns to the Purchaser all its rights, title and interest in the receivables. Receivables sold are derecognized from the consolidated balance sheet. The Company continues to service, administer and collect the receivables on behalf of the Purchaser, and recognizes a servicing liability in accordance with ASC 860. Any financial statement impact associated with the servicing liability was immaterial for all periods presented.
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of March 31, 2024 and December 31, 2023, the DPP receivable of $260.8 million and $219.6 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2024 and 2023, receivables sold under the A/R Securitization were $630.8 million and $689.2 million, respectively, and cash collections from customers on receivables sold were $590.4 million and $672.5 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2024 and December 31, 2023, the outstanding principal on receivables sold under the A/R Securitization was $386.1 million and $345.7 million, respectively.
This A/R Securitization also provides funding from the Purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of both March 31, 2024 and December 31, 2023, the Company had aggregate capital outstanding under this facility of $100.0 million, respectively. On June 20, 2023, the Company amended the A/R Securitization to extend the maturity date to June 19, 2026 and incurred a servicing liability fee of $11.3 million in connection with the amendment, which will be amortized through the maturity date of the program.

Note 14: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$553.5	$767.7
Restricted cash recorded in Prepaid expenses and other current assets	32.3	33.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$585.8	$801.2
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for:
Interest	$61.6	$48.8
Income taxes	12.5	16.5
Operating leases	28.1	30.1
Non-cash investing/financing activities:
Property and equipment additions through finance leases	4.7	11.0
Increase in beneficial interest in a securitization	41.2	19.7
Right of use assets obtained through operating leases	7.8	22.9
Note 15: Subsequent Events
The Company has evaluated subsequent events through April 29, 2024, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”).
As discussed in “Cautionary Note Regarding Forward-Looking Statements” below, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our 2023 Annual Report and Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our 2023 Annual Report in Part I, Item 1A.
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “strives,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “goal,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our 2023 Annual Report in Part I, Item 1A. We believe that these factors include, but are not limited to:
•disruptions in general macroeconomic conditions and global and regional demand for commercial real estate;
•our ability to attract and retain qualified revenue producing employees and senior management;
•the failure of our acquisitions and joint ventures to perform as expected or the lack of similar future opportunities;
•our ability to preserve, grow and leverage the value of our brand;
•the concentration of business with specific corporate clients;
•our ability to appropriately address actual or perceived conflicts of interest;
•our ability to maintain and execute our information technology strategies;
•interruption or failure of our information technology, communications systems or data services;
•our vulnerability to potential breaches in security related to our information systems;
•our ability to comply with current and future data privacy regulations and other confidentiality obligations;
•the extent to which infrastructure disruptions may affect our ability to provide our services;
•the potential impairment of our goodwill and other intangible assets;
•our ability to comply with laws and regulations and any changes thereto;
•changes in tax laws or tax rates and our ability to make correct determinations in complex tax regimes;
•our ability to successfully execute on our strategy for operational efficiency;
•the failure of third parties performing on our behalf to comply with contract, regulatory or legal requirements;

•risks associated with the climate change and ability to achieve our sustainability goals;
•foreign currency volatility;
•social, geopolitical and economic risks associated with our international operations;
•risks associated with sociopolitical polarization;
•restrictions imposed on us by the agreements governing our indebtedness;
•our amount of indebtedness and its potential adverse impact on our available cash flow and the operation of our business;
•our ability to incur more indebtedness;
•our ability to generate sufficient cash flow from operations to service our existing indebtedness;
•our ability to compete globally, regionally and locally;
•the seasonality of significant portions of our revenue and cash flow;
•our exposure to environmental liabilities due to our role as a real estate services provider;
•the ability of our principal shareholders to exert influence over us;
•potential price declines resulting from future sales of a large number of our ordinary shares;
•risks related to our capital allocation strategy including current intentions to not pay cash dividends;
•risks related to litigation;
•the fact that the rights of our shareholders differ in certain respects from the rights typically offered to shareholders of a Delaware corporation;
•the fact that U.S. investors may have difficulty enforcing liabilities against us or be limited in their ability to bring a claim in a judicial forum they find favorable in the event of a dispute;
•the possibility that English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others or require shareholder approval for certain capital structure decisions; and
•the other risk factors set forth elsewhere in this Quarterly Report and under Item 1A of Part I of our 2023 Annual Report.
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

Overview
Cushman & Wakefield is a leading global commercial real estate services firm that makes a meaningful impact for our people, clients, communities and world. Led by an experienced executive team and driven by approximately 52,000 employees in nearly 400 offices and approximately 60 countries, we deliver exceptional value for real estate occupiers and owners, managing 6.2 billion square feet of commercial real estate space globally and offering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through comprehensive service offerings including (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services.

Recent Developments and Outlook
Effective January 1, 2024, the Property, facilities and project management service line was renamed to Services. The change was to the name only and had no impact on the composition of the Company’s service lines or its historical results.
First Quarter Results:
•Revenue of $2.2 billion for the first quarter of 2024 decreased 3% from the first quarter of 2023.
◦Strong Leasing growth of 5% was driven by broad strength across segments, led by EMEA.
◦Valuation and other grew 1%, driven by the Americas and EMEA.
◦Services and Capital markets declined 3% and 1%, respectively.
•Net loss of $28.8 million for the first quarter of 2024 decreased 62% compared to net loss of $76.4 million for the first quarter of 2023. Diluted loss per share for the first quarter of 2024 was $0.13.
◦Adjusted EBITDA of $78.1 million increased 28% from the first quarter of 2023.
•In March 2024, we elected to prepay $50.0 million of the 2025 Tranche.
•Liquidity as of March 31, 2024 was $1.7 billion, consisting of availability on the Company’s undrawn Revolver of $1.1 billion and cash and cash equivalents of $0.6 billion.
•In April 2024, we repriced $1.0 billion of the 2030 Tranche-2, reducing the applicable interest rate spread on the 2030 Tranche-2 by 25 basis points from 1-month Term SOFR plus 4.00% to 1-month Term SOFR plus 3.75%.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit and the capital markets. There continues to be significant macroeconomic uncertainty in many markets around the world. During the first quarter of 2024, these macroeconomic challenges, including elevated interest rates, led to ongoing volatility within global capital and credit markets, which negatively impacted demand for our services. We expect many of these macroeconomic challenges to persist throughout at least the first half of 2024.
Recent Regulatory Developments
In March 2024, the SEC issued final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require registrants to provide certain climate-related information in their annual reports. The rules require disclosure of a registrant’s material climate-related risks, the risk management processes and governance related to such risks, material climate-related targets and goals, and material Scope 1 and Scope 2 greenhouse gas emissions. Additionally, the rules require disclosure in the notes to the registrant’s financial statements of the effects of severe weather events and other natural conditions (subject to de minimis thresholds). On April 4, 2024, the SEC issued an order staying the final climate-related disclosure rules pending judicial review of several petitions filed against the SEC challenging the rules’ validity. Because the SEC stayed the rules before its effective date, if the rules are upheld, their effective date will not be known until subsequently published by the SEC.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company’s 2023 Annual Report. There have been no material changes to these policies or estimates as of March 31, 2024.

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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, interest rates and inflation, demand for commercial real estate, the impact of tax and regulatory policies, the cost and availability of credit, changes in employment rates and the geopolitical environment.
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
Acquisitions and Dispositions
Our results may include the incremental impact of completed transactions, which could impact the comparability of our results on a year-over-year basis. Our results could include incremental revenues and expenses following the completion of an acquisition, or comparable results could include revenues and expenses of recent dispositions. Additionally, there could be an adverse impact on net income for a period of time after the completion of an acquisition driven by transaction-related and integration expenses. From time to time, we use strategic and in-fill acquisitions, as well as joint ventures, to add new service capabilities, to increase our scale within existing capabilities and to expand our presence in new or existing geographic regions globally. As it relates to dispositions, results may include gains (losses) on the disposition and we may incur incremental transaction-related costs that could have an adverse impact on net income.
International Operations
Our business consists of service lines operating in multiple regions inside and outside of the U.S. Our international operations expose us to global economic trends, as well as foreign government tax, regulatory and policy measures.
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

Seasonality
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. This impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Generally, our industry is focused on completing transactions by calendar year-end with a high concentration of activity in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Our Services revenue partially mitigates this intra-year seasonality, due to the recurring nature of this service line which generates more stable revenues throughout the year.

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
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses, as well as other expenses such as depreciation and amortization, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
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
Adjustments to U.S. GAAP Financial Measures Used to Calculate Non-GAAP Financial Measures
During the periods presented in this Quarterly Report, we had the following adjustments:
Unrealized loss on investments, net represents net unrealized losses on fair value investments. Prior to 2024, this primarily reflected unrealized losses on our investment in WeWork.
Integration and other costs related to merger reflects the non-cash amortization expense of certain merger related retention awards that will be amortized through 2026, and the non-cash amortization expense of merger related deferred rent and tenant incentives which will be amortized through 2028.
Acquisition related costs and efficiency initiatives includes internal and external consulting costs incurred to implement certain distinct operating efficiency initiatives designed to realign our organization to be a more agile partner to our clients. These initiatives vary in frequency, amount and occurrence based on factors specific to each initiative. In addition, this includes certain direct costs incurred in connection with acquiring businesses.
Cost savings initiatives primarily reflects severance and other one-time employment-related separation costs related to actions to reduce headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued into the first quarter of 2024.
Servicing liability fees and amortization reflects the additional non-cash servicing liability fees accrued in connection with the A/R Securitization amendments in prior years. The liability will be amortized through June 2026.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$871.2	$896.8	(3)%	(3)%
Leasing	381.7	362.5	5%	5%
Capital markets	141.6	142.8	(1)%	(1)%
Valuation and other	103.1	101.9	1%	1%
Total service line fee revenue(1)	1,497.6	1,504.0	0%	0%
Gross contract reimbursables(2)	687.2	745.3	(8)%	(8)%
Total revenue	$2,184.8	$2,249.3	(3)%	(3)%

Costs and expenses:
Cost of services provided to clients	$1,145.3	$1,162.3	(1)%	(1)%
Cost of gross contract reimbursables	687.2	745.3	(8)%	(8)%
Total costs of services	1,832.5	1,907.6	(4)%	(4)%
Operating, administrative and other	296.0	315.9	(6)%	(6)%
Depreciation and amortization	32.5	36.9	(12)%	(12)%
Restructuring, impairment and related charges	5.0	7.2	(31)%	(30)%
Total costs and expenses	2,166.0	2,267.6	(4)%	(4)%
Operating income (loss)	18.8	(18.3)	n.m.	n.m.
Interest expense, net of interest income	(58.7)	(76.8)	(24)%	(24)%
Earnings from equity method investments	11.7	11.9	(2)%	(2)%
Other income (expense), net	1.7	(6.0)	n.m.	n.m.
Loss before income taxes	(26.5)	(89.2)	(70)%	(70)%
Provision for (benefit from) income taxes	2.3	(12.8)	n.m.	n.m.
Net loss	$(28.8)	$(76.4)	(62)%	(62)%
Net loss margin	(1.3)%	(3.4)%

Adjusted EBITDA	$78.1	$60.9	28%	29%
Adjusted EBITDA margin(3)	5.2%	4.0%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2024	2023
Net loss	$(28.8)	$(76.4)
Add/(less):
Depreciation and amortization	32.5	36.9
Interest expense, net of interest income	58.7	76.8
Provision for (benefit from) income taxes	2.3	(12.8)
Unrealized loss on investments, net	1.0	10.7
Integration and other costs related to merger	1.3	2.4
Acquisition related costs and efficiency initiatives	—	6.6
Cost savings initiatives	7.2	15.0
Servicing liability fees and amortization	(0.4)	—
Other(1)	4.3	1.7
Adjusted EBITDA	$78.1	$60.9
(1) For the three months ended March 31, 2024, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default. For the three months ended March 31, 2023, Other primarily includes non-cash stock-based compensation expense associated with certain one-time retention awards.

Summary of Total costs and expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Americas Fee-based operating expenses	$993.1	$1,029.4
EMEA Fee-based operating expenses	185.6	186.1
APAC Fee-based operating expenses	255.0	247.0
Cost of gross contract reimbursables	687.2	745.3
Segment operating expenses	2,120.9	2,207.8
Depreciation and amortization	32.5	36.9
Integration and other costs related to merger	1.3	2.4
Acquisition related costs and efficiency initiatives	—	6.6
Cost savings initiatives	7.2	15.0
Servicing liability fees and amortization	(0.4)	—
Other, including foreign currency movements(1)	4.5	(1.1)
Total costs and expenses	$2,166.0	$2,267.6
(1) For the three months ended March 31, 2024, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024, bad debt expense driven by a sublessee default, and the effects of movements in foreign currency. For the three months ended March 31, 2023, Other primarily includes non-cash stock-based compensation expense associated with certain one-time retention awards and the effects of movements in foreign currency.

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Revenue
Revenue of $2.2 billion decreased $64.5 million or 3% compared to the three months ended March 31, 2023, primarily driven by the Americas, which decreased 6%. This decline was principally driven by decreases in Services and Gross contract reimbursables revenue of 3% and 8%, respectively, primarily due to changes in client mix. Capital markets revenue declined 1%, driven by a 6% decline in the Americas, as volatility and uncertainty in the interest rate environment continued to challenge investment sales activity. Partially offsetting these trends was 5% growth in Leasing revenue, principally driven by EMEA, and 1% growth in Valuation and other revenue compared to the three months ended March 31, 2023.
Costs of services
Costs of services of $1.8 billion decreased $75.1 million or 4% compared to the three months ended March 31, 2023, principally driven by a decrease in third-party consumables of approximately $70.0 million. Cost of services provided to clients decreased 1% and Cost of gross contract reimbursables decreased 8%, primarily driven by the Americas, due to changes in client mix.
Operating, administrative and other
Operating, administrative and other expenses of $296.0 million decreased $19.9 million or 6% compared to the three months ended March 31, 2023, principally driven by a decrease in employment costs and the impact of cost savings initiatives.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $5.0 million decreased $2.2 million compared to the three months ended March 31, 2023, which reflected a decrease in severance and employment-related costs of $1.5 million, as well as a decrease in right-of-use asset impairment charges of $0.7 million. In 2023, the Company actioned certain cost savings initiatives, including a reduction in headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued into the first quarter of 2024.
Interest expense, net of interest income
Interest expense of $58.7 million decreased $18.1 million or 24% compared to the three months ended March 31, 2023, primarily related to a loss on debt extinguishment of $16.9 million, as well as $4.7 million of new transaction costs expensed in the first quarter of 2023 in connection with the refinancing of a portion of the borrowings under our 2018 Credit Agreement (see Note 9: Long-Term Debt and Other Borrowings in the Notes to the Condensed Consolidated Financial Statements for further information). The decrease in interest expense was partially offset by higher variable interest rates on our Term Loans compared to the prior year period.
Provision for (benefit from) income taxes
Provision for income taxes for the first quarter of 2024 was $2.3 million on a loss before income taxes of $26.5 million. For the first quarter of 2023, the benefit from income taxes was $12.8 million on a loss before income taxes of $89.2 million. The increase in income tax expense compared to the three months ended March 31, 2023 was primarily driven by a lower loss before income taxes and changes in the jurisdictional mix of earnings resulting in higher nondeductible losses when compared to the same period in 2023.
Net loss and Adjusted EBITDA
Net loss of $28.8 million decreased 62% compared to net loss of $76.4 million in the three months ended March 31, 2023. Net loss margin was 1.3% compared to net loss margin of 3.4% the three months ended March 31, 2023. The decrease in net loss was principally driven by growth in our Leasing and Valuation and other service lines as well as the impact of our cost savings initiatives. In addition, a loss on debt extinguishment incurred in the first quarter of 2023 contributed to the larger net loss in the prior year period. These favorable trends were partially offset by declines in Services.
Adjusted EBITDA of $78.1 million increased $17.2 million or 28% compared to the prior year period, driven by the same factors impacting Net loss above, with the exception of the loss on debt extinguishment incurred in the prior year period. Adjusted EBITDA margin, measured against service line fee revenue, of 5.2% expanded 117 basis points from the first quarter of 2023.

Segment Results
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

Americas Results
The following table summarizes our results of operations by our Americas segment for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$599.4	$628.4	(5)%	(5)%
Leasing	299.5	295.4	1%	1%
Capital markets	111.1	118.8	(6)%	(7)%
Valuation and other	35.4	33.0	7%	8%
Total service line fee revenue(1)	1,045.4	1,075.6	(3)%	(3)%
Gross contract reimbursables(2)	575.6	644.4	(11)%	(11)%
Total revenue	$1,621.0	$1,720.0	(6)%	(6)%

Costs and expenses:
Americas Fee-based operating expenses	$993.1	$1,029.4	(4)%	(3)%
Cost of gross contract reimbursables	575.6	644.4	(11)%	(11)%
Segment operating expenses	$1,568.7	$1,673.8	(6)%	(6)%

Net loss	$(16.8)	$(40.5)	(59)%	(59)%

Adjusted EBITDA	$64.4	$56.7	14%	14%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Americas revenue in the first quarter of 2024 was $1.6 billion, a decrease of $99.0 million or 6% from the first quarter of 2023. This decline was principally driven by lower Services and Gross contract reimbursables revenue which were down 5% and 11% primarily due to changes in client mix. In addition, volatility and uncertainty in the interest rate environment continued to challenge investment sales activity resulting in a decline in Capital markets revenue of 6%. Partially offsetting these declines was growth in Leasing and Valuation and other revenue of 1% and 7%, respectively.
Fee-based operating expenses of $1.0 billion decreased 4% principally due to lower sub-contractor costs and lower third-party consumable costs associated with revenue decreases in Services, as well as our cost savings initiatives.
Adjusted EBITDA of $64.4 million increased $7.7 million or 14%, primarily driven growth in our Leasing and Valuation and other service lines, as well as our cost savings initiatives. These trends were partially offset by declines in our Services and Capital markets service lines.

EMEA Results
The following table summarizes our results of operations by our EMEA segment for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$81.0	$86.8	(7)%	(9)%
Leasing	53.7	40.3	33%	30%
Capital markets	15.6	13.6	15%	12%
Valuation and other	43.6	42.2	3%	1%
Total service line fee revenue(1)	193.9	182.9	6%	3%
Gross contract reimbursables(2)	28.5	22.3	28%	24%
Total revenue	$222.4	$205.2	8%	6%

Costs and expenses:
EMEA Fee-based operating expenses	$185.6	$186.1	0%	(2)%
Cost of gross contract reimbursables	28.5	22.3	28%	24%
Segment operating expenses	$214.1	$208.4	3%	1%

Net loss	$(10.5)	$(24.3)	(57)%	(53)%

Adjusted EBITDA	$9.0	$(2.1)	n.m.	n.m.
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended March 31, 2024 compared to the three months ended March 31, 2023
EMEA revenue in the first quarter of 2024 was $222.4 million, an increase of $17.2 million or 8% from the first quarter of 2023. Excluding the favorable impact of foreign currency of $5.0 million, EMEA revenue increased 6% on a local currency basis. The increase was principally driven by growth in Leasing and Capital markets revenue which were up 30% and 12%, respectively, on a local currency basis, due to more favorable market conditions than the first quarter of 2023 driving momentum in trading across most markets. Gross contract reimbursables revenue also increased 24%, on a local currency basis, driven by changes in client mix. Partially offsetting these increases was a decline in Services revenue of 9%, on a local currency basis, due to declines in project management.
Fee-based operating expenses of $185.6 million decreased 2% on a local currency basis principally due to lower third-party consumable costs associated with revenue decreases in Services.
Adjusted EBITDA of $9.0 million increased $11.1 million compared to the first quarter of 2023, primarily driven by increases in transactions-based revenue and our cost savings initiatives.

APAC Results
The following table summarizes our results of operations by our APAC segment for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$190.8	$181.6	5%	7%
Leasing	28.5	26.8	6%	10%
Capital markets	14.9	10.4	43%	52%
Valuation and other	24.1	26.7	(10)%	(6)%
Total service line fee revenue(1)	258.3	245.5	5%	8%
Gross contract reimbursables(2)	83.1	78.6	6%	8%
Total revenue	$341.4	$324.1	5%	8%

Costs and expenses:
APAC Fee-based operating expenses	$255.0	$247.0	3%	6%
Cost of gross contract reimbursables	83.1	78.6	6%	9%
Segment operating expenses	$338.1	$325.6	4%	7%

Net loss	$(1.5)	$(11.6)	(87)%	(86)%

Adjusted EBITDA	$4.7	$6.3	(25)%	(25)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended March 31, 2024 compared to the three months ended March 31, 2023
APAC revenue in the first quarter of 2024 was $341.4 million, an increase of $17.3 million from the first quarter of 2023. Excluding the unfavorable impact of foreign currency of $8.3 million, APAC revenue increased 8% on a local currency basis. The increase was principally driven by growth in Leasing and Capital markets revenue which were up 10% and 52%, respectively, on a local currency basis, due to more favorable market conditions than the first quarter of 2023. Services revenue also increased 7%, on a local currency basis, due to increases in facilities management and project management. Partially offsetting these increases was a decline in Valuation and other revenue of 6% on a local currency basis.
Fee-based operating expenses of $255.0 million increased 6% on a local currency basis principally due to higher third-party consumable costs, partially offset by lower sub-contractor costs and our cost savings initiatives.
Adjusted EBITDA of $4.7 million decreased $1.6 million or 25% compared to the first quarter of 2023, primarily driven by increased operating expenses, partially offset by growth in transactions-based revenue and our cost savings initiatives.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves, debt capacity under our Revolver and funding from our A/R Securitization. Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While macroeconomic challenges and uncertainty continue to be present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with operating cash flow and cash on hand and, as necessary, borrowings under our Revolver or funding from our A/R Securitization. We continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or to obtain additional financing to fund investments, operations and obligations to further strengthen our financial position.
We have historically relied on our operating cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our operating cash flow is seasonal—typically lowest in the first quarter of the year, when revenue is lowest, and greatest in the fourth quarter of the year, when revenue is highest. The seasonal nature of our operating cash flow can result in a mismatch with funding needs, which we manage using available cash on hand and, as necessary, borrowings under our Revolver or funding from our A/R Securitization.
In the absence of a large strategic acquisition or other extraordinary events, we believe our cash on hand, cash flow from operations and availability under our Revolver will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may seek to take advantage of opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we consider attractive. In April 2024, we amended the 2018 Credit Agreement, under materially the same terms, to reprice $1.0 billion of the Company’s Term Loans due in 2030, reducing the applicable interest rate on the 2030 Tranche-2 by 25 basis points from 1-month Term SOFR plus 4.00% to 1-month Term SOFR plus 3.75%.
As of March 31, 2024, the Company had $1.7 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and availability on our undrawn Revolver of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the three months ended March 31, 2024 were $10.5 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of March 31, 2024, the Company had aggregate capital outstanding under this facility of $100.0 million. This amount was repaid in full in April 2024. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 13: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Three Months Ended March 31,
Cash Flow Summary	2024	2023
Net cash used in operating activities	$(125.1)	$(221.5)
Net cash (used in) provided by investing activities	(10.8)	73.3
Net cash used in financing activities	(72.9)	(42.8)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.6)	2.5
Total change in cash, cash equivalents and restricted cash	$(215.4)	$(188.5)
Operating Activities
We used $125.1 million of cash in operating activities during the three months ended March 31, 2024, a decrease of $96.4 million compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, we used net working capital for operations of $156.0 million, a decrease of $87.0 million compared to the three months ended March 31, 2023. The reduction in our use of net working capital was principally driven by decreases in trade receivables as a result of higher cash collections during the first quarter of 2024, lower cash payments of accounts payable, and a higher employee medical claims accrual. In addition, the decrease in cash flows used in operating activities was driven by a $47.6 million decline in net loss.
Investing Activities
We used $10.8 million of cash in investing activities during the three months ended March 31, 2024, which primarily represents capital expenditures of $10.5 million. This is compared to cash provided by investing activities of $73.3 million during the three months ended March 31, 2023, which was primarily driven by $90.0 million in capital funding from the facility limit secured by our A/R Securitization, offset by capital expenditures of $10.0 million and investments in equity securities of $4.8 million.
Financing Activities
We used $72.9 million of cash in financing activities during the three months ended March 31, 2024, an increase of $30.1 million from the three months ended March 31, 2023, primarily driven by repayment of borrowings under our 2018 Credit Agreement of $55.0 million, partially offset lower net settlement of equity awards for payment of employee related taxes. In addition, we paid debt issuance costs of $23.5 million in the first quarter of 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market and Other Risk Factors
Market Risk
The principal market risks we are exposed to are:
i.interest rates on debt obligations; and
ii.foreign exchange risk.
We manage these risks primarily by managing the amount, sources and duration of our debt funding and by using various derivative financial instruments such as interest rate swaps or foreign currency contracts. We enter into derivative instruments with trusted and diverse counterparties to reduce credit risk. These derivative instruments are strictly used for risk management purposes and, accordingly, are not used for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate volatility with regard to the Term Loans and any borrowings we draw under the Revolver.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2024, we elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.00%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR, plus 0.10% (which sum is subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 4.00% for the 2030 Tranche-2. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively. In April 2024, the Company repriced the 2030 Tranche-2, reducing the applicable interest rate to 1-month Term SOFR plus 3.75%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2024 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Disclosure Channels to Disseminate Information
Cushman & Wakefield investors and others should note that we announce material information to the public about the Company through a variety of means, including the Company’s website, press releases and SEC filings, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public, as such information could be deemed to be material information.
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2024, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
10.1
Amendment No. 7 to the Credit Agreement, dated as of April 9, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2024
10.2	Offer Letter, effective as of July 1, 2023, by and between Cushman & Wakefield Global, Inc. and Noelle Perkins*	Filed herewith
10.3	Form of 2024 Performance-Vested RSU Agreement – Selected Executive Officers*	Filed herewith
10.4	Form of 2024 Performance-Vested RSU Agreement – Senior Leaders*	Filed herewith
10.5	Form of 2024 Time-Vested RSU Agreement*	Filed herewith
10.6	Form of Deed of Indemnity for Directors*	Filed herewith
10.7	Form of Non-Executive Director Appointment Letter*	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD PLC

Date: April 29, 2024
/s/ Neil Johnston
Neil Johnston
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)