Form 10-Q
period 2024-06-30
Cushman & Wakefield plc
filed 2024-07-30
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 24, 2024, 229,249,806 of the Registrant’s ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
June 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$567.3	$767.7
Trade and other receivables, net of allowance of $87.8 and $85.2, as of June 30, 2024 and December 31, 2023, respectively	1,283.7	1,468.0
Income tax receivable	67.5	67.1
Short-term contract assets, net	296.7	311.0
Prepaid expenses and other current assets	229.1	189.4
Assets held for sale	147.7	—
Total current assets	2,592.0	2,803.2
Property and equipment, net	148.2	163.8
Goodwill	2,024.0	2,080.9
Intangible assets, net	711.9	805.9
Equity method investments	710.5	708.0
Deferred tax assets	109.3	67.4
Non-current operating lease assets	307.8	339.0
Other non-current assets	739.3	805.8
Total assets	$7,343.0	$7,774.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$141.7	$149.7
Accounts payable and accrued expenses	1,032.4	1,157.7
Accrued compensation	671.9	851.4
Income tax payable	27.6	20.8
Other current liabilities	238.7	217.6
Liabilities associated with assets held for sale	23.0	—
Total current liabilities	2,135.3	2,397.2
Long-term debt, net	3,001.7	3,096.9
Deferred tax liabilities	29.6	13.7
Non-current operating lease liabilities	283.8	319.6
Other non-current liabilities	253.1	268.6
Total liabilities	5,703.5	6,096.0
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 229,191,378 and 227,282,173 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	22.9	22.7
Additional paid-in capital	2,959.4	2,957.3
Accumulated deficit	(1,132.5)	(1,117.2)
Accumulated other comprehensive loss	(210.9)	(185.4)
Total equity attributable to the Company	1,638.9	1,677.4
Non-controlling interests	0.6	0.6
Total equity	1,639.5	1,678.0
Total liabilities and shareholders’ equity	$7,343.0	$7,774.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$2,288.0	$2,406.0	$4,472.8	$4,655.3
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,874.8	1,978.1	3,707.3	3,885.7
Operating, administrative and other	294.2	328.9	590.2	644.8
Depreciation and amortization	31.2	35.7	63.7	72.6
Restructuring, impairment and related charges	17.4	7.0	22.4	14.2
Total costs and expenses	2,217.6	2,349.7	4,383.6	4,617.3
Operating income	70.4	56.3	89.2	38.0
Interest expense, net of interest income	(60.8)	(57.9)	(119.5)	(134.7)
Earnings from equity method investments	4.3	12.8	16.0	24.7
Other income (expense), net	3.3	(4.8)	5.0	(10.8)
Earnings (loss) before income taxes	17.2	6.4	(9.3)	(82.8)
Provision for (benefit from) income taxes	3.7	1.3	6.0	(11.5)
Net income (loss)	$13.5	$5.1	$(15.3)	$(71.3)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.06	$0.02	$(0.07)	$(0.31)
Weighted average shares outstanding for basic earnings (loss) per share	229.0	227.1	228.5	226.7
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.06	$0.02	$(0.07)	$(0.31)
Weighted average shares outstanding for diluted earnings (loss) per share	231.5	227.1	228.5	226.7

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$13.5	$5.1	$(15.3)	$(71.3)
Other comprehensive (loss) income, net of tax:
Designated hedge (losses) gains	(2.4)	25.8	8.3	11.6
Defined benefit plan actuarial (losses) gains	(0.1)	(0.8)	0.8	(1.2)
Foreign currency translation	(1.7)	(1.4)	(34.6)	2.6
Total other comprehensive (loss) income	(4.2)	23.6	(25.5)	13.0
Total comprehensive income (loss)	$9.3	$28.7	$(40.8)	$(58.3)
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2024 and 2023
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2024	229.0	$22.9	$2,954.6	$(1,146.0)	$47.7	$(214.5)	$(39.9)	$(206.7)	$1,624.8	$0.6	$1,625.4
Net income	—	—	—	13.5	—	—	—	—	13.5	—	13.5
Stock-based compensation	—	—	5.4	—	—	—	—	—	5.4	—	5.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	(0.6)	—	—	—	—	—	(0.6)	—	(0.6)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	8.9	—	—	8.9	8.9	—	8.9
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(11.3)	—	—	(11.3)	(11.3)	—	(11.3)
Foreign currency translation	—	—	—	—	—	(1.7)	—	(1.7)	(1.7)	—	(1.7)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.1)	(0.1)	(0.1)	—	(0.1)
Balance as of June 30, 2024	229.2	$22.9	$2,959.4	$(1,132.5)	$45.3	$(216.2)	$(40.0)	$(210.9)	$1,638.9	$0.6	$1,639.5

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2023	227.0	$22.7	$2,916.1	$(1,158.2)	$34.5	$(196.6)	$(39.5)	(201.6)	1,579.0	$0.5	$1,579.5
Net income	—	—	—	5.1	—	—	—	—	5.1	—	5.1
Stock-based compensation	—	—	13.9	—	—	—	—	—	13.9	—	13.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	(0.2)	—	—	—	—	—	(0.2)	—	(0.2)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	34.4	—	—	34.4	34.4	—	34.4
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(8.6)	—	—	(8.6)	(8.6)	—	(8.6)
Foreign currency translation	—	—	—	—	—	(1.4)	—	(1.4)	(1.4)	—	(1.4)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.8)	(0.8)	(0.8)	—	(0.8)
Other activity	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2023	227.1	$22.7	$2,929.8	$(1,153.1)	$60.3	$(198.0)	$(40.3)	$(178.0)	$1,621.4	$0.6	$1,622.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2024 and 2023
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	(185.4)	1,677.4	$0.6	$1,678.0
Net loss	—	—	—	(15.3)	—	—	—	—	(15.3)	—	(15.3)
Stock-based compensation	—	—	11.9	—	—	—	—	—	11.9	—	11.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.9	0.2	(9.8)	—	—	—	—	—	(9.6)	—	(9.6)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	31.0	—	—	31.0	31.0	—	31.0
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(22.7)	—	—	(22.7)	(22.7)	—	(22.7)
Foreign currency translation	—	—	—	—	—	(34.6)	—	(34.6)	(34.6)	—	(34.6)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.8	0.8	0.8	—	0.8
Balance as of June 30, 2024	229.2	$22.9	$2,959.4	$(1,132.5)	$45.3	$(216.2)	$(40.0)	$(210.9)	$1,638.9	$0.6	$1,639.5

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(71.3)	—	—	—	—	(71.3)	—	(71.3)
Stock-based compensation	—	—	25.2	—	—	—	—	—	25.2	—	25.2
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.3	0.1	(6.9)	—	—	—	—	—	(6.8)	—	(6.8)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	25.6	—	—	25.6	25.6	—	25.6
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(14.0)	—	—	(14.0)	(14.0)	—	(14.0)
Foreign currency translation	—	—	—	—	—	2.6	—	2.6	2.6	—	2.6
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.2)	(1.2)	(1.2)	—	(1.2)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2023	227.1	$22.7	$2,929.8	$(1,153.1)	$60.3	$(198.0)	$(40.3)	$(178.0)	$1,621.4	$0.6	$1,622.0
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities
Net loss	$(15.3)	$(71.3)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	63.7	72.6
Impairment charges	1.2	2.1
Unrealized foreign exchange gain	(3.4)	(3.5)
Stock-based compensation	11.9	25.3
Lease amortization	45.4	48.5
Loss on debt extinguishment	—	8.7
Amortization of debt issuance costs	3.7	3.9
Earnings from equity method investments, net of distributions received	(5.3)	(10.4)
Change in deferred taxes	(30.1)	(4.1)
Provision for loss on receivables and other assets	7.7	1.8
Loss on disposal of business	12.5	1.4
Unrealized loss on equity securities, net	1.7	18.9
Other operating activities, net	(15.9)	9.4
Changes in assets and liabilities:
Trade and other receivables	115.4	114.4
Income taxes payable	5.7	(67.4)
Short-term contract assets and Prepaid expenses and other current assets	(2.8)	(19.2)
Other non-current assets	(25.0)	(38.7)
Accounts payable and accrued expenses	(79.0)	(72.2)
Accrued compensation	(167.4)	(227.7)
Other current and non-current liabilities	(28.0)	(30.8)
Net cash used in operating activities	(103.3)	(238.3)
Cash flows from investing activities
Payment for property and equipment	(22.3)	(20.6)
Investments in equity securities and equity method joint ventures	(0.9)	(5.5)
Return of beneficial interest in a securitization	(200.0)	(40.0)
Collection on beneficial interest in a securitization	280.0	210.0
Other investing activities, net	0.1	1.5
Net cash provided by investing activities	56.9	145.4
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(9.7)	(7.4)
Payment of deferred and contingent consideration	(14.3)	(12.6)
Proceeds from borrowings	—	1,000.0
Repayment of borrowings	(100.0)	(1,000.0)
Debt issuance costs	—	(23.5)
Payment of finance lease liabilities	(15.5)	(13.6)
Other financing activities, net	(1.0)	2.1
Net cash used in financing activities	(140.5)	(55.0)

Change in cash, cash equivalents and restricted cash	(186.9)	(147.9)
Cash, cash equivalents and restricted cash, beginning of the period	801.2	719.0
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(9.4)	1.7
Cash, cash equivalents and restricted cash, end of the period	$604.9	$572.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
There have been no recently issued accounting standards that the Company adopted during the six months ended June 30, 2024. The following accounting pronouncements have been issued but are not effective for the current reporting period and have not been early adopted by the Company:
Business Combinations – Joint Ventures
In August 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is effective for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted. Joint ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. The Company intends to apply this guidance for future arrangements meeting the definition of a joint venture prospectively after the guidance is effective.
SEC Staff Bulletins and Releases
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the SEC’s removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not anticipate that these amendments will have an impact on its financial statements and related disclosures.

Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to amend reportable segment disclosure requirements. ASU 2023-07 requires interim and annual disclosures about significant segment expenses that are regularly provided to an entity’s chief operating decision maker or those charged with assessing segment performance and allocating resources. The guidance is effective for annual periods that began after December 15, 2023 and interim periods beginning after December 15, 2024. The amended disclosure requirements are to be applied retrospectively. The Company is currently evaluating the impact that this ASU will have on its financial statement disclosures. Beginning with the Company’s Form 10-K that will be filed for the annual period ending December 31, 2024, this ASU will result in expanded disclosures related to each reportable segment but will have no impact on the Company’s financial position or results of operations.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to amend certain disclosure and presentation requirements. ASU 2023-09 requires entities to disclose disaggregated information within its effective tax rate reconciliation as well as additional information related to income taxes paid, such as the amount paid disaggregated by jurisdiction, among other disclosures. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amended disclosure and presentation requirements are to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact that this ASU will have on its financial statement disclosures as well as the method of adoption. Beginning with the Company’s Form 10-K that will be filed for the annual period ending December 31, 2025, this ASU will result in expanded disclosures related to income taxes but will have no impact on the Company’s financial position or results of operations.

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
Adjusted EBITDA is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss on investments, net, loss on disposal group, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

Summarized financial information by segment is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Total revenue
Americas	$1,713.4	$1,836.5	(7)%	$3,334.4	$3,556.7	(6)%
EMEA	221.9	239.9	(8)%	444.2	445.2	0%
APAC	352.7	329.6	7%	694.2	653.4	6%
Total revenue	$2,288.0	$2,406.0	(5)%	$4,472.8	$4,655.3	(4)%

Adjusted EBITDA
Americas	$109.0	$116.4	(6)%	$173.4	$173.1	0%
EMEA	13.2	16.9	(22)%	22.2	14.8	50%
APAC	16.7	12.8	30%	21.4	19.1	12%
Adjusted EBITDA	$138.9	$146.1	(5)%	$217.0	$207.0	5%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$13.5	$5.1	$(15.3)	$(71.3)
Add/(less):
Depreciation and amortization	31.2	35.7	63.7	72.6
Interest expense, net of interest income	60.8	57.9	119.5	134.7
Provision for (benefit from) income taxes	3.7	1.3	6.0	(11.5)
Unrealized loss on investments, net	0.7	8.2	1.7	18.9
Loss on disposal group	14.0	1.8	14.0	1.8
Integration and other costs related to merger	1.5	2.0	2.8	4.4
Acquisition related costs and efficiency initiatives	—	5.1	—	11.7
Cost savings initiatives	10.2	12.2	17.4	27.2
CEO transition costs	1.9	2.3	1.9	2.3
Servicing liability fees and amortization	(0.5)	11.6	(0.9)	11.6
Other	1.9	2.9	6.2	4.6
Adjusted EBITDA	$138.9	$146.1	$217.0	$207.0

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for both the six months ended June 30, 2024 and 2023, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS in those periods. Approximately 2.8 million and 0.5 million of potentially dilutive shares for the six months ended June 30, 2024 and 2023, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS
Net income (loss)	$13.5	$5.1	$(15.3)	$(71.3)
Weighted average shares outstanding for basic earnings (loss) per share	229.0	227.1	228.5	226.7
Basic earnings (loss) per share attributable to common shareholders	$0.06	$0.02	$(0.07)	$(0.31)
Diluted EPS
Net income (loss)	$13.5	$5.1	$(15.3)	$(71.3)
Weighted average shares outstanding for basic earnings (loss) per share	229.0	227.1	228.5	226.7
Dilutive effect of restricted stock units	2.5	—	—	—
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding for diluted earnings (loss) per share	231.5	227.1	228.5	226.7
Diluted earnings (loss) per share attributable to common shareholders	$0.06	$0.02	$(0.07)	$(0.31)

Note 5: Revenue
Disaggregation of Revenue
Effective January 1, 2024, the Property, facilities and project management service line was renamed to Services. The change was to the name only and had no impact on the composition of the Company’s service lines or its historical results.
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended June 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,183.4	$107.6	$270.4	$1,561.4
Leasing	At a point in time	358.3	54.0	44.2	456.5
Capital markets	At a point in time	132.7	19.2	11.7	163.6
Valuation and other	At a point in time or over time	39.0	41.1	26.4	106.5
Total revenue		$1,713.4	$221.9	$352.7	$2,288.0

		Three Months Ended June 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,281.4	$124.8	$246.7	$1,652.9
Leasing	At a point in time	351.5	54.1	42.3	447.9
Capital markets	At a point in time	164.1	18.0	10.4	192.5
Valuation and other	At a point in time or over time	39.5	43.0	30.2	112.7
Total revenue		$1,836.5	$239.9	$329.6	$2,406.0

		Six Months Ended June 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$2,351.2	$216.7	$544.2	$3,112.1
Leasing	At a point in time	663.8	107.7	72.7	844.2
Capital markets	At a point in time	244.3	34.8	26.7	305.8
Valuation and other	At a point in time or over time	75.1	85.0	50.6	210.7
Total revenue		$3,334.4	$444.2	$694.2	$4,472.8

		Six Months Ended June 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$2,546.4	$233.4	$506.5	$3,286.3
Leasing	At a point in time	653.5	94.7	68.9	817.1
Capital markets	At a point in time	283.1	31.6	20.8	335.5
Valuation and other	At a point in time or over time	73.7	85.5	57.2	216.4
Total revenue		$3,556.7	$445.2	$653.4	$4,655.3
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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	June 30, 2024	December 31, 2023
Short-term contract assets	$315.8	$352.7
Contract asset allowances	(19.1)	(41.7)
Short-term contract assets, net	296.7	311.0

Non-current contract assets	62.4	81.1
Contract asset allowances	(2.2)	(2.2)
Non-current contract assets, net included in Other non-current assets	60.2	78.9

Total contract assets, net	$356.9	$389.9

Contract liabilities included in Accounts payable and accrued expenses	$62.6	$57.0
The amount of revenue recognized during the six months ended June 30, 2024 that was included in the contract liabilities balance at the beginning of the period was $25.8 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2023	$1,518.3	$320.8	$241.8	$2,080.9
Reclassified to assets held for sale	(44.4)	—	—	(44.4)
Effect of movements in exchange rates	(1.9)	(5.5)	(5.1)	(12.5)
Balance as of June 30, 2024	$1,472.0	$315.3	$236.7	$2,024.0
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
For the six months ended June 30, 2024 and 2023, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,258.5	(1,092.7)	165.8
Other intangible assets	5	15.3	(15.2)	0.1
Total intangible assets		$1,819.8	$(1,107.9)	$711.9

		As of December 31, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,375.2	(1,115.7)	259.5
Other intangible assets	5	15.3	(14.9)	0.4
Total intangible assets		$1,936.5	$(1,130.6)	$805.9
Amortization expense was $12.4 million and $16.3 million for the three months ended June 30, 2024 and 2023, respectively, and $25.7 million and $33.1 million for the six months ended June 30, 2024 and 2023, respectively.
No impairments of intangible assets were recorded during the six months ended June 30, 2024 and 2023.
During the three months ended June 30, 2024, the Company reclassified customer relationships, net of $67.2 million into assets held for sale. Refer to Note 7: Assets Held for Sale for additional information.

Note 7: Assets Held for Sale
On June 18, 2024, the Company entered into a purchase agreement with an unrelated third party to sell a non-core business that provides a third-party supplier network to support a small portion of our Services clients in the Americas segment (the “Disposal Group”) for cash consideration. The sale is expected to close in the third quarter of 2024. The Company determined that the Disposal Group met the criteria to be classified as held for sale in accordance with ASC 360, Property, Plant, and Equipment, but would not be considered discontinued operations as the sale of the Disposal Group neither represents a strategic shift nor will it have a material impact on the Company’s operations and financial results.

Assets classified as held for sale are reported at the lower of the carrying value or fair value less costs to sell. When the carrying value exceeds the fair value less costs to sell, a loss is recognized. The Company estimated the fair value of the Disposal Group based on the purchase price and reduced the carrying value of the Disposal Group to its fair value less costs to sell, which resulted in a loss of $12.5 million. The loss was recognized within Restructuring, impairment and related charges in the Condensed Consolidated Statements of Operations. The assets and liabilities associated with the Disposal Group are presented in the Condensed Consolidated Balance Sheets as Assets held for sale and Liabilities associated with assets held for sale, respectively, as of June 30, 2024.
The following table presents information related to the major classes of assets and liabilities that were part of the Disposal Group classified as held for sale in the Condensed Consolidated Balance Sheets (in millions):

As of
June 30, 2024
Cash and cash equivalents	$2.4
Trade and other receivables, net of allowance	43.7
Prepaid expenses and other current assets	2.3
Goodwill	44.4
Intangible assets, net	67.2
Non-current operating lease assets	0.2
Loss on disposal group	(12.5)
Total Assets held for sale	$147.7

Accounts payable and accrued expenses	$21.9
Accrued compensation	1.1
Total Liabilities associated with assets held for sale	$23.0

Note 8: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Vanke JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Vanke JV and recognized royalty fee income of $2.8 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $4.4 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively, which is included in Other income (expense), net in the Condensed Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	June 30, 2024	December 31, 2023
Greystone JV	$578.2	$574.9
Vanke JV	122.8	122.7
Other investments	9.5	10.4
Total Equity method investments	$710.5	$708.0
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Greystone JV	$1.9	$8.4	$11.1	$16.8
Vanke JV	2.0	3.5	3.0	5.7
Other investments	0.4	0.9	1.9	2.2
Total Earnings from equity method investments	$4.3	$12.8	$16.0	$24.7
The Company received distributions from equity method investments of $6.7 million and $10.2 million during the three months ended June 30, 2024 and 2023, respectively, and $10.7 million and $14.3 million during the six months ended June 30, 2024 and 2023, respectively.

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
Interest Rate Derivative Instruments
As of June 30, 2024, the Company’s active interest rate hedging instruments consisted of nine interest rate swap agreements designated as cash flow hedges. Of the designated cash flow hedges, there are three interest rate swap agreements with a notional amount of $1.4 billion expiring on August 21, 2025 and six interest rate swap agreements with a notional amount of $550.0 million expiring on May 31, 2028.
In addition, the Company previously elected to terminate certain interest rate swap agreements in November 2022 and June 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements, which were scheduled to expire on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2024 and December 31, 2023, there were $46.4 million and $34.5 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 10: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $36.8 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized losses of $2.0 million and $7.3 million, and unrealized gains of $0.6 million and unrealized losses $0.2 million during the three and six months ended June 30, 2024, respectively. The Company recognized realized losses of $7.1 million and $9.8 million, offset by unrealized gains of $1.3 million and $0.4 million during the three and six months ended June 30, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had 30 and 27 foreign currency exchange forward contracts outstanding covering a notional amount of $772.2 million and $1.3 billion, respectively. As of June 30, 2024 and December 31, 2023, the Company had not posted, and did not hold, any collateral related to these agreements.

The following table presents the fair value of derivatives as of June 30, 2024 and December 31, 2023 (in millions):

		June 30, 2024		December 31, 2023
	June 30, 2024	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$20.7	$—	$4.3	$6.7
Non-designated:
Foreign currency forward contracts	$772.2	$0.8	$0.6	$1.0	$0.7
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
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended June 30, 2024
Interest rate cash flow hedges	$(47.7)	$(8.9)	$11.3	$(45.3)

Three Months Ended June 30, 2023
Interest rate cash flow hedges	$(34.5)	$(34.4)	$8.6	$(60.3)
(1) Amount is net of related deferred tax expense of $1.8 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively.
(2) Amount is net of related deferred tax benefit of $0.7 million and expense of $3.7 million for the three months ended June 30, 2024 and 2023, respectively.
During the three months ended June 30, 2024 and 2023, gains of $11.3 million and $8.6 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and 2023 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive (Gain) Loss
Six Months Ended June 30, 2024
Interest rate cash flow hedges	$(37.0)	$(31.0)	$22.7	$(45.3)

Six Months Ended June 30, 2023
Interest rate cash flow hedges	$(48.7)	$(25.6)	$14.0	$(60.3)
(1) Amount is net of related deferred tax benefit of $2.5 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively.
(2) Amount is net of related deferred tax expense of $3.6 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024 and 2023, gains of $22.7 million and $14.0 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 10: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	June 30, 2024	December 31, 2023
Collateralized:
Term Loan, due August 2025	$97.9	$192.9
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $10.4 million and $10.7 million, respectively	982.1	984.3
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $18.8 million and $19.5 million, respectively	978.7	980.5
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $5.6 million and $6.3 million, respectively	644.4	643.7
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $6.2 million and $6.7 million, respectively	393.8	393.3
Finance lease liabilities	40.4	45.9
Total	3,137.3	3,240.6
Less: current portion of long-term debt	(135.6)	(143.7)
Total Long-term debt, net	$3,001.7	$3,096.9
2018 Credit Agreement
On August 21, 2018, the Company entered into an initial $3.5 billion credit agreement (as amended from time to time, the “2018 Credit Agreement”), comprised of an initial $2.7 billion senior secured term loan (the “Initial Term Loan”) and an initial $810.0 million revolving credit facility (the “Revolver”).
Term Loans
Net proceeds from the Initial Term Loan were $2.7 billion ($2.7 billion initial aggregate principal amount less $13.5 million stated discount and $20.6 million in debt transaction costs).
On January 20, 2020, the Company refinanced the Initial Term Loan under materially the same terms, incurring an additional $11.1 million in debt transaction costs.
On January 31, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the $2.6 billion aggregate principal amount outstanding under the Initial Term Loan to January 31, 2030 (the “2030 Tranche-1”), incurring an additional $15.3 million in debt transaction costs which were capitalized and will be amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $16.9 million within Interest expense, net of interest income, consisting of $8.7 million in unamortized deferred financing costs and $8.2 million in certain new transaction costs paid to creditors. The Company also recognized $4.7 million of new transaction costs directly in Interest expense in the first quarter of 2023. At the time of this amendment, the August 21, 2025 maturity date of the then remaining $1.6 billion principal balance outstanding under the Initial Term Loan was not changed.
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

On August 24, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the then-remaining $1.6 billion aggregate principal amount outstanding under the Initial Term Loan to January 31, 2030 (the “2030 Tranche-2”), incurring an additional $20.4 million in debt transaction costs which were capitalized and will be amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $23.6 million within Interest expense, net of interest income, consisting of $10.6 million in unamortized deferred financing costs and $13.0 million in certain new transaction costs paid to creditors. The Company also recognized $2.5 million of transaction costs directly in Interest expense in the third quarter of 2023. Upon execution of this amendment, along with the repayment of principal outstanding thereunder using proceeds from the offering of $400.0 million in senior secured notes (discussed below), the Initial Term Loan had a remaining aggregate principal balance outstanding of $192.9 million and a maturity date of August 21, 2025. We refer to this remaining aggregate principal balance as the “2025 Tranche” and we refer to the 2025 Tranche, the 2030 Tranche-1 and the 2030 Tranche-2 collectively as the “Term Loans”.
On April 9, 2024, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-2, reducing the applicable interest rate from 1-month Term SOFR plus 4.00% to 1-month Term SOFR plus 3.75%. There were no other material changes to the terms and conditions of the 2018 Credit Agreement. As a result of the reprice, the Company incurred additional debt transaction costs of $2.0 million, of which $0.5 million were capitalized and will be amortized over the remaining term of the loan and $1.5 million were recognized directly in Interest expense, net of interest income.
On June 18, 2024, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-1, reducing the applicable interest rate from 1-month Term SOFR, plus 0.10%, plus 3.25% to 1-month Term SOFR plus 3.00%. There were no other material changes to the terms and conditions of the 2018 Credit Agreement. As a result of the reprice, the Company incurred additional debt transaction costs of $1.9 million, of which $0.5 million were capitalized and will be amortized over the remaining term of the loan and $1.4 million were recognized directly in Interest expense, net of interest income.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2024, the Company elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.00% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.75% for the 2030 Tranche-2. As of June 30, 2024, the effective interest rates were 8.21%, 8.57%, and 9.52% for the 2025 Tranche, the 2030 Tranche-1, and the 2030 Tranche-2, respectively.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. The 2018 Credit Agreement amendments entered into in the second quarter of 2024 deferred the mandatory principal payments for the 2030 Tranche-1 and the 2030 Tranche-2 for two quarters, with such principal payments re-commencing in December 2024. All required principal payments under the 2025 Tranche have been satisfied until maturity.
In March and June 2024, the Company elected to prepay $50.0 million and $45.0 million, respectively, of the 2025 Tranche resulting in a remaining aggregate principal balance outstanding under the 2025 Tranche of $97.9 million. These optional prepayments, along with the required principal payment of $5.0 million in the first quarter of 2024, brought the Company’s aggregate year-to-date debt repayment to $100.0 million.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of June 30, 2024 and December 31, 2023.

Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.97% as of June 30, 2024.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. In addition, the Company recognized a loss on debt extinguishment of $1.4 million and directly expensed transaction costs of $1.5 million within Interest expense, net of interest income in the third quarter of 2023 related to this issuance. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 9.09% as of June 30, 2024.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of June 30, 2024 and December 31, 2023.

Note 11: Commitments and Contingencies
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
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, contingent liabilities recorded within Other current liabilities were $106.3 million and $80.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $57.0 million and $53.1 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of June 30, 2024 and December 31, 2023, E&O and other litigation claims were $60.0 million and $55.4 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $103.3 million and $78.1 million, respectively.
The Company had insurance recoverable balances for E&O claims as of June 30, 2024 and December 31, 2023 totaling $0.8 million and $0.8 million, respectively.

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
The Company believes that it has appropriately applied the payroll tax rules, including as a result of its consideration of a recent ruling by an appellate court in the jurisdiction, and disagrees with the amounts claimed. However, the Company recorded an immaterial liability as of December 31, 2023 that is equal to the estimated probable loss for the years under review. The Company continues to assess this matter and it is reasonably possible that the matter could result in an additional, potentially material, liability in future periods. There have been no changes to the estimated liability during the six months ended June 30, 2024.
401(k) Nondiscrimination Testing
In 2023, the Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The amount of the estimated corrective contribution is not material and there have been no material changes to the estimated amount during the six months ended June 30, 2024.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 8 years and maximum potential future payments of approximately $74.8 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.
Greystone JV Indemnity
On November 27, 2023, Greystone Servicing Company LLC (“GSC”), a wholly-owned subsidiary of the Greystone JV, entered into an indemnity agreement with Federal Home Loan Mortgage Corporation (“Freddie Mac”), which agreement is not in the normal course of GSC’s business, whereby Freddie Mac agreed to issue one or more loan commitment letters regarding the purchase of 45 first mortgage multifamily property loans brokered by a certain independent broker under temporary suspension by Freddie Mac (“Brokered Loans”). In exchange, GSC agreed to indemnify and hold Freddie Mac harmless from any claims or losses related to such Brokered Loans that result from any fraud, misinterpretation or omission. The Brokered Loans are currently performing and have not had any material impact on the Greystone JV at this time. The Company will continue to assess this matter and, although it considers the future indemnity obligations related to these Brokered Loans to be remote, it is possible that the matter could result in an additional, potentially material, liability for the Greystone JV in future periods. Any potential impact to the Greystone JV would only impact the Company’s Condensed Consolidated Financial Statements by our 40% interest in the Greystone JV.

Note 12: Related Party Transactions
As of June 30, 2024 and December 31, 2023, the Company had receivables from brokers and other employees of $51.4 million and $49.9 million, respectively, that are included in Prepaid expenses and other current assets, and $340.5 million and $311.7 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
In addition, the Company recognized royalty fee income from equity method investments as disclosed in Note 8: Equity Method Investments.

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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of June 30, 2024 and December 31, 2023, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 14: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $3.2 billion and $3.3 billion as of June 30, 2024 and December 31, 2023, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.1 billion and $3.2 billion as of June 30, 2024 and December 31, 2023, respectively, which excludes debt issuance costs. Refer to Note 10: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in millions):

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	29.2	29.2	—	—
Interest rate swap agreements	20.7	—	20.7	—
Foreign currency forward contracts	0.8	—	0.8	—
Total	$51.7	$30.2	$21.5	$—
Liabilities
Deferred compensation plan liabilities	$31.3	$31.3	$—	$—
Foreign currency forward contracts	0.6	—	0.6	—
Earn-out liabilities	13.7	—	—	13.7
Total	$45.6	$31.3	$0.6	$13.7

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	31.0	31.0	—	—
Interest rate swap agreements	4.3	—	4.3	—
Foreign currency forward contracts	1.0	—	1.0	—
Total	$37.3	$32.0	$5.3	$—
Liabilities
Deferred compensation plan liabilities	$33.1	$33.1	$—	$—
Interest rate swap agreements	6.7	—	6.7	—
Foreign currency forward contracts	0.7	—	0.7	—
Earn-out liabilities	25.6	—	—	25.6
Total	$66.1	$33.1	$7.4	$25.6
During the six months ended June 30, 2024, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2023.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the Company had the potential to make a maximum of $16.9 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 5 years.

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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2024	2023
Balance as of January 1,	$25.6	$29.3
Net change in fair value and other adjustments	0.9	0.7
Payments	(12.8)	(4.1)
Balance as of June 30,	$13.7	$25.9
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of June 30, 2024 and December 31, 2023, our investments in early stage proptech companies had a fair value of approximately $40.5 million and $40.7 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of June 30, 2024 and December 31, 2023, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $74.1 million and $79.0 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income (expense), net, in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized unrealized losses of $0.7 million and $1.7 million, respectively, on our real estate investments. During the three and six months ended June 30, 2023, the Company recognized an unrealized loss of $7.8 million and $17.7 million, respectively, related to our investment in WeWork and unrealized losses of $0.4 million and $1.2 million, respectively, on our other real estate investments.

Note 14: Accounts Receivable Securitization
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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of June 30, 2024 and December 31, 2023, the DPP receivable of $145.0 million and $219.6 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the six months ended June 30, 2024 and 2023, receivables sold under the A/R Securitization were $1.2 billion and $1.4 billion, respectively, and cash collections from customers on receivables sold were $1.2 billion and $1.4 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2024 and December 31, 2023, the outstanding principal on receivables sold under the A/R Securitization was $350.3 million and $345.7 million, respectively.
This A/R Securitization also provides funding from the Purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of June 30, 2024 and December 31, 2023, the Company had aggregate capital outstanding under this facility of $180.0 million and $100.0 million, respectively. On June 20, 2023, the Company amended the A/R Securitization to extend the maturity date to June 19, 2026 and incurred a servicing liability fee of $11.3 million in connection with the amendment, which will be amortized through the maturity date of the program.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$567.3	$767.7
Restricted cash recorded in Prepaid expenses and other current assets	35.2	33.5
Cash and cash equivalents recorded in Assets held for sale	2.4	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$604.9	$801.2
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Cash paid for:
Interest	$137.3	$120.7
Income taxes	28.2	59.1
Operating leases	55.8	58.1
Non-cash investing/financing activities:
Property and equipment additions through finance leases	9.8	16.3
Increase in beneficial interest in a securitization	5.4	17.4
Right of use assets obtained through operating leases	18.6	34.0

Note 16: Subsequent Events
The Company has evaluated subsequent events through July 29, 2024, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

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
Highlights from the period ended June 30, 2024:
Second Quarter Results:
•Revenue of $2.3 billion for the second quarter of 2024 decreased 5% from the second quarter of 2023.
◦Leasing grew 2% driven by the Americas and APAC.
◦Services, Capital markets and Valuation and other declined 3%, 15% and 4%, respectively.
•Net income of $13.5 million for the second quarter of 2024 increased $8.4 million compared to net income of $5.1 million for the second quarter of 2023. Diluted earnings per share was $0.06 for the quarter.
◦Adjusted EBITDA of $138.9 million decreased 5% from the second quarter of 2023.
•In June 2024, we repriced the 2030 Tranche-1, reducing the applicable interest rate by 35 basis points to 1-month Term SOFR plus 3.00%. In addition, we elected to prepay $45.0 million of the 2025 Tranche.
•On June 18, 2024, we signed a definitive agreement to sell a non-core business that provides a third-party supplier network to support a small portion of our Services clients in the U.S. and Canada (the “Disposal Group”). This transaction will further the Company’s strategic focus on core long-term growth opportunities and is expected to accelerate optional debt repayment. The sale is expected to close during the third quarter of 2024.
Year-to-Date Results:
•Revenue of $4.5 billion for the first half of 2024 decreased 4% from the first half of 2023.
◦Solid Leasing growth of 3% was driven by broad strength across all segments.
◦Services, Capital markets and Valuation and other declined 3%, 9% and 1%, respectively.
•Net loss of $15.3 million for the first half of 2024 improved 79% compared to net loss of $71.3 million for the first half of 2023. Diluted loss per share for the first half of 2024 was $0.07.
◦Adjusted EBITDA of $217.0 million increased 5% from the first half of 2023.
•Liquidity as of June 30, 2024 was $1.7 billion, consisting of availability on the Company’s undrawn Revolver of $1.1 billion and cash and cash equivalents of $0.6 billion.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit and the capital markets. During the first half of 2024, these macroeconomic challenges, including elevated interest rates, led to ongoing volatility within global capital and credit markets, which negatively impacted demand for our services. While there continues to be significant macroeconomic uncertainty in many markets around the world, we experienced positive momentum in our Leasing service line, which grew 3% in revenue compared to the first half of 2023.

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

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company’s 2023 Annual Report. There have been no material changes to these policies or estimates as of June 30, 2024.
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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized loss on investments, net, loss on disposal group, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.

Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses, as well as other expenses such as depreciation and amortization, loss on disposal group, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables.
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
Loss on disposal group reflects the loss of $12.5 million recognized in the second quarter of 2024 to reduce the carrying value of the Disposal Group to its fair value less costs to sell, as well as $1.5 million of other transaction costs associated with the pending sale. In 2023, loss on disposal group reflects a loss on the sale of a business in APAC.
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
Cost savings initiatives primarily reflects severance and other one-time employment-related separation costs related to actions to reduce headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued in the first half of 2024.
CEO transition costs in 2024 reflects certain payroll taxes associated with compensation for John Forrester, the Company’s former Chief Executive Officer. In 2023, CEO transition costs reflects accelerated stock-based compensation expense associated with stock awards granted to Mr. Forrester, who stepped down from the position of CEO as of June 30, 2023, but who remained employed by the Company as a Strategic Advisor until December 31, 2023. The requisite service period under the applicable award agreements was satisfied upon Mr. Forrester’s retirement from the Company on December 31, 2023. We believe the accelerated expense for these stock awards, as well as the payroll taxes associated with such compensation, are similar in nature to one-time severance benefits and are not normal, recurring operating expenses necessary to operate the business.
Servicing liability fees and amortization reflects the additional non-cash servicing liability fees accrued in connection with the A/R Securitization amendments in prior years. The liability will be amortized through June 2026.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$864.5	$888.9	(3)%	(2)%	$1,735.6	$1,785.7	(3)%	(2)%
Leasing	450.3	441.8	2%	2%	832.0	804.4	3%	4%
Capital markets	163.2	191.9	(15)%	(14)%	304.8	334.8	(9)%	(9)%
Valuation and other	105.7	110.3	(4)%	(3)%	208.9	212.0	(1)%	(1)%
Total service line fee revenue(1)	1,583.7	1,632.9	(3)%	(2)%	3,081.3	3,136.9	(2)%	(1)%
Gross contract reimbursables(2)	704.3	773.1	(9)%	(9)%	1,391.5	1,518.4	(8)%	(8)%
Total revenue	$2,288.0	$2,406.0	(5)%	(4)%	$4,472.8	$4,655.3	(4)%	(4)%

Costs and expenses:
Cost of services provided to clients	$1,170.5	$1,205.0	(3)%	(2)%	$2,315.8	$2,367.3	(2)%	(2)%
Cost of gross contract reimbursables	704.3	773.1	(9)%	(9)%	1,391.5	1,518.4	(8)%	(8)%
Total costs of services	1,874.8	1,978.1	(5)%	(5)%	3,707.3	3,885.7	(5)%	(4)%
Operating, administrative and other	294.2	328.9	(11)%	(10)%	590.2	644.8	(8)%	(8)%
Depreciation and amortization	31.2	35.7	(13)%	(12)%	63.7	72.6	(12)%	(12)%
Restructuring, impairment and related charges	17.4	7.0	n.m.	n.m.	22.4	14.2	58%	57%
Total costs and expenses	2,217.6	2,349.7	(6)%	(5)%	4,383.6	4,617.3	(5)%	(5)%
Operating income	70.4	56.3	25%	27%	89.2	38.0	n.m.	n.m.
Interest expense, net of interest income	(60.8)	(57.9)	5%	5%	(119.5)	(134.7)	(11)%	(11)%
Earnings from equity method investments	4.3	12.8	(66)%	(66)%	16.0	24.7	(35)%	(35)%
Other income (expense), net	3.3	(4.8)	n.m.	n.m.	5.0	(10.8)	n.m.	n.m.
Earnings (loss) before income taxes	17.2	6.4	n.m.	n.m.	(9.3)	(82.8)	(89)%	(89)%
Provision for (benefit from) income taxes	3.7	1.3	n.m.	n.m.	6.0	(11.5)	n.m.	n.m.
Net income (loss)	$13.5	$5.1	n.m.	n.m.	$(15.3)	$(71.3)	(79)%	(79)%
Net income (loss) margin	0.6%	0.2%			(0.3)%	(1.5)%

Adjusted EBITDA	$138.9	$146.1	(5)%	(4)%	$217.0	$207.0	5%	6%
Adjusted EBITDA margin(3)	8.8%	8.9%			7.0%	6.6%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$13.5	$5.1	$(15.3)	$(71.3)
Add/(less):
Depreciation and amortization	31.2	35.7	63.7	72.6
Interest expense, net of interest income	60.8	57.9	119.5	134.7
Provision for (benefit from) income taxes	3.7	1.3	6.0	(11.5)
Unrealized loss on investments, net	0.7	8.2	1.7	18.9
Loss on disposal group	14.0	1.8	14.0	1.8
Integration and other costs related to merger	1.5	2.0	2.8	4.4
Acquisition related costs and efficiency initiatives	—	5.1	—	11.7
Cost savings initiatives	10.2	12.2	17.4	27.2
CEO transition costs	1.9	2.3	1.9	2.3
Servicing liability fees and amortization	(0.5)	11.6	(0.9)	11.6
Other(1)	1.9	2.9	6.2	4.6
Adjusted EBITDA	$138.9	$146.1	$217.0	$207.0
(1) For the three months ended June 30, 2024, Other primarily reflects one-time consulting costs associated with certain legal entity reorganization projects and a secondary offering of our ordinary shares by our former shareholders. For the six months ended June 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default. For the three and six months ended June 30, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards.

Summary of Total costs and expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas Fee-based operating expenses	$1,026.3	$1,067.0	$2,019.4	$2,093.2
EMEA Fee-based operating expenses	181.7	191.4	367.3	377.0
APAC Fee-based operating expenses	247.9	240.7	502.9	486.9
Cost of gross contract reimbursables	704.3	773.1	1,391.5	1,518.4
Segment operating expenses	2,160.2	2,272.2	4,281.1	4,475.5
Depreciation and amortization	31.2	35.7	63.7	72.6
Loss on disposal group	14.0	1.8	14.0	1.8
Integration and other costs related to merger	1.5	2.0	2.8	4.4
Acquisition related costs and efficiency initiatives	—	5.1	—	11.7
Cost savings initiatives	10.2	12.2	17.4	27.2
CEO transition costs	1.9	2.3	1.9	2.3
Servicing liability fees and amortization	(0.5)	11.6	(0.9)	11.6
Other, including foreign currency movements(1)	(0.9)	6.8	3.6	10.2
Total costs and expenses	$2,217.6	$2,349.7	$4,383.6	$4,617.3
(1) For the three months ended June 30, 2024, Other primarily reflects one-time consulting costs associated with certain legal entity reorganization projects and a secondary offering of our ordinary shares by our former shareholders, and the effects of movements in foreign currency. For the six months ended June 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default. For the three and six months ended June 30, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards and the effects of movements in foreign currency.

Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Revenue
Revenue of $2.3 billion decreased $118.0 million or 5% compared to the three months ended June 30, 2023, primarily driven by the Americas, which decreased 7%. This decline was principally driven by decreases in Services and Gross contract reimbursables revenue of 3% and 9%, respectively, due to changes in client mix. Capital markets revenue declined 15%, driven by a 19% decline in the Americas, as volatility and uncertainty in the interest rate environment continued to challenge investment sales activity. Valuation and other revenue also declined 4%. Partially offsetting these trends was 2% growth in Leasing revenue compared to the three months ended June 30, 2023, driven by the Americas and APAC.
Costs of services
Costs of services of $1.9 billion decreased $103.3 million or 5% compared to the three months ended June 30, 2023, principally driven by a decrease in third-party consumables of approximately $75.0 million and a decrease in employment costs of approximately $23.0 million. Cost of services provided to clients decreased 3% and Cost of gross contract reimbursables decreased 9%, driven by the Americas, due to changes in client mix.
Operating, administrative and other
Operating, administrative and other expenses of $294.2 million decreased $34.7 million or 11% compared to the three months ended June 30, 2023, driven by the impact of our cost savings initiatives, primarily realized as a reduction in employment costs. In addition, during June 2023, the Company incurred an $11.3 million servicing liability fee in connection with the amendment and extension of the A/R Securitization.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $17.4 million increased $10.4 million compared to the three months ended June 30, 2023, which reflected a loss of $12.5 million recognized in the second quarter of 2024 to reduce the carrying value of the Disposal Group to its fair value less costs to sell, partially offset by a decrease in severance and employment-related costs of $1.9 million. In 2023, the Company actioned certain cost savings initiatives, including a reduction in headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued into the first half of 2024.
Earnings from equity method investments
Earnings from equity method investments of $4.3 million decreased $8.5 million compared to the three months ended June 30, 2023, primarily due to a decline of $6.5 million in earnings recognized from our equity method investment Cushman Wakefield Greystone LLC (the “Greystone JV”) due to lower transaction volumes as a result of tighter lending conditions given the volatility in interest rates.
Other income (expense), net
Other income, net was $3.3 million for the three months ended June 30, 2024 compared to other expense, net of $4.8 million for the three months ended June 30, 2023, driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork, as well as higher royalty fee income.
Provision for income taxes
Provision for income taxes for the second quarter of 2024 was $3.7 million on earnings before income taxes of $17.2 million. For the second quarter of 2023, the provision for income taxes was $1.3 million on earnings before income taxes of $6.4 million. The increase in income tax expense compared to the three months ended June 30, 2023 was primarily driven by higher earnings before income taxes and changes in the jurisdictional mix of earnings resulting in higher non-deductible losses when compared to the same period in 2023.

Net income and Adjusted EBITDA
Net income of $13.5 million increased $8.4 million compared to the three months ended June 30, 2023. Net income margin was 0.6% compared to net income margin of 0.2% for the three months ended June 30, 2023. The increase in net income was driven by the impact of our cost savings initiatives, including lower employment costs, growth in our Leasing service line, lower net unrealized losses on our fair value investments and fewer one-time, non-recurring expenses. In addition, a servicing liability fee associated with the amendment and extension of the A/R Securitization in the second quarter of 2023 also contributed to the year-over-year increase. These favorable trends were partially offset by declines in our Services and Capital markets service lines, and the loss on the Disposal Group recognized in the second quarter of 2024.
Adjusted EBITDA of $138.9 million decreased $7.2 million or 5% compared to the three months ended June 30, 2023, driven by the same factors impacting Net income above, with the exception of the loss on the Disposal Group, net unrealized losses on our fair value investments and the A/R Securitization servicing liability fee incurred in the prior year period. Adjusted EBITDA margin, measured against service line fee revenue, of 8.8% declined 18 basis points from the second quarter of 2023.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Revenue
Revenue of $4.5 billion decreased $182.5 million or 4% compared to the six months ended June 30, 2023, driven by the Americas, which decreased 6%. This decline was principally driven by decreases in Services and Gross contract reimbursables revenue of 3% and 8%, respectively, due to changes in client mix. Capital markets revenue declined 9%, driven by a 14% decline in the Americas, as volatility and uncertainty in the interest rate environment continued to challenge investment sales activity. Valuation and other revenue also declined 1%. Partially offsetting these trends was 3% growth in Leasing revenue compared to the six months ended June 30, 2023, driven by broad strength across all segments.
Costs of services
Costs of services of $3.7 billion decreased $178.4 million or 5% compared to the six months ended June 30, 2023, principally driven by a decrease in third-party consumables of approximately $145.0 million and a decrease in employment costs of approximately $30.0 million. Cost of services provided to clients decreased 2% and Cost of gross contract reimbursables decreased 8%, driven by the Americas, due to changes in client mix. Total costs of services as a percentage of total revenue was 83% for the six months ended June 30, 2024 compared to 83% for the six months ended June 30, 2023.
Operating, administrative and other
Operating, administrative and other expenses of $590.2 million decreased $54.6 million or 8% compared to the six months ended June 30, 2023, driven by the impact of our cost savings initiatives, primarily realized as a reduction in employment costs. In addition, during June 2023, the Company incurred an $11.3 million servicing liability fee in connection with the amendment and extension of the A/R Securitization. Operating, administrative and other expenses as a percentage of total revenue was 13% for the six months ended June 30, 2024 compared to 14% for the six months ended June 30, 2023.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $22.4 million increased $8.2 million compared to the six months ended June 30, 2023, which reflected a loss of $12.5 million recognized in the second quarter of 2024 to reduce the carrying value of the Disposal Group to its fair value less costs to sell, partially offset by a decrease in severance and employment-related costs of $3.3 million, as well as a decrease in right-of-use asset impairment charges of $0.9 million. In 2023, the Company actioned certain cost savings initiatives, including a reduction in headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued into the first half of 2024.

Interest expense, net of interest income
Interest expense of $119.5 million decreased $15.2 million or 11% compared to the six months ended June 30, 2023, primarily related to a loss on debt extinguishment of $16.9 million, as well as $4.7 million of new transaction costs expensed in the first quarter of 2023 in connection with the refinancing of a portion of the borrowings under our 2018 Credit Agreement (see Note 10: Long-Term Debt and Other Borrowings in the Notes to the Condensed Consolidated Financial Statements for further information). The decrease in interest expense was partially offset by higher variable interest rates on our Term Loans compared to the prior year period.
Earnings from equity method investments
Earnings from equity method investments of $16.0 million decreased $8.7 million compared to the six months ended June 30, 2023, primarily due to a decline of $5.6 million in earnings recognized from the Greystone JV due to lower transaction volumes as a result of tighter lending conditions given the volatility in interest rates.
Other income (expense), net
Other income, net was $5.0 million for the six months ended June 30, 2024 compared to other expense, net of $10.8 million for the six months ended June 30, 2023, driven by lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork.
Provision for (benefit from) income taxes
Provision for income taxes for the six months ended June 30, 2024 was $6.0 million on a loss before income taxes of $9.3 million. For the six months ended June 30, 2023, the benefit from income taxes was $11.5 million on a loss before income taxes of $82.8 million. The change from income tax benefit to income tax expense was driven by a lower loss before income taxes and changes in the jurisdictional mix of earnings resulting in higher non-deductible losses when compared to the same period in 2023.
Net loss and Adjusted EBITDA
Net loss of $15.3 million improved $56.0 million compared to net loss of $71.3 million in the six months ended June 30, 2023. Net loss margin was 0.3% compared to net loss margin of 1.5% for the six months ended June 30, 2023. The improvement in net loss was driven by the impact of our cost savings initiatives, including lower employment costs, growth in our Leasing service line and lower net unrealized losses on our fair value investments. In addition, a loss on debt extinguishment incurred in the first quarter of 2023 and a servicing liability fee associated with the amendment and extension of the A/R Securitization in the second quarter of 2023 also contributed to the improvement from the prior year period. These favorable trends were partially offset by declines in our Services and Capital markets service lines, and the loss on the Disposal Group recognized in the second quarter of 2024.
Adjusted EBITDA of $217.0 million increased $10.0 million or 5% compared to the six months ended June 30, 2023, driven by the same factors impacting Net loss above, with the exception of the loss on the Disposal Group, net unrealized losses on our fair value investments, and the loss on debt extinguishment and A/R Securitization servicing liability fee incurred in the prior year period. Adjusted EBITDA margin, measured against service line fee revenue, of 7.0% expanded 44 basis points from the six months ended June 30, 2023.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized loss on investments, net, loss on disposal group, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, and other non-recurring items.

Americas Results
The following table summarizes our results of operations by our Americas segment for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$606.5	$628.7	(4)%	(3)%	$1,205.9	$1,257.0	(4)%	(4)%
Leasing	352.2	345.5	2%	2%	651.8	640.9	2%	2%
Capital markets	132.3	163.5	(19)%	(19)%	243.4	282.4	(14)%	(14)%
Valuation and other	38.7	38.4	1%	2%	74.2	71.8	3%	4%
Total service line fee revenue(1)	1,129.7	1,176.1	(4)%	(4)%	2,175.3	2,252.1	(3)%	(3)%
Gross contract reimbursables(2)	583.7	660.4	(12)%	(11)%	1,159.1	1,304.6	(11)%	(11)%
Total revenue	$1,713.4	$1,836.5	(7)%	(6)%	$3,334.4	$3,556.7	(6)%	(6)%

Costs and expenses:
Americas Fee-based operating expenses	$1,026.3	$1,067.0	(4)%	(4)%	$2,019.4	$2,093.2	(4)%	(3)%
Cost of gross contract reimbursables	583.7	660.4	(12)%	(11)%	1,159.1	1,304.6	(11)%	(11)%
Segment operating expenses	$1,610.0	$1,727.4	(7)%	(7)%	$3,178.5	$3,397.8	(6)%	(6)%

Net income (loss)	$17.5	$9.6	82%	86%	$0.8	$(30.9)	n.m.	n.m.

Adjusted EBITDA	$109.0	$116.4	(6)%	(6)%	$173.4	$173.1	0%	1%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Americas revenue in the second quarter of 2024 was $1.7 billion, a decrease of $123.1 million or 7% from the second quarter of 2023. This decline was principally driven by lower Services and Gross contract reimbursables revenue which were down 4% and 12%, respectively, primarily due to changes in client mix. In addition, volatility and uncertainty in the interest rate environment continued to challenge investment sales activity resulting in a decline in Capital markets revenue of 19%. Partially offsetting these declines was growth in Leasing and Valuation and other revenue of 2% and 1%, respectively.
Fee-based operating expenses of $1.0 billion decreased 4% principally due to lower sub-contractor costs and lower third-party consumable costs associated with revenue decreases in Services, as well as the impact of our cost savings initiatives.
Adjusted EBITDA of $109.0 million decreased $7.4 million or 6% compared to the second quarter of 2023, primarily driven by declines in our Services and Capital markets service lines and lower earnings recognized from the Greystone JV. These trends were partially offset by the impact of our cost savings initiatives and growth in our Leasing and Valuation and other service lines.

Americas: Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Americas revenue in the first half of 2024 was $3.3 billion, a decrease of $222.3 million or 6% from the first half of 2023. This decline was principally driven by lower Services and Gross contract reimbursables revenue which were down 4% and 11%, respectively, primarily due to changes in client mix. In addition, volatility and uncertainty in the interest rate environment continued to challenge investment sales activity resulting in a decline in Capital markets revenue of 14%. Partially offsetting these declines was growth in Leasing and Valuation and other revenue of 2% and 3%, respectively.
Fee-based operating expenses of $2.0 billion decreased 4% principally due to lower sub-contractor costs and lower third-party consumable costs associated with revenue decreases in Services, as well as the impact of our cost savings initiatives.
Adjusted EBITDA of $173.4 million increased $0.3 million compared to the first half of 2023, primarily driven by the impact of our cost savings initiatives and growth in our Leasing and Valuation and other service lines. These trends were partially offset by declines in our Services and Capital markets service lines and lower earnings recognized from the Greystone JV.

EMEA Results
The following table summarizes our results of operations by our EMEA segment for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$80.0	$94.3	(15)%	(15)%	$161.0	$181.2	(11)%	(12)%
Leasing	53.9	54.0	0%	0%	107.6	94.4	14%	13%
Capital markets	19.2	18.0	7%	7%	34.7	31.6	10%	9%
Valuation and other	40.6	41.8	(3)%	(3)%	84.2	83.8	0%	(1)%
Total service line fee revenue(1)	193.7	208.1	(7)%	(7)%	387.5	391.0	(1)%	(2)%
Gross contract reimbursables(2)	28.2	31.8	(11)%	(11)%	56.7	54.2	5%	3%
Total revenue	$221.9	$239.9	(8)%	(7)%	$444.2	$445.2	0%	(1)%

Costs and expenses:
EMEA Fee-based operating expenses	$181.7	$191.4	(5)%	(5)%	$367.3	$377.0	(3)%	(4)%
Cost of gross contract reimbursables	28.2	31.8	(11)%	(11)%	56.7	54.2	5%	3%
Segment operating expenses	$209.9	$223.2	(6)%	(6)%	$424.0	$431.2	(2)%	(3)%

Net loss	$(4.5)	$(5.2)	(13)%	(15)%	$(14.9)	$(29.5)	(49)%	(47)%

Adjusted EBITDA	$13.2	$16.9	(22)%	(20)%	$22.2	$14.8	50%	52%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended June 30, 2024 compared to the three months ended June 30, 2023
EMEA revenue in the second quarter of 2024 was $221.9 million, a decrease of $18.0 million or 8% from the second quarter of 2023. Excluding the unfavorable impact of foreign currency of $0.1 million, EMEA revenue decreased 7% on a local currency basis. The decrease was principally driven by lower Services and Gross contract reimbursables revenue which were down 15% and 11%, on a local currency basis, respectively, due to declines in project management and changes in client mix. In addition, Valuation and other revenue was down 3%, on a local currency basis. Partially offsetting these declines was growth Capital markets revenue, which was up 7%, on a local currency basis, due to more favorable market conditions than the second quarter of 2023 driving momentum in trading across most markets.
Fee-based operating expenses of $181.7 million decreased 5% on a local currency basis principally due to lower sub-contractor costs and lower third-party consumable costs associated with revenue decreases in Services, partially offset by cost inflation.
Adjusted EBITDA of $13.2 million decreased $3.7 million or 22% compared to the second quarter of 2023, primarily driven by cost inflation and higher incentive compensation outpacing cost efficiencies during the quarter.

EMEA: Six months ended June 30, 2024 compared to the six months ended June 30, 2023
EMEA revenue in the first half of 2024 was $444.2 million, a decrease of $1.0 million from the first half of 2023. Excluding the favorable impact of foreign currency of $4.7 million, EMEA revenue decreased 1% on a local currency basis. The decrease was principally driven by lower Services revenue which was down 12%, on a local currency basis, due to declines in project management and changes in client mix. Partially offsetting this decline was growth in Leasing and Capital markets revenue which were up 13% and 9%, respectively, on a local currency basis, due to more favorable market conditions than the first half of 2023 driving momentum in trading across most markets. Gross contract reimbursables revenue also increased 3%, on a local currency basis, driven by changes in client mix.
Fee-based operating expenses of $367.3 million decreased 4% on a local currency basis principally due to lower sub-contractor costs and lower third-party consumable costs associated with revenue decreases in Services, partially offset by cost inflation.
Adjusted EBITDA of $22.2 million increased $7.4 million or 50% compared to the first half of 2023, primarily driven by increases in Leasing and Capital markets revenue and the impact of our cost savings initiatives, partially offset by cost inflation and higher incentive compensation.

APAC Results
The following table summarizes our results of operations by our APAC segment for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$178.0	$165.9	7%	9%	$368.7	$347.5	6%	8%
Leasing	44.2	42.3	4%	7%	72.6	69.1	5%	8%
Capital markets	11.7	10.4	13%	19%	26.7	20.8	28%	35%
Valuation and other	26.4	30.1	(12)%	(10)%	50.5	56.4	(10)%	(7)%
Total service line fee revenue(1)	260.3	248.7	5%	7%	518.5	493.8	5%	7%
Gross contract reimbursables(2)	92.4	80.9	14%	16%	175.7	159.6	10%	12%
Total revenue	$352.7	$329.6	7%	9%	$694.2	$653.4	6%	9%

Costs and expenses:
APAC Fee-based operating expenses	$247.9	$240.7	3%	5%	$502.9	$486.9	3%	5%
Cost of gross contract reimbursables	92.4	80.9	14%	16%	175.7	159.6	10%	12%
Segment operating expenses	$340.3	$321.6	6%	8%	$678.6	$646.5	5%	7%

Net income (loss)	$0.5	$0.7	(29)%	41%	$(1.2)	$(10.9)	(89)%	(94)%

Adjusted EBITDA	$16.7	$12.8	30%	34%	$21.4	$19.1	12%	16%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended June 30, 2024 compared to the three months ended June 30, 2023
APAC revenue in the second quarter of 2024 was $352.7 million, an increase of $23.1 million or 7% from the second quarter of 2023. Excluding the unfavorable impact of foreign currency of $6.9 million, APAC revenue increased 9% on a local currency basis. The increase was principally driven by growth in Services and Gross contract reimbursables revenue, which were up 9% and 16%, respectively, on a local currency basis, due to increases in project management. In addition, Leasing and Capital markets revenue also increased 7% and 19%, respectively, on a local currency basis, due to more favorable market conditions than the second quarter of 2023. Partially offsetting these trends was a decline in Valuation and other revenue of 10% on a local currency basis.
Fee-based operating expenses of $247.9 million increased 5% on a local currency basis principally due to higher third-party consumable costs and higher sub-contractor costs associated with revenue increases in Services, partially offset by the impact of our cost savings initiatives.
Adjusted EBITDA of $16.7 million increased $3.9 million or 30% compared to the second quarter of 2023, primarily driven by growth in Leasing and Capital markets revenue and the impact of our cost savings initiatives, partially offset by declines in our Valuation and other service line.

APAC: Six months ended June 30, 2024 compared to the six months ended June 30, 2023
APAC revenue in the first half of 2024 was $694.2 million, an increase of $40.8 million or 6% from the first half of 2023. Excluding the unfavorable impact of foreign currency of $15.2 million, APAC revenue increased 9% on a local currency basis. The increase was principally driven by growth in Services and Gross contract reimbursables revenue which were up 8% and 12%, on a local currency basis, respectively, due to increases in facilities management and project management. In addition, Leasing and Capital markets revenue also increased 8% and 35%, respectively, on a local currency basis, due to more favorable market conditions than the first half of 2023. Partially offsetting these trends was a decline in Valuation and other revenue of 7% on a local currency basis.
Fee-based operating expenses of $502.9 million increased 5% on a local currency basis principally due to higher third-party consumable costs and higher sub-contractor costs associated with revenue increases in Services, partially offset by the impact of our cost savings initiatives.
Adjusted EBITDA of $21.4 million increased $2.3 million or 12% compared to the first half of 2023, primarily driven by growth in Leasing and Capital markets revenue and the impact of our cost savings initiatives, partially offset by our Valuation and other service line.

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
In the absence of a large strategic acquisition or other extraordinary events, we believe our cash on hand, cash flow from operations and availability under our Revolver will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may seek to take advantage of opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we consider attractive. In the second quarter of 2024, we amended the 2018 Credit Agreement, under materially the same terms, to reduce the applicable interest rate for a portion of the Company’s Term Loans. Refer to Note 10: Long-Term Debt and Other Borrowings for additional information.
As of June 30, 2024, the Company had $1.7 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and availability on our undrawn Revolver of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the six months ended June 30, 2024 were $22.3 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of June 30, 2024, the Company had aggregate capital outstanding under this facility of $180.0 million. This amount was repaid in full in July 2024. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 14: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Six Months Ended June 30,
Cash Flow Summary	2024	2023
Net cash used in operating activities	$(103.3)	$(238.3)
Net cash provided by investing activities	56.9	145.4
Net cash used in financing activities	(140.5)	(55.0)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(9.4)	1.7
Total change in cash, cash equivalents and restricted cash	$(196.3)	$(146.2)
Operating Activities
We used $103.3 million of cash in operating activities during the six months ended June 30, 2024, a decrease of $135.0 million compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, we used net working capital for operations of $181.1 million, a decrease of $160.5 million compared to the six months ended

June 30, 2023. The reduction in our use of net working capital was principally driven by lower bonus accruals and lower income taxes payable. In addition, the decrease in cash flows used in operating activities was driven by a $56.0 million improvement in net loss.
Investing Activities
We generated $56.9 million of cash from investing activities during the six months ended June 30, 2024, which primarily represents the net capital funding from the facility limit secured by our A/R Securitization of $80.0 million, offset by capital expenditures of $22.3 million. This is compared to cash provided by investing activities of $145.4 million during the six months ended June 30, 2023, which was primarily driven by the net capital funding from the facility limit secured by our A/R Securitization of $170.0 million, offset by capital expenditures of $20.6 million and investments in equity securities of $5.5 million.
Financing Activities
We used $140.5 million of cash in financing activities during the six months ended June 30, 2024, an increase of $85.5 million from the six months ended June 30, 2023, primarily driven by repayment of borrowings under our 2018 Credit Agreement of $100.0 million, higher net settlement of equity awards for payment of employee related taxes, and higher payments of deferred and contingent consideration and finance lease liabilities. Partially offsetting these trends was payment of debt issuance costs of $23.5 million in the first half of 2023.

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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2024, we elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.00%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.00% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.75% for the 2030 Tranche-2. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. We continually assess interest rate sensitivity to estimate the impact of changes in short-term interest rates on our variable rate debt. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2024 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
4.1	Second Amended & Restated 2018 Omnibus Management Share and Cash Incentive Plan, effective May 16, 2024*	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 dated May 16, 2024
4.2	Second Amended & Restated 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective May 16, 2024*	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 dated May 16, 2024
10.1
Amendment No. 7 to the Credit Agreement, dated as of April 9, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 9, 2024
10.2
Amendment No. 8 to the Credit Agreement, dated as of June 18, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2024
10.3	Form of Non-Employee Director RSU Agreement*	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD PLC

Date: July 29, 2024
/s/ Laurida Sayed
Laurida Sayed
Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)