Form 10-Q
period 2024-09-30
Cushman & Wakefield plc
filed 2024-11-05
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________
Commission File Number: 001-38611

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

As of October 30, 2024, 229,486,924 of the Registrant’s ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD plc
QUARTERLY REPORT ON FORM 10-Q
September 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$775.4	$767.7
Trade and other receivables, net of allowance of $89.4 and $85.2, as of September 30, 2024 and December 31, 2023, respectively	1,278.1	1,468.0
Income tax receivable	65.5	67.1
Short-term contract assets, net	302.0	311.0
Prepaid expenses and other current assets	227.9	189.4
Total current assets	2,648.9	2,803.2
Property and equipment, net	141.6	163.8
Goodwill	2,049.4	2,080.9
Intangible assets, net	703.2	805.9
Equity method investments	723.5	708.0
Deferred tax assets	124.2	67.4
Non-current operating lease assets	303.7	339.0
Other non-current assets	839.5	805.8
Total assets	$7,534.0	$7,774.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$96.4	$149.7
Accounts payable and accrued expenses	1,068.6	1,157.7
Accrued compensation	799.9	851.4
Income tax payable	30.7	20.8
Other current liabilities	245.4	217.6
Total current liabilities	2,241.0	2,397.2
Long-term debt, net	2,997.0	3,096.9
Deferred tax liabilities	43.2	13.7
Non-current operating lease liabilities	279.8	319.6
Other non-current liabilities	270.0	268.6
Total liabilities	5,831.0	6,096.0
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 229,420,978 and 227,282,173 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	22.9	22.7
Additional paid-in capital	2,970.7	2,957.3
Accumulated deficit	(1,098.8)	(1,117.2)
Accumulated other comprehensive loss	(192.4)	(185.4)
Total equity attributable to the Company	1,702.4	1,677.4
Non-controlling interests	0.6	0.6
Total equity	1,703.0	1,678.0
Total liabilities and shareholders’ equity	$7,534.0	$7,774.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$2,344.2	$2,286.0	$6,817.0	$6,941.3
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,911.8	1,882.1	5,619.1	5,767.8
Operating, administrative and other	314.2	300.9	904.4	945.7
Depreciation and amortization	28.9	36.2	92.6	108.8
Restructuring, impairment and related charges	14.1	9.2	36.5	23.4
Total costs and expenses	2,269.0	2,228.4	6,652.6	6,845.7
Operating income	75.2	57.6	164.4	95.6
Interest expense, net of interest income	(54.9)	(89.5)	(174.4)	(224.2)
Earnings from equity method investments	12.1	16.6	28.1	41.3
Other income (expense), net	20.6	(2.0)	25.6	(12.8)
Earnings (loss) before income taxes	53.0	(17.3)	43.7	(100.1)
Provision for income taxes	19.3	16.6	25.3	5.1
Net income (loss)	$33.7	$(33.9)	$18.4	$(105.2)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.15	$(0.15)	$0.08	$(0.46)
Weighted average shares outstanding for basic earnings (loss) per share	229.3	227.2	228.7	226.9
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.14	$(0.15)	$0.08	$(0.46)
Weighted average shares outstanding for diluted earnings (loss) per share	233.4	227.2	232.1	226.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$33.7	$(33.9)	$18.4	$(105.2)
Other comprehensive income (loss), net of tax:
Designated hedge (loss) gain	(28.6)	7.1	(20.3)	18.7
Defined benefit plan actuarial (loss) gain	(1.9)	0.9	(1.1)	(0.3)
Foreign currency translation	49.0	(38.6)	14.4	(36.0)
Total other comprehensive income (loss)	18.5	(30.6)	(7.0)	(17.6)
Total comprehensive income (loss)	$52.2	$(64.5)	$11.4	$(122.8)
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2024 and 2023
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2024	229.2	$22.9	$2,959.4	$(1,132.5)	$45.3	$(216.2)	$(40.0)	$(210.9)	$1,638.9	$0.6	$1,639.5
Net income	—	—	—	33.7	—	—	—	—	33.7	—	33.7
Stock-based compensation	—	—	10.4	—	—	—	—	—	10.4	—	10.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	0.9	—	—	—	—	—	0.9	—	0.9
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(17.2)	—	—	(17.2)	(17.2)	—	(17.2)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(11.4)	—	—	(11.4)	(11.4)	—	(11.4)
Foreign currency translation	—	—	—	—	—	49.0	—	49.0	49.0	—	49.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.9)	(1.9)	(1.9)	—	(1.9)
Balance as of September 30, 2024	229.4	$22.9	$2,970.7	$(1,098.8)	$16.7	$(167.2)	$(41.9)	$(192.4)	$1,702.4	$0.6	$1,703.0

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2023	227.1	$22.7	$2,929.8	$(1,153.1)	$60.3	$(198.0)	$(40.3)	$(178.0)	$1,621.4	$0.6	$1,622.0
Net loss	—	—	—	(33.9)	—	—	—	—	$(33.9)	$—	(33.9)
Stock-based compensation	—	—	14.4	—	—	—	—	—	14.4	—	14.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	—	(0.3)	—	—	—	—	—	(0.3)	—	(0.3)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	17.6	—	—	17.6	17.6	—	17.6
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(10.5)	—	—	(10.5)	(10.5)	—	(10.5)
Foreign currency translation	—	—	—	—	—	(38.6)	—	(38.6)	(38.6)	—	(38.6)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.9	0.9	0.9	—	0.9
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2023	227.2	$22.7	$2,943.9	$(1,187.0)	$67.4	$(236.6)	$(39.4)	$(208.6)	$1,571.0	$0.5	$1,571.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2024 and 2023
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0
Net income	—	—	—	18.4	—	—	—	—	18.4	—	18.4
Stock-based compensation	—	—	22.3	—	—	—	—	—	22.3	—	22.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.1	0.2	(8.9)	—	—	—	—	—	(8.7)	—	(8.7)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	13.8	—	—	13.8	13.8	—	13.8
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(34.1)	—	—	(34.1)	(34.1)	—	(34.1)
Foreign currency translation	—	—	—	—	—	14.4	—	14.4	14.4	—	14.4
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.1)	(1.1)	(1.1)	—	(1.1)
Balance as of September 30, 2024	229.4	$22.9	$2,970.7	$(1,098.8)	$16.7	$(167.2)	$(41.9)	$(192.4)	$1,702.4	$0.6	$1,703.0

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(105.2)	—	—	—	—	(105.2)	—	(105.2)
Stock-based compensation	—	—	39.6	—	—	—	—	—	39.6	—	39.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.4	0.1	(7.2)	—	—	—	—	—	(7.1)	—	(7.1)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	43.2	—	—	43.2	43.2	—	43.2
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(24.5)	—	—	(24.5)	(24.5)	—	(24.5)
Foreign currency translation	—	—	—	—	—	(36.0)	—	(36.0)	(36.0)	—	(36.0)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.3)	(0.3)	(0.3)	—	(0.3)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2023	227.2	$22.7	$2,943.9	$(1,187.0)	$67.4	$(236.6)	$(39.4)	$(208.6)	$1,571.0	$0.5	$1,571.5
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities
Net income (loss)	$18.4	$(105.2)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	92.6	108.8
Impairment charges	3.8	4.5
Unrealized foreign exchange gain	(0.9)	(6.0)
Stock-based compensation	22.3	39.9
Lease amortization	67.9	71.6
Loss on debt extinguishment	—	19.3
Amortization of debt issuance costs	5.5	5.8
Earnings from equity method investments, net of distributions received	(13.4)	(22.7)
Change in deferred taxes	(22.9)	13.0
Provision for loss on receivables and other assets	10.7	4.8
Loss on disposal of business	17.0	1.3
Unrealized loss on equity securities, net	0.8	22.9
Gain from insurance proceeds	(17.3)	—
Other operating activities, net	(21.8)	16.0
Changes in assets and liabilities:
Trade and other receivables	61.6	150.5
Income taxes payable	10.6	(84.9)
Short-term contract assets and Prepaid expenses and other current assets	17.7	36.0
Other non-current assets	(14.1)	(32.6)
Accounts payable and accrued expenses	(56.2)	(81.4)
Accrued compensation	(46.2)	(164.9)
Other current and non-current liabilities	(43.3)	(46.9)
Net cash provided by (used in) operating activities	92.8	(50.2)
Cash flows from investing activities
Payment for property and equipment	(31.7)	(34.8)
Investments in equity securities and equity method joint ventures	(1.5)	(6.5)
Return of beneficial interest in a securitization	(380.0)	(210.0)
Collection on beneficial interest in a securitization	405.0	330.0
Proceeds from disposition of business	121.4	—
Other investing activities, net	1.1	1.5
Net cash provided by investing activities	114.3	80.2
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(10.2)	(7.7)
Payment of deferred and contingent consideration	(17.9)	(13.8)
Proceeds from borrowings	—	2,400.0
Repayment of borrowings	(150.0)	(2,402.5)
Debt issuance costs	—	(65.4)
Payment of finance lease liabilities	(20.5)	(19.8)
Other financing activities, net	1.1	2.1
Net cash used in financing activities	(197.5)	(107.1)

Change in cash, cash equivalents and restricted cash	9.6	(77.1)
Cash, cash equivalents and restricted cash, beginning of the period	801.2	719.0
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	2.1	(6.6)
Cash, cash equivalents and restricted cash, end of the period	$812.9	$635.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
There have been no recently issued accounting standards that the Company adopted during the nine months ended September 30, 2024. The following accounting pronouncements have been issued but are not effective for the current reporting period and have not been early adopted by the Company:
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
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”) for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized (gain) loss on investments, net, loss on dispositions, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, gains from insurance proceeds and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

Summarized financial information by segment is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Total revenue
Americas	$1,750.5	$1,701.9	3%	$5,085.1	$5,259.0	(3)%
EMEA	219.9	241.9	(9)%	664.1	687.0	(3)%
APAC	373.8	342.2	9%	1,067.8	995.3	7%
Total revenue	$2,344.2	$2,286.0	3%	$6,817.0	$6,941.3	(2)%

Adjusted EBITDA
Americas	$111.3	$117.4	(5)%	$284.7	$290.4	(2)%
EMEA	12.4	16.6	(25)%	34.6	31.4	10%
APAC	18.8	16.0	18%	40.2	35.2	14%
Adjusted EBITDA	$142.5	$150.0	(5)%	$359.5	$357.0	1%
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$33.7	$(33.9)	$18.4	$(105.2)
Adjustments:
Depreciation and amortization	28.9	36.2	92.6	108.8
Interest expense, net of interest income	54.9	89.5	174.4	224.2
Provision for income taxes	19.3	16.6	25.3	5.1
Unrealized (gain) loss on investments, net	(0.9)	4.0	0.8	22.9
Loss on dispositions	5.5	—	19.5	1.8
Integration and other costs related to merger	1.1	2.4	3.9	6.8
Acquisition related costs and efficiency initiatives	—	—	—	11.7
Cost savings initiatives	11.5	14.2	28.9	41.4
CEO transition costs	—	3.2	1.9	5.5
Servicing liability fees and amortization	(0.5)	0.7	(1.4)	12.3
Legal and compliance matters	—	14.1	—	14.1
Gain from insurance proceeds, net of legal fees	(16.5)	—	(16.5)	1.1
Other	5.5	3.0	11.7	6.5
Adjusted EBITDA	$142.5	$150.0	$359.5	$357.0

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for both the three and nine months ended September 30, 2023, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS in those periods. Approximately 0.5 million of potentially dilutive shares for both the three and nine months ended September 30, 2023, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS
Net income (loss)	$33.7	$(33.9)	$18.4	$(105.2)
Weighted average shares outstanding for basic earnings (loss) per share	229.3	227.2	228.7	226.9
Basic earnings (loss) per share attributable to common shareholders	$0.15	$(0.15)	$0.08	$(0.46)
Diluted EPS
Net income (loss)	$33.7	$(33.9)	$18.4	$(105.2)
Weighted average shares outstanding for basic earnings (loss) per share	229.3	227.2	228.7	226.9
Dilutive effect of restricted stock units	4.1	—	3.4	—
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding for diluted earnings (loss) per share	233.4	227.2	232.1	226.9
Diluted earnings (loss) per share attributable to common shareholders	$0.14	$(0.15)	$0.08	$(0.46)

Note 5: Revenue
Disaggregation of Revenue
Effective January 1, 2024, the Property, facilities and project management service line was renamed to Services. The change was to the name only and had no impact on the composition of the Company’s service lines or its historical results.
The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,170.6	$106.6	$292.5	$1,569.7
Leasing	At a point in time	401.8	50.7	46.2	498.7
Capital markets	At a point in time	139.0	20.2	10.8	170.0
Valuation and other	At a point in time or over time	39.1	42.4	24.3	105.8
Total revenue		$1,750.5	$219.9	$373.8	$2,344.2

		Three Months Ended September 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,186.2	$127.1	$255.3	$1,568.6
Leasing	At a point in time	346.8	54.1	40.6	441.5
Capital markets	At a point in time	136.7	20.9	19.3	176.9
Valuation and other	At a point in time or over time	32.2	39.8	27.0	99.0
Total revenue		$1,701.9	$241.9	$342.2	$2,286.0

		Nine Months Ended September 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$3,522.0	$323.3	$836.5	$4,681.8
Leasing	At a point in time	1,065.6	158.4	118.9	1,342.9
Capital markets	At a point in time	383.3	54.9	37.5	475.7
Valuation and other	At a point in time or over time	114.2	127.5	74.9	316.6
Total revenue		$5,085.1	$664.1	$1,067.8	$6,817.0

		Nine Months Ended September 30, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$3,732.5	$360.6	$761.5	$4,854.6
Leasing	At a point in time	1,000.4	148.6	109.4	1,258.4
Capital markets	At a point in time	420.1	52.4	40.2	512.7
Valuation and other	At a point in time or over time	106.0	125.4	84.2	315.6
Total revenue		$5,259.0	$687.0	$995.3	$6,941.3
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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	September 30, 2024	December 31, 2023
Short-term contract assets	$321.0	$352.7
Contract asset allowances	(19.0)	(41.7)
Short-term contract assets, net	302.0	311.0

Non-current contract assets	67.0	81.1
Contract asset allowances	(2.2)	(2.2)
Non-current contract assets, net included in Other non-current assets	64.8	78.9

Total contract assets, net	$366.8	$389.9

Contract liabilities included in Accounts payable and accrued expenses	$75.1	$57.0
The amount of revenue recognized during the nine months ended September 30, 2024 that was included in the contract liabilities balance at the beginning of the period was $30.5 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
Practical Expedient
The Company incurs incremental costs to obtain new contracts across certain of its service lines. As the amortization period of those expenses is 12 months or less, the Company expenses those incremental costs of obtaining the contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”).
Remaining performance obligations represent the aggregate transaction prices for contracts where the performance obligations have not yet been satisfied. In accordance with Topic 606, the Company does not disclose unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue in the amount to which we have the right to invoice for services performed and (iii) variable consideration for services performed as a series of daily performance obligations, such as those performed within the Services service line. Performance obligations within such Services contracts represent a significant portion of the Company’s contracts with customers not expected to be completed within 12 months.

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2023	$1,518.3	$320.8	$241.8	$2,080.9
Dispositions	(44.4)	—	—	(44.4)
Effect of movements in exchange rates	(1.3)	10.5	3.7	12.9
Balance as of September 30, 2024	$1,472.6	$331.3	$245.5	$2,049.4
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
For the nine months ended September 30, 2024 and 2023, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,276.7	(1,119.5)	157.2
Other intangible assets	5	15.5	(15.5)	—
Total intangible assets		$1,838.2	$(1,135.0)	$703.2

		As of December 31, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,375.2	(1,115.7)	259.5
Other intangible assets	5	15.3	(14.9)	0.4
Total intangible assets		$1,936.5	$(1,130.6)	$805.9
Amortization expense was $10.5 million and $16.2 million for the three months ended September 30, 2024 and 2023, respectively, and $36.2 million and $49.3 million for the nine months ended September 30, 2024 and 2023, respectively.
No impairments of intangible assets were recorded during the nine months ended September 30, 2024 and 2023.
During the nine months ended September 30, 2024, the Company disposed of customer relationships, net of $67.2 million in relation to the sale of a non-core Services business. Refer to Note 7: Disposition for additional information.

Note 7: Disposition
On June 18, 2024, the Company entered into a purchase agreement with an unrelated third party to sell a non-core business that provides a third-party supplier network to support a small portion of our Services clients in the Americas segment (the “Disposal Group”). The Disposal Group was not considered discontinued operations as the sale of the Disposal Group neither represented a strategic shift nor did it have a material impact on the Company’s operations and financial results.
The sale closed on August 1, 2024 and the Company received net cash consideration of $121.4 million. The Company recorded a loss on disposition of $17.0 million for the nine months ended September 30, 2024 within Restructuring, impairment and related charges in the Condensed Consolidated Statements of Operations.

Note 8: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Vanke JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Vanke JV and recognized royalty fee income of $2.5 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $6.9 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in Other income (expense), net in the Condensed Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	September 30, 2024	December 31, 2023
Greystone JV	$579.2	$574.9
Vanke JV	133.9	122.7
Other investments	10.4	10.4
Total Equity method investments	$723.5	$708.0
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Greystone JV	$5.0	$12.9	$16.1	$29.7
Vanke JV	6.7	2.6	9.7	8.2
Other investments	0.4	1.1	2.3	3.4
Total Earnings from equity method investments	$12.1	$16.6	$28.1	$41.3
The Company received distributions from equity method investments of $4.0 million and $4.3 million during the three months ended September 30, 2024 and 2023, respectively, and $14.7 million and $18.6 million during the nine months ended September 30, 2024 and 2023, respectively.

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
Interest Rate Derivative Instruments
As of September 30, 2024, the Company’s active interest rate hedging instruments consisted of nine interest rate swap agreements designated as cash flow hedges. Of the designated cash flow hedges, there are three interest rate swap agreements with a notional amount of $1.4 billion expiring on August 21, 2025 and six interest rate swap agreements with a notional amount of $550.0 million expiring on May 31, 2028.
In addition, the Company previously elected to terminate certain interest rate swap agreements in November 2022 and June 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements, which were scheduled to expire on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of

September 30, 2024 and December 31, 2023, there were $10.1 million and $34.5 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 10: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $14.4 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized realized gains of $3.6 million and realized losses of $3.8 million, and unrealized gains of $0.8 million and $0.6 million during the three and nine months ended September 30, 2024, respectively. The Company recognized realized losses of $4.8 million and $14.6 million, offset by unrealized gains of $0.6 million and $1.0 million during the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company had 30 and 27 foreign currency exchange forward contracts outstanding covering a notional amount of $661.9 million and $1.3 billion, respectively. As of September 30, 2024 and December 31, 2023, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of September 30, 2024 and December 31, 2023 (in millions):

		September 30, 2024		December 31, 2023
	September 30, 2024	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$—	$9.9	$4.3	$6.7
Non-designated:
Foreign currency forward contracts	$661.9	$1.3	$0.4	$1.0	$0.7
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
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended September 30, 2024
Interest rate cash flow hedges	$(45.3)	$17.2	$11.4	$(16.7)

Three Months Ended September 30, 2023
Interest rate cash flow hedges	$(60.3)	$(17.6)	$10.5	$(67.4)
(1) Amount is net of related deferred tax expense of $1.1 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively.
(2) Amount is net of related deferred tax benefit of $7.7 million and expense of $5.1 million for the three months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024 and 2023, gains of $11.4 million and $10.5 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations	Ending Accumulated Other Comprehensive (Gain) Loss
Nine Months Ended September 30, 2024
Interest rate cash flow hedges	$(37.0)	$(13.8)	$34.1	$(16.7)

Nine Months Ended September 30, 2023
Interest rate cash flow hedges	$(48.7)	$(43.2)	$24.5	$(67.4)
(1) Amount is net of related deferred tax benefit of $2.5 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Amount is net of related deferred tax benefit of $4.1 million and expense of $8.8 million for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024 and 2023, gains of $34.1 million and $24.5 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Note 10: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	September 30, 2024	December 31, 2023
Collateralized:
Term Loan, due August 2025	$47.9	$192.9
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $9.9 million and $10.7 million, respectively	982.6	984.3
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $18.1 million and $19.5 million, respectively	979.4	980.5
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $5.2 million and $6.3 million, respectively	644.8	643.7
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $6.0 million and $6.7 million, respectively	394.0	393.3
Finance lease liabilities	38.2	45.9
Total	3,086.9	3,240.6
Less: current portion of long-term debt	(89.9)	(143.7)
Total Long-term debt, net	$2,997.0	$3,096.9
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
On June 21, 2023, the Company amended the 2018 Credit Agreement, effective June 28, 2023, to replace the LIBOR rate applicable to borrowings under the Initial Term Loan with Term Secured Overnight Financing Rate (“SOFR”) plus an applicable credit spread adjustment. As there were no other material changes to the terms and conditions of the 2018 Credit Agreement, the Company leveraged certain optional expedients for contract modifications related to reference rate reform provided in ASU 2020-04, ASU 2021-01 and ASU 2022-06.
On August 24, 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $1.0 billion of the then-remaining $1.6 billion aggregate principal amount outstanding under the Initial Term Loan to January 31, 2030 (the “2030 Tranche-2”), incurring an additional $20.4 million in debt transaction costs which were capitalized and will be amortized over the remaining term of the loan. In addition, the Company recognized a loss on debt extinguishment of $23.6 million within Interest expense, net of interest income, consisting of $10.6 million in unamortized deferred financing costs and $13.0 million in certain new transaction costs paid to creditors. The Company also recognized $2.5 million of transaction costs directly in Interest expense in the third quarter of 2023. Upon execution of this amendment, along with the repayment of principal outstanding thereunder using proceeds from the offering of $400.0 million in senior secured notes (discussed below), the Initial Term Loan had a remaining aggregate principal balance outstanding of $192.9 million and a maturity date of August 21, 2025. We refer to this remaining aggregate principal balance as the “2025 Tranche,” and we refer to the 2025 Tranche, the 2030 Tranche-1 and the 2030 Tranche-2 collectively as the “Term Loans”.
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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2024, the Company elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.0%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.00% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.75% for the 2030 Tranche-2. As of September 30, 2024, the effective interest rates were 7.84%, 8.21%, and 9.15% for the 2025 Tranche, the 2030 Tranche-1, and the 2030 Tranche-2, respectively.
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

In March, June and August 2024 the Company elected to prepay $50.0 million, $45.0 million and $50.0 million in principal, respectively, of the 2025 Tranche, resulting in a remaining aggregate principal balance outstanding under the 2025 Tranche of $47.9 million as of September 30, 2024. These optional principal prepayments, along with the required principal payment of $5.0 million in the first quarter of 2024, brought the Company’s aggregate debt repayments through September 30, 2024 to $150.0 million.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of September 30, 2024 and December 31, 2023.
Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.97% as of September 30, 2024.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. In addition, the Company recognized a loss on debt extinguishment of $1.4 million and directly expensed transaction costs of $1.5 million within Interest expense, net of interest income in the third quarter of 2023 related to this issuance. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 9.09% as of September 30, 2024.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of September 30, 2024 and December 31, 2023.

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
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, contingent liabilities recorded within Other current liabilities were $116.3 million and $80.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $56.8 million and $53.1 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of September 30, 2024 and December 31, 2023, E&O and other litigation claims were $54.3 million and $55.4 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $118.8 million and $78.1 million, respectively.
The Company had insurance recoverable balances for E&O claims as of September 30, 2024 and December 31, 2023 totaling $0.8 million and $0.8 million, respectively.
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
The Company believes that it has appropriately applied the payroll tax rules, including as a result of its consideration of a recent ruling by an appellate court in the jurisdiction, and disagrees with the amounts claimed. However, the Company recorded an immaterial liability as of December 31, 2023 that is equal to the estimated probable loss for the years under review. The Company continues to assess this matter and it is reasonably possible that the matter could result in an additional, potentially material, liability in future periods. There have been no changes to the estimated liability during the nine months ended September 30, 2024.
401(k) Nondiscrimination Testing
In 2023, the Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The amount of the estimated corrective contribution is not material and there have been no material changes to the estimated amount during the nine months ended September 30, 2024.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 8 years and maximum potential future payments of approximately $81.8 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the future payment or performance related to non-performance under these guarantees to be remote.

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
Gain Contingency
Subsequent to the completion of our 2014 acquisition of the DTZ Group from UGL Limited (“UGL”), the Company brought a breach of warranty claim under warranty and indemnity insurance policies obtained in connection with the acquisition to cover certain losses incurred by the Company by reason of warranty breaches by UGL. The claim has been the subject of a lawsuit that has been pending since 2019 (the “Litigation”).
On September 30, 2024, the Company and one of the defendant insurers entered into a settlement agreement under which the insurer agreed to pay the Company $17.3 million in exchange for a release in the Litigation. On October 3, 2024, the amount was paid. As the amount was considered realizable as of September 30, 2024, the Company recorded a gain of $17.3 million within Other income (expense), net in the Condensed Consolidated Statements of Operations and a related receivable within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
The Litigation remains ongoing and the Company continues to seek loss recovery from the other defendant insurers and may potentially receive additional payments in the future, but the timing and amount of such potential payments is unknown at this time.

Note 12: Related Party Transactions
As of September 30, 2024 and December 31, 2023, the Company had receivables from brokers and other employees of $50.5 million and $49.9 million, respectively, that are included in Prepaid expenses and other current assets, and $326.4 million and $311.7 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of September 30, 2024 and December 31, 2023, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 14: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $3.1 billion and $3.3 billion as of September 30, 2024 and December 31, 2023, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.1 billion and $3.2 billion as of September 30, 2024 and December 31, 2023, respectively, which excludes debt issuance costs. Refer to Note 10: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in millions):

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.2	30.2	—	—
Foreign currency forward contracts	1.3	—	1.3	—
Total	$32.5	$31.2	$1.3	$—
Liabilities
Deferred compensation plan liabilities	$32.2	$32.2	$—	$—
Interest rate swap agreements	9.9	—	9.9	—
Foreign currency forward contracts	0.4	—	0.4	—
Earn-out liabilities	14.2	—	—	14.2
Total	$56.7	$32.2	$10.3	$14.2

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	31.0	31.0	—	—
Interest rate swap agreements	4.3	—	4.3	—
Foreign currency forward contracts	1.0	—	1.0	—
Total	$37.3	$32.0	$5.3	$—
Liabilities
Deferred compensation plan liabilities	$33.1	$33.1	$—	$—
Interest rate swap agreements	6.7	—	6.7	—
Foreign currency forward contracts	0.7	—	0.7	—
Earn-out liabilities	25.6	—	—	25.6
Total	$66.1	$33.1	$7.4	$25.6

During the nine months ended September 30, 2024, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2023.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company had the potential to make a maximum of $17.1 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 5 years.
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

The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2024	2023
Balance as of January 1,	$25.6	$29.3
Net change in fair value and other adjustments	1.7	(0.4)
Payments	(13.1)	(4.1)
Balance as of September 30,	$14.2	$24.8
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of September 30, 2024 and December 31, 2023, our investments in early stage proptech companies had a fair value of approximately $42.0 million and $40.7 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of September 30, 2024 and December 31, 2023, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $77.6 million and $79.0 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income (expense), net, in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized unrealized gains of $0.9 million and unrealized losses of $0.8 million, respectively, on our real estate investments. During the three and nine months ended September 30, 2023, the Company recognized an unrealized loss of $2.7 million and $20.4 million, respectively, related to our investment in WeWork and unrealized losses of $1.3 million and $2.5 million, respectively, on our other real estate investments.

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

Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of September 30, 2024 and December 31, 2023, the DPP receivable of $270.3 million and $219.6 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the nine months ended September 30, 2024 and 2023, receivables sold under the A/R Securitization were $1.9 billion and $2.0 billion, respectively, and cash collections from customers on receivables sold were $1.8 billion and $2.1 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2024 and December 31, 2023, the outstanding principal on receivables sold under the A/R Securitization was $429.9 million and $345.7 million, respectively.
The A/R Securitization also provides funding from the Purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of September 30, 2024 and December 31, 2023, the Company had aggregate capital outstanding under this facility of $125.0 million and $100.0 million, respectively. On June 20, 2023, the Company amended the A/R Securitization to extend the maturity date to June 19, 2026 and incurred a servicing liability fee of $11.3 million in connection with the amendment, which will be amortized through the maturity date of the program.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$775.4	$767.7
Restricted cash recorded in Prepaid expenses and other current assets	37.5	33.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$812.9	$801.2
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid for:
Interest	$201.7	$167.6
Income taxes	35.2	74.5
Operating leases	86.8	89.5
Non-cash investing/financing activities:
Property and equipment additions through finance leases	13.0	21.7
Increase (decrease) in beneficial interest in a securitization	75.7	(60.9)
Right of use assets obtained through operating leases	36.2	46.3
Note 16: Subsequent Events
The Company has evaluated subsequent events through November 4, 2024, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

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
Highlights from the period ended September 30, 2024:
Third Quarter Results
•Revenue of $2.3 billion for the third quarter of 2024 increased 3% from the third quarter of 2023.
◦Leasing grew 13% driven by industrial and office leasing in the Americas and APAC.
◦Valuation and other grew 8% driven by the Americas and EMEA.
◦Services and Capital markets declined 2% and 4%, respectively.
•Net income of $33.7 million for the third quarter of 2024 increased $67.6 million compared to net loss of $33.9 million for the third quarter of 2023. Diluted earnings per share was $0.14 for the quarter.
◦Adjusted EBITDA of $142.5 million decreased 5% from the third quarter of 2023.
•On August 1, 2024, we completed the sale of a non-core Services business in the Americas, which resulted in a loss on disposition of $4.5 million and $17.0 million during the three and nine months ended September 30, 2024, respectively.
Year-to-Date Results
•Revenue of $6.8 billion for the nine months ended September 30, 2024 decreased 2% from the nine months ended September 30, 2023.
◦Strong Leasing growth of 7% was driven by broad strength across all segments, particularly the Americas.
◦Valuation and other grew 2% driven by the Americas and EMEA.
◦Services and Capital markets declined 2% and 7%, respectively.
•Net income of $18.4 million for the nine months ended September 30, 2024 increased $123.6 million compared to net loss of $105.2 million for the nine months ended September 30, 2023. Diluted earnings per share for the nine months ended September 30, 2024 was $0.08.
◦Adjusted EBITDA of $359.5 million increased 1% from the nine months ended September 30, 2023.
•Liquidity as of September 30, 2024 was $1.9 billion, consisting of availability on the Company’s undrawn Revolver of $1.1 billion and cash and cash equivalents of $0.8 billion.
October Debt Activity
In October 2024, we elected to prepay the remaining $47.9 million principal balance outstanding under the 2025 Tranche of our Term Loans, bringing our aggregate year-to-date debt repayments, including required principal payments, to $200.4 million. As of the date of this report, there are no funded long-term debt arrangements maturing prior to 2028. Additionally, in October 2024, we repriced the 2030 Tranche-2 of our Term Loans, reducing the applicable interest rate by 50 basis points to 1-month Term SOFR plus 3.25%.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions and the ability of market participants to access credit and the capital markets. Although borrowing costs have remained elevated, the commercial real estate industry overall has shown signs of improvement, as evidenced by growth in our Leasing revenue, which grew 7% compared to the nine months ended September 30, 2023, primarily driven by strength in the industrial and office sectors. In addition, actions taken by the Federal Reserve to lower interest rates in September 2024 are expected to improve optimism among real estate owners and investors and could result in more favorable commercial real estate fundamentals and underwriting assumptions.

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

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company’s 2023 Annual Report. There have been no material changes to these policies or estimates as of September 30, 2024.
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
Acquisitions and Dispositions
Our results may include the incremental impact of completed transactions, which could impact the comparability of our results on a year-over-year basis. Our results could include incremental revenues and expenses following the completion of an acquisition, or comparable results could include revenues and expenses of recent dispositions. Additionally, there could be an adverse impact on net income for a period of time after the completion of an acquisition driven by transaction-related and integration expenses. From time to time, we use strategic and in-fill acquisitions, as well as joint ventures, to add new service capabilities, to increase our scale within existing capabilities and to expand our presence in new or existing geographic regions globally. As it relates to dispositions, results may include gains or losses on the disposition and we may incur incremental transaction-related costs that could have an adverse impact on net income.

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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized (gain) loss on investments, net, loss on dispositions, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, gains from insurance proceeds and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.

Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses, as well as other expenses such as depreciation and amortization, loss on dispositions, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables. We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
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
Unrealized (gain) loss on investments, net represents net unrealized gains and losses on fair value investments. Prior to 2024, this primarily reflected unrealized losses on our investment in WeWork.
Loss on dispositions reflects losses on the sale or disposition of businesses as well as other transaction costs associated with the sales, which are not indicative of our core operating results given the low frequency of business dispositions by the Company.
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
Cost savings initiatives primarily reflects severance and other one-time employment-related separation costs related to actions to reduce headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued through September 30, 2024.
CEO transition costs in 2024 reflects certain payroll taxes associated with compensation for John Forrester, the Company’s former Chief Executive Officer (“CEO”). In 2023, CEO transition costs reflects accelerated stock-based compensation expense associated with stock awards granted to Mr. Forrester, who stepped down from the position of CEO as of June 30, 2023, but who remained employed by the Company as a Strategic Advisor until December 31, 2023. The requisite service period under the applicable award agreements was satisfied upon Mr. Forrester’s retirement from the Company on December 31, 2023. In 2023, CEO transition costs also included Mr. Forrester’s salary and bonus accruals for the third quarter of 2023. We believe the accelerated stock-based compensation expense, salary and bonus accruals, as well as the payroll taxes associated with such compensation, are similar in nature to one-time severance benefits and are not normal, recurring operating expenses necessary to operate the business.
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
Gains from insurance proceeds represents one-time gains related to certain contingent events, such as insurance recoveries, which are not considered ordinary course and which are only recorded once realized or realizable, net of related legal fees. We exclude such net gains from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$865.2	$878.8	(2)%	(2)%	$2,600.6	$2,664.7	(2)%	(2)%
Leasing	492.7	435.7	13%	13%	1,324.7	1,240.0	7%	7%
Capital markets	169.5	176.3	(4)%	(4)%	474.3	511.0	(7)%	(7)%
Valuation and other	105.2	97.3	8%	7%	314.2	309.3	2%	2%
Total service line fee revenue(1)	1,632.6	1,588.1	3%	3%	4,713.8	4,725.0	0%	0%
Gross contract reimbursables(2)	711.6	697.9	2%	2%	2,103.2	2,216.3	(5)%	(5)%
Total revenue	$2,344.2	$2,286.0	3%	2%	$6,817.0	$6,941.3	(2)%	(2)%

Costs and expenses:
Cost of services provided to clients	$1,200.2	$1,184.2	1%	1%	$3,515.9	$3,551.5	(1)%	(1)%
Cost of gross contract reimbursables	711.6	697.9	2%	2%	2,103.2	2,216.3	(5)%	(5)%
Total costs of services	1,911.8	1,882.1	2%	1%	5,619.1	5,767.8	(3)%	(2)%
Operating, administrative and other	314.2	300.9	4%	4%	904.4	945.7	(4)%	(4)%
Depreciation and amortization	28.9	36.2	(20)%	(21)%	92.6	108.8	(15)%	(15)%
Restructuring, impairment and related charges	14.1	9.2	53%	51%	36.5	23.4	56%	55%
Total costs and expenses	2,269.0	2,228.4	2%	2%	6,652.6	6,845.7	(3)%	(3)%
Operating income	75.2	57.6	31%	31%	164.4	95.6	72%	72%
Interest expense, net of interest income	(54.9)	(89.5)	(39)%	(39)%	(174.4)	(224.2)	(22)%	(22)%
Earnings from equity method investments	12.1	16.6	(27)%	(28)%	28.1	41.3	(32)%	(32)%
Other income (expense), net	20.6	(2.0)	n.m.	n.m.	25.6	(12.8)	n.m.	n.m.
Earnings (loss) before income taxes	53.0	(17.3)	n.m.	n.m.	43.7	(100.1)	n.m.	n.m.
Provision for income taxes	19.3	16.6	16%	15%	25.3	5.1	n.m.	n.m.
Net income (loss)	$33.7	$(33.9)	n.m.	n.m.	$18.4	$(105.2)	n.m.	n.m.
Net income (loss) margin	1.4%	(1.5)%			0.3%	(1.5)%

Adjusted EBITDA	$142.5	$150.0	(5)%	(5)%	$359.5	$357.0	1%	1%
Adjusted EBITDA margin(3)	8.7%	9.4%			7.6%	7.6%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$33.7	$(33.9)	$18.4	$(105.2)
Adjustments:
Depreciation and amortization	28.9	36.2	92.6	108.8
Interest expense, net of interest income	54.9	89.5	174.4	224.2
Provision for income taxes	19.3	16.6	25.3	5.1
Unrealized (gain) loss on investments, net	(0.9)	4.0	0.8	22.9
Loss on dispositions	5.5	—	19.5	1.8
Integration and other costs related to merger	1.1	2.4	3.9	6.8
Acquisition related costs and efficiency initiatives	—	—	—	11.7
Cost savings initiatives	11.5	14.2	28.9	41.4
CEO transition costs	—	3.2	1.9	5.5
Servicing liability fees and amortization	(0.5)	0.7	(1.4)	12.3
Legal and compliance matters	—	14.1	—	14.1
Gain from insurance proceeds, net of legal fees	(16.5)	—	(16.5)	1.1
Other(1)	5.5	3.0	11.7	6.5
Adjusted EBITDA	$142.5	$150.0	$359.5	$357.0
(1) For the three months ended September 30, 2024, Other primarily reflects one-time consulting costs associated with the Company rebranding and discrete offshoring costs. For the nine months ended September 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024, bad debt expense driven by a sublessee default and one-time consulting costs associated with a secondary offering of our ordinary shares by our former shareholders. For the three and nine months ended September 30, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards and one-time consulting costs associated with certain legal entity reorganization projects.

Summary of Total costs and expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas Fee-based operating expenses	$1,071.6	$1,017.2	$3,091.1	$3,110.4
EMEA Fee-based operating expenses	177.0	191.9	544.1	568.9
APAC Fee-based operating expenses	251.5	243.7	754.3	730.6
Cost of gross contract reimbursables	711.6	697.9	2,103.2	2,216.3
Segment operating expenses	2,211.7	2,150.7	6,492.7	6,626.2
Depreciation and amortization	28.9	36.2	92.6	108.8
Loss on dispositions	5.5	—	19.5	1.8
Integration and other costs related to merger	1.1	2.4	3.9	6.8
Acquisition related costs and efficiency initiatives	—	—	—	11.7
Cost savings initiatives	11.5	14.2	28.9	41.4
CEO transition costs	—	3.2	1.9	5.5
Servicing liability fees and amortization	(0.5)	0.7	(1.4)	12.3
Legal and compliance matters	—	14.1	—	14.1
Other, including foreign currency movements(1)	10.8	6.9	14.5	17.1
Total costs and expenses	$2,269.0	$2,228.4	$6,652.6	$6,845.7
(1) For the three months ended September 30, 2024, Other primarily reflects one-time consulting costs associated with the Company rebranding, discrete offshoring costs and the effects of movements in foreign currency. For the nine months ended September 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024, bad debt expense driven by a sublessee default and one-time consulting costs associated with a secondary offering of our ordinary shares by our former shareholders. For the three and nine months ended September 30, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards, one-time consulting costs associated with certain legal entity reorganization projects and the effects of movements in foreign currency.

Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Revenue
Revenue of $2.3 billion increased $58.2 million or 3% compared to the three months ended September 30, 2023, primarily driven by Leasing revenue growth of 13%, with strength in the Americas and APAC. In the Americas, Leasing revenue grew 16% primarily driven by strong office and industrial revenue as a result of improved business optimism. In addition, Valuation and other revenue increased 8%. Partially offsetting these trends was a 4% decline in Capital markets revenue, primarily driven by APAC, as volatility and uncertainty in the interest rate environment continued to challenge investment sales activity. Services revenue declined 2% and Gross contract reimbursables increased 2% due to changes in client mix and the sale of a non-core Services business on August 1, 2024.
Costs of services
Costs of services of $1.9 billion increased $29.7 million or 2% compared to the three months ended September 30, 2023, principally driven by an increase in employment costs of approximately $83.0 million including higher commissions as a result of higher Leasing revenue, partially offset by declines in third-party consumables and sub-contractor costs of approximately $40.0 million, as a result of lower Services revenue. Cost of services provided to clients increased 1% and Cost of gross contract reimbursables increased 2%.
Operating, administrative and other
Operating, administrative and other expenses of $314.2 million increased $13.3 million or 4% compared to the three months ended September 30, 2023, driven by higher employment costs due to the timing of incentive compensation accrual adjustments in the third quarter of 2023, partially offset by our cost savings initiatives.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $14.1 million increased $4.9 million compared to the three months ended September 30, 2023, primarily driven by an additional $4.5 million loss on disposition recognized in the third quarter of 2024 related to the sale of a non-core Services business in the Americas.
Interest expense, net of interest income
Interest expense of $54.9 million decreased $34.6 million or 39% compared to the three months ended September 30, 2023, primarily related to a loss on debt extinguishment of $25.0 million as well as $4.0 million of new transaction costs expensed in the third quarter of 2023 in connection with the refinancing of a portion of the borrowings under our 2018 Credit Agreement (see Note 10: Long-Term Debt and Other Borrowings in the Notes to the Condensed Consolidated Financial Statements for further information). The decrease in interest expense was also partially driven by lower variable interest rates on our Term Loans compared to the prior year period.
Earnings from equity method investments
Earnings from equity method investments of $12.1 million decreased $4.5 million compared to the three months ended September 30, 2023, primarily due to a decline in earnings recognized from our equity method investment Cushman Wakefield Greystone LLC (the “Greystone JV”) due to lower transaction volumes as a result of tighter lending conditions given the volatility in interest rates.
Other income (expense), net
Other income, net was $20.6 million for the three months ended September 30, 2024 compared to other expense, net of $2.0 million for the three months ended September 30, 2023, driven by a $17.3 million gain from insurance proceeds recognized in the third quarter of 2024 (see Note 11: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further information), as well as lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork.
Provision for income taxes
Provision for income taxes for the third quarter of 2024 was $19.3 million on earnings before income taxes of $53.0 million. For the third quarter of 2023, the provision for income taxes was $16.6 million on loss before income taxes of $17.3 million. The increase in income tax expense compared to the three months ended September 30, 2023 was primarily driven by higher earnings before income taxes and changes in the jurisdictional mix of earnings resulting in higher non-deductible losses when compared to the same period in 2023.

Net income (loss) and Adjusted EBITDA
Net income was $33.7 million for the three months ended September 30, 2024 compared to net loss of $33.9 million for the three months ended September 30, 2023. Net income margin was 1.4% compared to net loss margin of 1.5% for the three months ended September 30, 2023. The $67.6 million increase in net income was driven by growth in our Leasing service line, the impact of our cost savings initiatives, a one-time gain from insurance proceeds and lower losses on our fair value investments. Additionally, a loss on debt extinguishment incurred in 2023 contributed to the improvement from the prior year period. These favorable trends were partially offset by declines in our Services and Capital markets service lines, higher incentive compensation and the loss on disposition recognized in the third quarter of 2024.
Adjusted EBITDA of $142.5 million decreased $7.5 million or 5% compared to the three months ended September 30, 2023, driven by the same factors impacting Net income above, with the exception of the gain from insurance proceeds, net unrealized losses on our fair value investments, loss on disposition and loss on debt extinguishment incurred in the prior year period. Adjusted EBITDA margin, measured against service line fee revenue, of 8.7% declined 72 basis points from the third quarter of 2023.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Revenue
Revenue of $6.8 billion decreased $124.3 million or 2% compared to the nine months ended September 30, 2023, driven by the Americas and EMEA which decreased 3% and 3%, respectively, partially offset by growth in APAC of 7%. This decline was principally driven by decreases in Services and Gross contract reimbursables revenue of 2% and 5%, respectively, due to changes in client mix. Capital markets revenue declined 7%, driven by a 9% decline in the Americas, as volatility and uncertainty in the interest rate environment continued to challenge investment sales activity in the first half of 2024. Partially offsetting these trends was 7% growth in Leasing revenue compared to the nine months ended September 30, 2023, driven by broad strength across all segments, primarily within the industrial and office sectors. Valuation and other revenue also increased 2%.
Costs of services
Costs of services of $5.6 billion decreased $148.7 million or 3% compared to the nine months ended September 30, 2023, principally driven by a decrease in third-party consumables and sub-contractor costs of approximately $189.0 million, partially offset by an increase in employment costs of approximately $52.0 million. Cost of services provided to clients decreased 1% and Cost of gross contract reimbursables decreased 5%, driven by the Americas, due to changes in client mix. Total costs of services as a percentage of total revenue was 82% for the nine months ended September 30, 2024 compared to 83% for the nine months ended September 30, 2023.
Operating, administrative and other
Operating, administrative and other expenses of $904.4 million decreased $41.3 million or 4% compared to the nine months ended September 30, 2023, driven by the impact of our cost savings initiatives, primarily realized as a reduction in employment costs. In addition, during June 2023, the Company incurred an $11.3 million servicing liability fee in connection with the amendment and extension of the A/R Securitization. Operating, administrative and other expenses as a percentage of total revenue was 13% for the nine months ended September 30, 2024 compared to 14% for the nine months ended September 30, 2023.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $36.5 million increased $13.1 million compared to the nine months ended September 30, 2023, primarily driven by a loss on disposition of $17.0 million related to the sale of a non-core Services business in the Americas, partially offset by a decrease in severance and employment-related costs of $3.2 million. In 2023, the Company actioned certain cost savings initiatives, including a reduction in headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued through September 30, 2024.
Interest expense, net of interest income
Interest expense of $174.4 million decreased $49.8 million or 22% compared to the nine months ended September 30, 2023, primarily related to an aggregate loss on debt extinguishment of $41.9 million as well as $8.7 million of new transaction costs expensed in 2023 in connection with the refinancing of a portion of the borrowings under our 2018 Credit Agreement (see Note 10: Long-Term Debt and Other Borrowings in the Notes to the Condensed

Consolidated Financial Statements for further information). The decrease in interest expense was partially offset by higher variable interest rates on our Term Loans compared to the prior year period.
Earnings from equity method investments
Earnings from equity method investments of $28.1 million decreased $13.2 million compared to the nine months ended September 30, 2023, primarily due to a decline of $13.6 million in earnings recognized from the Greystone JV due to lower transaction volumes as a result of tighter lending conditions given the volatility in interest rates.
Other income (expense), net
Other income, net was $25.6 million for the nine months ended September 30, 2024 compared to other expense, net of $12.8 million for the nine months ended September 30, 2023, driven by a $17.3 million gain from insurance proceeds recognized in the third quarter of 2024 (see Note 11: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further information), as well as lower net unrealized losses on our fair value investments, primarily related to our investment in WeWork. These trends were partially offset by lower royalty fee income.
Provision for income taxes
Provision for income taxes for the nine months ended September 30, 2024 was $25.3 million on earnings before income taxes of $43.7 million. For the nine months ended September 30, 2023, the provision for income taxes was $5.1 million on a loss before income taxes of $100.1 million. The increase in income tax expense was driven by an increase in earnings before income taxes and changes in the jurisdictional mix of earnings resulting in higher non-deductible losses when compared to the same period in 2023.
Net income (loss) and Adjusted EBITDA
Net income was $18.4 million for the nine months ended September 30, 2024 compared to net loss of $105.2 million in the nine months ended September 30, 2023. Net income margin was 0.3% compared to net loss margin of 1.5% for the prior year period. The improvement was driven by the impact of our cost savings initiatives, including lower employment costs, growth in our Leasing service line, a one-time gain from insurance proceeds and lower net unrealized losses on our fair value investments. Additionally, an aggregate loss on debt extinguishment and a servicing liability fee associated with the amendment and extension of the A/R Securitization in 2023 contributed to the improvement from the prior year period. These favorable trends were partially offset by declines in our Services and Capital markets service lines and the loss on disposition recognized in 2024.
Adjusted EBITDA of $359.5 million increased $2.5 million or 1% compared to the nine months ended September 30, 2023, driven by the same factors impacting Net income above, with the exception of the gain from insurance proceeds, net unrealized losses on our fair value investments, loss on disposition and the aggregate loss on debt extinguishment and A/R Securitization servicing liability fee incurred in the prior year period. Adjusted EBITDA margin, measured against service line fee revenue, of 7.6% remained unchanged from the nine months ended September 30, 2023.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized (gain) loss on investments, net, loss on dispositions, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, gains from insurance proceeds and other non-recurring items.

Americas Results
The following table summarizes our results of operations by our Americas segment for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$605.4	$611.7	(1)%	0%	$1,811.2	$1,869.1	(3)%	(3)%
Leasing	396.0	341.1	16%	16%	1,047.8	981.8	7%	7%
Capital markets	138.5	136.2	2%	2%	381.9	418.4	(9)%	(9)%
Valuation and other	38.8	31.2	24%	26%	113.0	103.1	10%	11%
Total service line fee revenue(1)	1,178.7	1,120.2	5%	6%	3,353.9	3,372.4	(1)%	0%
Gross contract reimbursables(2)	571.8	581.7	(2)%	(1)%	1,731.2	1,886.6	(8)%	(8)%
Total revenue	$1,750.5	$1,701.9	3%	3%	$5,085.1	$5,259.0	(3)%	(3)%

Costs and expenses:
Americas Fee-based operating expenses	$1,071.6	$1,017.2	5%	6%	$3,091.1	$3,110.4	(1)%	0%
Cost of gross contract reimbursables	571.8	581.7	(2)%	(1)%	1,731.2	1,886.6	(8)%	(8)%
Segment operating expenses	$1,643.4	$1,598.9	3%	3%	$4,822.3	$4,997.0	(3)%	(3)%

Net income (loss)	$41.2	$20.8	98%	97%	$42.0	$(10.1)	n.m.	n.m.

Adjusted EBITDA	$111.3	$117.4	(5)%	(5)%	$284.7	$290.4	(2)%	(2)%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Americas revenue in the third quarter of 2024 was $1.8 billion, an increase of $48.6 million or 3% from the third quarter of 2023. This increase was principally driven by higher Leasing revenue which was up 16%, primarily due to higher tenant representation revenue as a result of more favorable market conditions than the third quarter of 2023. In addition, Valuation and other and Capital markets revenue increased by 24% and 2%, respectively, reflecting improved business confidence. Partially offsetting these increases were declines in Services and Gross contract reimbursables revenue of 1% and 2%, respectively, primarily as a result of the sale of a non-core Services business on August 1, 2024.
Fee-based operating expenses of $1.1 billion increased 5% principally due to higher commissions associated with revenue increases in Leasing and higher employment costs due to the timing of incentive compensation accrual adjustments in the third quarter of 2023, partially offset by lower sub-contractor and third-party consumable costs associated with revenue decreases in Services.
Adjusted EBITDA of $111.3 million decreased $6.1 million or 5% compared to the third quarter of 2023, primarily driven by the impact of the sale of a non-core Services business in the third quarter of 2024, higher employment costs due to the timing of incentive compensation accrual adjustments in the third quarter of 2023, and lower earnings recognized from the Greystone JV. These trends were partially offset by growth in our Leasing, Capital markets and Valuation and other service lines.

Americas: Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Americas revenue in the nine months ended September 30, 2024 was $5.1 billion, a decrease of $173.9 million or 3% from the nine months ended September 30, 2023. This decline was principally driven by lower Services and Gross contract reimbursables revenue which were down 3% and 8%, respectively, primarily due to declines in facilities management, including as a result of the sale of a non-core Services business in the third quarter of 2024, facilities services and changes in client mix. In addition, volatility and uncertainty in the interest rate environment continued to challenge investment sales activity resulting in a decline in Capital markets revenue of 9%. Partially offsetting these declines was growth in Leasing and Valuation and other revenue of 7% and 10%, respectively.
Fee-based operating expenses of $3.1 billion decreased 1% principally due to lower sub-contractor and third-party consumable costs associated with revenue decreases in Services, as well as the impact of our cost savings initiatives.
Adjusted EBITDA of $284.7 million decreased $5.7 million compared to the nine months ended September 30, 2023, primarily driven by declines in our Services and Capital markets service lines, the impact of the sale of a non-core Services business in the third quarter of 2024 and lower earnings recognized from the Greystone JV. These trends were partially offset by the impact of our cost savings initiatives and growth in our Leasing and Valuation and other service lines.

EMEA Results
The following table summarizes our results of operations by our EMEA segment for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$78.2	$98.9	(21)%	(22)%	$239.2	$280.0	(15)%	(16)%
Leasing	50.7	54.0	(6)%	(8)%	158.2	148.5	7%	5%
Capital markets	20.2	20.8	(3)%	(5)%	54.9	52.4	5%	3%
Valuation and other	42.0	39.1	7%	5%	126.3	122.9	3%	1%
Total service line fee revenue(1)	191.1	212.8	(10)%	(12)%	578.6	603.8	(4)%	(5)%
Gross contract reimbursables(2)	28.8	29.1	(1)%	(3)%	85.5	83.2	3%	1%
Total revenue	$219.9	$241.9	(9)%	(11)%	$664.1	$687.0	(3)%	(5)%

Costs and expenses:
EMEA Fee-based operating expenses	$177.0	$191.9	(8)%	(10)%	$544.1	$568.9	(4)%	(6)%
Cost of gross contract reimbursables	28.8	29.1	(1)%	(3)%	85.5	83.2	3%	1%
Segment operating expenses	$205.8	$221.0	(7)%	(9)%	$629.6	$652.1	(3)%	(5)%

Net loss	$(13.5)	$(36.0)	(63)%	(63)%	$(28.5)	$(65.5)	(56)%	(56)%

Adjusted EBITDA	$12.4	$16.6	(25)%	(28)%	$34.6	$31.4	10%	10%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended September 30, 2024 compared to the three months ended September 30, 2023
EMEA revenue in the third quarter of 2024 was $219.9 million, a decrease of $22.0 million or 9% from the third quarter of 2023. Excluding the favorable impact of foreign currency of $5.2 million, EMEA revenue decreased 11% on a local currency basis. The decrease was principally driven by lower Services and Gross contract reimbursables revenue which were down 22% and 3%, on a local currency basis, respectively, due to declines in project management. In addition, Leasing and Capital markets revenue decreased 8% and 5%, respectively, on a local currency basis. Partially offsetting these declines was growth in Valuation and other revenue, which was up 5%, on a local currency basis.
Fee-based operating expenses of $177.0 million decreased 10% on a local currency basis principally due to lower sub-contractor and third-party consumable costs associated with revenue decreases in Services, partially offset by cost inflation.
Adjusted EBITDA of $12.4 million decreased $4.2 million or 25% compared to the third quarter of 2023, primarily driven by lower Services, Leasing and Capital markets revenue.

EMEA: Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
EMEA revenue in the nine months ended September 30, 2024 was $664.1 million, a decrease of $22.9 million or 3% from the nine months ended September 30, 2023. Excluding the favorable impact of foreign currency of $9.9 million, EMEA revenue decreased 5% on a local currency basis. The decrease was principally driven by lower Services revenue which was down 16%, on a local currency basis, due to declines in project management and changes in client mix. Partially offsetting this decline was growth in Leasing, Capital markets and Valuation and other revenue which were up 5%, 3% and 1%, respectively, on a local currency basis, due to more favorable market conditions than the nine months ended September 30, 2023 driving momentum in trading across most markets.
Fee-based operating expenses of $544.1 million decreased 6% on a local currency basis principally due to lower sub-contractor and third-party consumable costs associated with revenue decreases in Services, partially offset by higher incentive compensation and cost inflation.
Adjusted EBITDA of $34.6 million increased $3.2 million or 10% compared to the nine months ended September 30, 2023, primarily driven by increases in Leasing, Capital markets and Valuation and other revenue and the impact of our cost savings initiatives, partially offset by a decline in Services, higher incentive compensation and cost inflation.

APAC Results
The following table summarizes our results of operations by our APAC segment for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change in USD	% Change in Local Currency	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$181.6	$168.2	8%	6%	$550.2	$515.6	7%	7%
Leasing	46.0	40.6	13%	13%	118.7	109.7	8%	10%
Capital markets	10.8	19.3	(44)%	(44)%	37.5	40.2	(7)%	(3)%
Valuation and other	24.4	27.0	(10)%	(10)%	74.9	83.3	(10)%	(9)%
Total service line fee revenue(1)	262.8	255.1	3%	2%	781.3	748.8	4%	5%
Gross contract reimbursables(2)	111.0	87.1	27%	26%	286.5	246.5	16%	17%
Total revenue	$373.8	$342.2	9%	8%	$1,067.8	$995.3	7%	8%

Costs and expenses:
APAC Fee-based operating expenses	$251.5	$243.7	3%	2%	$754.3	$730.6	3%	4%
Cost of gross contract reimbursables	111.0	87.1	27%	26%	286.5	246.5	16%	17%
Segment operating expenses	$362.5	$330.8	10%	8%	$1,040.8	$977.1	7%	7%

Net income (loss)	$6.0	$(18.7)	n.m.	n.m.	$4.9	$(29.6)	n.m.	n.m.

Adjusted EBITDA	$18.8	$16.0	18%	15%	$40.2	$35.2	14%	16%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended September 30, 2024 compared to the three months ended September 30, 2023
APAC revenue in the third quarter of 2024 was $373.8 million, an increase of $31.6 million or 9% from the third quarter of 2023. Excluding the favorable impact of foreign currency of $4.1 million, APAC revenue increased 8% on a local currency basis. The increase was principally driven by growth in Services and Gross contract reimbursables revenue which were up 6% and 26%, respectively, on a local currency basis, due to increases in facilities management and facilities services. In addition, Leasing revenue increased 13% on a local currency basis, due to more favorable market conditions than the third quarter of 2023. Partially offsetting these trends were declines in Capital markets and Valuation and other revenue of 44% and 10%, respectively, on a local currency basis.
Fee-based operating expenses of $251.5 million increased 2% on a local currency basis principally due to higher sub-contractor and third-party consumable costs associated with revenue increases in Services and higher employment costs due to the timing of incentive compensation accrual adjustments in the third quarter of 2023, partially offset by our cost savings initiatives.
Adjusted EBITDA of $18.8 million increased $2.8 million or 18% compared to the third quarter of 2023, primarily driven by growth in Services and Leasing revenue and the impact of our cost savings initiatives, partially offset by declines in our Capital markets and Valuation and other service lines and higher incentive compensation.

APAC: Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
APAC revenue in the nine months ended September 30, 2024 was $1.1 billion, an increase of $72.5 million or 7% from the nine months ended September 30, 2023. Excluding the unfavorable impact of foreign currency of $10.6 million, APAC revenue increased 8% on a local currency basis. The increase was principally driven by growth in Services and Gross contract reimbursables revenue which were up 7% and 17%, on a local currency basis, respectively, due to increases in facilities management and project management. In addition, Leasing revenue also increased 10% on a local currency basis, due to more favorable market conditions than the nine months ended September 30, 2023. Partially offsetting these trends were declines in Capital markets and Valuation and other revenue of 3% and 9%, respectively, on a local currency basis.
Fee-based operating expenses of $754.3 million increased 4% on a local currency basis principally due to higher sub-contractor and third-party consumable costs associated with revenue increases in Services, partially offset by the impact of our cost savings initiatives.
Adjusted EBITDA of $40.2 million increased $5.0 million or 14% compared to the nine months ended September 30, 2023, primarily driven by growth in Leasing and Services revenue and the impact of our cost savings initiatives, partially offset by declines in our Capital Markets and Valuation and other service lines.

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
In October 2024, we elected to prepay the remaining $47.9 million principal balance outstanding under the 2025 Tranche of our Term Loans, bringing our aggregate year-to-date debt repayments, including required principal payments, to $200.4 million. As of the date of this report, there are no further long-term debt arrangements maturing prior to 2028. Additionally, in October 2024, we repriced the 2030 Tranche-2 of our Term Loans, reducing the applicable interest rate by 50 basis points to 1-month Term SOFR plus 3.25%.
As of September 30, 2024, the Company had $1.9 billion of liquidity, consisting of cash and cash equivalents of $0.8 billion and availability on our undrawn Revolver of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the nine months ended September 30, 2024 were $31.7 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of September 30, 2024, the Company had aggregate capital outstanding under this facility of $125.0 million. This amount was repaid in full in October 2024. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 14: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Nine Months Ended September 30,
Cash Flow Summary	2024	2023
Net cash provided by (used in) operating activities	$92.8	$(50.2)
Net cash provided by investing activities	114.3	80.2
Net cash used in financing activities	(197.5)	(107.1)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	2.1	(6.6)
Total change in cash, cash equivalents and restricted cash	$11.7	$(83.7)
Operating Activities
We generated $92.8 million of cash from operating activities during the nine months ended September 30, 2024, an increase of $143.0 million compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we used net working capital for operations of $69.9 million, a decrease of $154.3 million compared to the nine months ended September 30, 2023. The reduction in our use of net working capital was principally driven by lower bonus accruals and lower income taxes payable, partially offset by lower trade receivables. In addition, the improvement in cash flows from operating activities was driven by a $123.6 million increase from net loss to net income.
Investing Activities
We generated $114.3 million of cash from investing activities during the nine months ended September 30, 2024, an increase of $34.1 million compared to the nine months ended September 30, 2023, primarily driven by proceeds from the sale of a non-core Services business in the third quarter of 2024 of $121.4 million, offset by a decrease in the net capital funding from the facility limit secured by our A/R Securitization of $95.0 million and lower investments in equity securities.
Financing Activities
We used $197.5 million of cash in financing activities during the nine months ended September 30, 2024, an increase of $90.4 million from the nine months ended September 30, 2023, primarily driven by repayment of borrowings under our 2018 Credit Agreement of $150.0 million, partially offset by payment of debt issuance costs of $65.4 million in the nine months ended September 30, 2023.

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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2024, we elected to use an annual rate equal to (i) 1-month Term SOFR, plus 0.11% (which sum is subject to a minimum floor of 0.00%), plus 2.75% for the 2025 Tranche, (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.00% for the 2030 Tranche-1 and (iii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.75% for the 2030 Tranche-2. In October 2024, we repriced the 2030

Tranche-2, reducing the applicable interest rate by 50 basis points to 1-month Term SOFR plus 3.25%. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2024 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
10.1
Amendment No. 9 to the Credit Agreement, dated as of October 10, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 10, 2024
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

Date: November 4, 2024
/s/ Laurida Sayed
Laurida Sayed
Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)