Form 10-K
period 2024-12-31
Cushman & Wakefield plc
filed 2025-02-21
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to _______________
Commission file number 001-38611

Cushman & Wakefield plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1193584
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 Old Broad Street
London, United Kingdom	EC2N 1AR
(Address of principal executive offices)	(Zip Code)

+ 44 20 3296 3000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Share, $0.10 par value	CWK	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

The aggregate market value of the registrant’s ordinary shares as of June 30, 2024 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2024) held by those persons deemed by the registrant to be non-affiliates was approximately $2.3 billion. Ordinary shares held by each executive officer and director of the registrant and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock or had a contractual right to nominate a director as of June 30, 2024 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2025, the number of ordinary shares outstanding was 229,726,875.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2025 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CUSHMAN & WAKEFIELD plc
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business Overview
Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is a leading global commercial real estate services firm that makes a meaningful impact for our people, clients, communities and world. Led by an experienced executive team and driven by approximately 52,000 employees in nearly 400 offices and approximately 60 countries, we deliver exceptional value for real estate occupiers and owners, managing approximately 6.0 billion square feet of commercial real estate space globally and offering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through comprehensive service offerings including (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. In 2024, 2023 and 2022, we generated revenues of $9.4 billion, $9.5 billion and $10.1 billion, respectively, and service line fee revenue of $6.6 billion, $6.5 billion and $7.2 billion, respectively.
Since 2014, we have built a company with the scale and global footprint to effectively serve our multinational and local clients’ needs. The result is a global real estate services firm with the iconic, more than 100-year-old, Cushman & Wakefield brand.
Our recent history has been a period of strategic transformation for our company. Our experienced management team is focused on improving financial performance and cash flows, reducing leverage, driving operating efficiencies and attracting and retaining top talent. Today, Cushman & Wakefield is one of the top three real estate services providers as measured by revenue and workforce. We have gained third-party recognition as a provider and employer of choice, having consistently been named in the top four in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands, and a leading global real estate services firm by the International Association of Outsourcing Professionals.
In 2024, we launched our new purpose and values, encapsulated by the theme that Better never settles. As an organization and as individuals, we will never settle for the world that’s been built, but relentlessly drive it forward for our clients, colleagues and communities. Our core values (Driven, Resilient, Inclusive, Visionary and Entrepreneurial) drive our business, create inspiration and help us provide value-added services to the built environment every day.
We have built a scalable platform that we believe is well positioned to support our growth strategy by focusing on providing effective problem solving through quality advice and execution, continuing to operate with rigor, investing in advanced technologies and innovative practices, and recruiting, developing and retaining top talent.
Our Principal Services and Regions of Operation
Our business is organized, and we report our operating results, through three geographic segments: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”) representing 74%, 10% and 16% of our 2024 total revenue and 71%, 13% and 16% of our 2024 service line fee revenue, respectively. We operate the following service lines within each of our segments: (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other, representing 53%, 30%, 10% and 7% of our 2024 service line fee revenue, respectively.
Our Geographical Segments
Our global presence and integrated platform enable us to provide a broad base of services across geographies. This global footprint, complemented by a full suite of service offerings, positions us as one of a small number of providers able to respond to complex global mandates from large multinational occupiers and owners.
By revenue, our largest country was the United States, representing 71%, 72% and 74% of revenue in the years ended December 31, 2024, 2023 and 2022, respectively, followed by Australia, representing 5%, 5% and 4% of revenue in the years ended December 31, 2024, 2023 and 2022, respectively.

Our Service Lines
Effective January 1, 2024, the Property, facilities and project management service line was renamed to Services. The change was to the name only and had no impact on the composition of the Company’s service lines or its historical results.
Services. Our largest service line based on revenue includes property management, facilities management, facilities services and project and development services. Revenues in this service line are recurring in nature, many through multi-year contracts with relatively high switching costs.
For real estate occupiers, we offer integrated facilities management, project and development services, portfolio administration, transaction management and strategic consulting. These services are offered individually or through our global occupier services offering, which provides a comprehensive range of bundled services resulting in consistent quality of service and cost savings.
For real estate owners, we offer a variety of property management services, which include client accounting, engineering and operations, lease compliance administration, project and development services, tenant experience and residential property management.
In addition, we offer globally to both owners and occupiers (i) self-performed facilities services, which include janitorial, maintenance, critical environment management, landscaping and office services, (ii) workplace and portfolio consulting and (iii) sustainability services.
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

Industry Overview and Market Trends
We operate in an industry where the increasing complexity of our clients’ real estate operations drives demand for high quality services providers. The sector also continues to be fragmented among regional, local and boutique providers. In the past several years, our business was negatively impacted by inflation and increased volatility in interest rates, among other macroeconomic challenges, which led to ongoing volatility within global capital and credit markets. This has resulted in delays in certain real estate transaction decisions, but we believe it has also led to an increase in available capital ready to be deployed for real estate investments once market conditions become more favorable. Although borrowing costs remain elevated and transaction volumes have not fully stabilized, the commercial real estate industry overall showed signs of improvement in 2024. These macroeconomic trends and uncertainties are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K (this “Annual Report”). Key drivers of revenue growth for the largest commercial real estate services providers, including us, are expected to include:
Increased Complexity in the Built World. Real estate decisions and operations have become increasingly complex, as owners, investors and occupiers need to consider factors such as environmental concerns, flexible work arrangements, commuting patterns, demographics, supply chain considerations and, recently, a more volatile financing environment. Service providers with broader and more diverse offerings and areas of expertise can better meet customer needs in this evolving landscape.
Institutional Investors Owning a Greater Proportion of Global Real Estate. Institutional owners, such as real estate investment trusts (REITs), pension funds, sovereign wealth funds and other financial entities, have in recent years increased investment allocations into the real estate sector. Institutional owners self-perform property management services at a lower rate than private owners, outsourcing more to services providers, and have historically executed real estate transactions at a higher rate than private owners.
Owners and Occupiers Continue to Consolidate Their Real Estate Services Providers. Owners and occupiers continue to consolidate their services provider relationships on a regional, national and global basis to obtain more consistent execution across markets and to benefit from streamlined management oversight of “single point of contact” service delivery.
Global Services Providers Create Value in a Fragmented Industry. Clients are choosing to outsource commercial real estate services to global firms that can provide a fully developed platform of commercial real estate services. Global services providers with larger operating platforms can utilize economies of scale. Those few firms with scalable operating platforms are best positioned to improve their profitability and market share as real estate investors and occupiers become increasingly global and require commercial real estate services partners that can match their geographic reach and complex real estate needs.
Sustainability in Real Estate. Sustainability considerations are increasingly incorporated into both investor and occupier decisions. Real estate services providers continue to develop and maintain solutions to help clients meet stricter environmental regulations, operate more efficiently and achieve their own sustainability goals.
Our Competitive Strengths
Our business is designed and built around the goal of providing strategic advice to our clients on how they think about and use space. We believe we are well positioned to capitalize on the growth opportunities and globalization trends in the commercial real estate services industry. We attribute our position to the following competitive strengths:
Global Size and Scale. We believe multinational clients prefer to partner with real estate services providers with the scale necessary to meet their needs across multiple geographies and service lines. Often, this scale is a prerequisite to compete for complex global service mandates. We have built a platform through investment in our people and technology to enable approximately 52,000 employees to offer our clients services through an extensive network of nearly 400 offices in approximately 60 countries. This scale provides operational leverage, translating revenue growth into increased profitability.

Solutions for a Complex and Evolving Built World. We offer our clients a fully integrated commercial real estate services experience across (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. These services can be bundled into regional, national and global contracts and/or delivered locally for individual assignments to meet the needs of a wide range of client types. We view each interaction with our clients as an opportunity to deliver an exceptional experience by offering a full platform of services, while deepening and strengthening our relationships. Our comprehensive service offerings extend across multiple asset types including office, retail, multifamily, logistics, healthcare and life sciences.
Our Iconic Brand. The history of our franchise and brand is one of the oldest and most respected in the industry. Our founding predecessor firm, DTZ, traces its history back to 1784 with the founding of Chessire Gibson in the U.K. Our brand, Cushman & Wakefield, was founded in 1917 in New York. Today, this pedigree, heritage and continuity continues to be recognized by our clients, employees and the industry. We are consistently named in the top four in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands. For the 13th consecutive year, we have been named as a leader in the International Association of Outsourcing Professionals’ top 100 outsourcing professional service firms. In addition, in 2024, we were recognized as one of the World’s Most Sustainable Companies of 2024 by TIME.
Significant Recurring Revenue Resilient to Changing Economic Conditions. In 2024, our Services business, which is recurring and contractual in nature, generated 67% of our total revenue and 53% of our service line fee revenue. These revenue streams help provide greater stability to our cash flows and underlying business and have proven to be resilient to changing and challenging economic conditions.
Highly Focused Team with a Bias to Action. For years, our people have earned a strong reputation by successfully executing the most iconic and complex real estate assignments in the world. Because of this legacy of excellence, and our leading platform and brand strength, we attract and retain top talent in the industry. We strive to build an engaged workforce and to support an environment where opportunity is accessible to all. We provide our employees with training and growth opportunities to support their ongoing success. In addition, we are focused on management development to drive strong operational performance and continuing innovation.
Our Growth Strategy
Our vision is to be recognized as the premier brand in the industry, setting the standard across the built environment by providing effective problem solving through quality advice and execution.
We have strengthened our core operations and will continue to operate with discipline, focusing on both organic and inorganic growth. From 2025 onwards, strategic allocation of capital towards these growth investments will be a priority. By identifying emerging opportunities and making strategic acquisitions, we aim to drive growth in the years ahead.
We believe our key differentiator is our extraordinary talent and their cognitive flexibility, which together form the collective expertise known as the “Cushman & Wakefield Brain.”
To support our vision, we plan to invest in advanced technologies and innovative practices. This includes leveraging data analytics to enhance decision-making processes, ensuring our clients will receive the most insightful and forward-thinking solutions. Furthermore, we aim to foster a culture of continuous improvement and learning, encouraging our team members to pursue professional development and stay ahead of industry trends.
Our approach to client relationships will be centered on collaboration and transparency. By building strong partnerships based on trust and mutual respect, we seek to ensure that our clients' needs are met with the highest level of service and professionalism.
Competition
We compete across various geographies, markets and service lines within the commercial real estate services industry. Each of the service lines in which we operate is highly competitive on a global, national, regional and local level. While we are one of the three largest global commercial real estate services firms as measured by revenue and workforce, our relative competitive position varies by geography and service line. Depending on the product or service, we face competition from other commercial real estate services providers, outsourcing companies, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms. Although many of our competitors across our larger service lines are smaller local or regional firms, they may have a stronger presence in certain markets. We are also subject to competition from other large national and multinational firms that have similar service competencies and geographic footprints to ours, including Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE), Colliers International Group Inc. (NASDAQ: CIGI) and Newmark Group Inc. (NASDAQ: NMRK).
Corporate Information
Cushman & Wakefield plc is a public limited company organized under the laws of England and Wales. On August 6, 2018, Cushman & Wakefield plc closed its initial public offering (“IPO”). As the parent company, Cushman & Wakefield plc does not conduct any operations other than with respect to its direct and indirect ownership of its subsidiaries.
Our corporate headquarters are located at 225 West Wacker Drive, Suite 3000, Chicago, Illinois 60606. Our website address is www.cushmanwakefield.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report. All reports required to be filed with the U.S. Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investor Relations section of our website.
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
Seasonality
The market for some of our products and services is seasonal, especially in the Leasing and Capital markets service lines. Generally, our industry is focused on completing transactions by calendar year-end, with a high concentration in the last quarter of the calendar year, while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter and highest in the fourth quarter of each year. The Services business partially mitigates this intra-year seasonality due to the recurring nature of this service line, which comparatively generates more stable revenues throughout the year. The seasonality of service line fee revenue flows through to net income and cash flow from operations.
Human Capital Resources and Management
We strive to place our people at the center of everything we do. We seek to hire, develop and advance diverse talent throughout the organization. As of December 31, 2024, we had approximately 52,000 employees worldwide – approximately 69% in the Americas, 21% in APAC, and 10% in EMEA. Our employees include management, brokers and other sales staff, administrative specialists, valuation specialists, maintenance, landscaping and janitorial personnel, office staff and others. Approximately 7,500 (or 14%) of our employees are covered by collective bargaining agreements, the substantial majority of whom are employed in facilities services. Costs related to approximately 44% of our employees are fully reimbursed by clients.
Culture and Opportunity
We are dedicated to attracting, developing and retaining the highest-caliber talent. We are committed to creating an environment where opportunity is accessible to all, and where everyone is valued, respected, and empowered to bring their authentic selves to work and perform at their best. Our mission is to cultivate a culture that fosters a deep sense of belonging and engagement. By nurturing an environment of curiosity, continuous learning, and growth, we ensure that every individual has the opportunity to thrive and contribute meaningfully.
We believe that a thriving workforce drives innovation by offering fresh perspectives, inspiring creativity and enhancing problem-solving, which strengthens our ability to manage risks and deliver exceptional results for our employees, clients and partners. Ultimately, our commitment to an environment where opportunity is accessible to all is designed to create long-term value for our shareholders.

Learning and Development
We seek to develop a skilled workforce that operates with rigor and outperforms for our clients. To help in that objective, we strive to create a workplace that fosters career progression through a focus on the manager-employee relationship, continuous learning and development and equitable growth opportunities. Our global talent management team supports employees’ career growth through learning programs and professional development while equipping leaders to empower and grow their teams through talent assessment, succession planning and performance reviews. We offer a full suite of learning and development activities through on-the-job training, e-learning, mentoring and instructor-led learning modules.
Compensation Structure
We provide a total rewards program that combines competitive pay, including fixed and variable pay, and incentive opportunities. In addition, we offer a comprehensive benefits program to help encourage employee health and support their physical, emotional and financial well-being.
Across our (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other service lines our employees are compensated in different manners in line with common practices in their professional field and geographic region. Many of our real estate professionals in the Americas and in certain international markets work on a commission basis, particularly our Leasing and Capital markets professionals in the United States. Commissions are tied to the value of transactions and are subject to fluctuation. Leasing and Capital markets real estate professionals in EMEA and APAC work on a salary basis, with an additional performance bonus based on a share of the profits of their business unit. Even within our geographic segments, our service lines’ employee base includes a mix of professional and non-salaried employees.
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
Environment
Cushman & Wakefield strives to integrate climate considerations into our operations, business practices and service offerings. We understand the importance of managing environmental risks, developing sustainability opportunities, protecting and promoting value and driving meaningful change for our business and our clients. We aim to deliver our real estate services with high standards of environmental care and social responsibility, building on a collective strategy to develop a more resilient business, strengthen corporate reputation, reduce risk and drive long-term, sustainable value creation.
Our Environment Policy, available on our website, outlines our commitment to being a responsible steward of the environment. We include sustainability principles in our policies and practices as appropriate, engage employees in our collective efforts, and monitor and report our performance.
In alignment with our Environment Policy and ongoing sustainability efforts, in 2021 we set and publicly announced science-based targets for greenhouse gas (“GHG”) emissions reductions across our value chain, in both our own offices and properties we manage on behalf of clients. These targets are as follows:
Target 1: Reduce absolute Scope 1 and 2 GHG emissions across our corporate offices and operations 50% by 2030 (from a 2019 base year).
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
These targets are voluntary, subject to change and should be considered aspirational. See “Risks Related to Our Business and Industry—We face risks related to climate change, including physical and transition risks, and with respect to other environmental conditions” within Item 1A, “Risk Factors” in this Annual Report. Furthermore, we are currently undergoing an evaluation to update our science-based targets to ensure they remain aligned with the latest climate science, which we expect to submit to SBTi for validation in the first half of 2025.
Additional information regarding our environmental practices and progress towards these targets can be found in our 2023 Sustainability Report, available on our website. The information contained on or accessible through our website, including our 2023 Sustainability Report, is not incorporated by reference herein or otherwise made a part of this Annual Report or any of our other filings with the SEC.
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
While management has overseen highly regulated businesses before and we expect to comply with all applicable laws and regulations, no assurance can be given that it will always be the case. See “Risks Related to Our Business and Industry—Our business, financial condition, results of operations and prospects could be adversely affected by our failure to comply with existing and new laws, regulations or licensing requirements applicable to our Company or service lines” within Item 1A, “Risk Factors” in this Annual Report.

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
Risks Related to Our Business and Industry
Our business is significantly impacted by general macroeconomic conditions and global and regional demand for commercial real estate and, accordingly, our business, results of operations and financial condition could be materially adversely affected by market conditions or macroeconomic challenges.
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. For example, in 2024, macroeconomic uncertainty continued in many markets around the world, and our business continued to be negatively impacted by elevated inflation and increased volatility in interest rates, among other macroeconomic challenges. This led to ongoing volatility within global capital and credit markets and caused delays in certain real estate transaction decisions.
In particular, some of our clients continued to face challenges when attempting to procure credit or financing in 2024 due to challenging lending conditions and higher capital costs. Clients may continue to delay real estate transaction decisions until property values and economic conditions further stabilize, or the economic recovery may progress more slowly than we expect, which could continue to reduce the commissions and fees we earn for brokering those transactions. Furthermore, the continuing prevalence of hybrid working models in certain geographies or industries has resulted in structural changes to the utilization of many types of commercial real estate, which could have ongoing repercussions for our business. A delay or stall in any economic recovery, any future uncertainty, weakness or volatility in the credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could further affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines and our overall business, financial conditions, and operating results.
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
We and our competitors use equity incentives and sign-on and retention bonuses to help attract, retain and incentivize key personnel. There is significant competition when it comes to recruiting and retaining revenue-producing personnel, and the expense of such incentives and bonuses may increase, or our willingness to pay them may decrease, and we may therefore be unable to attract or retain such personnel to the same extent that we have in the past. Any additional decline in, or failure to grow, our ordinary share price may also result in an increased risk of loss of these key personnel. Furthermore, shareholder influence on our compensation practices, including our ability to issue equity compensation, may decrease our ability to offer attractive compensation to key personnel and make recruiting, retaining and incentivizing such personnel more difficult.
Our brand and reputation are key assets of our company and will be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, even if non-material or from isolated incidents or inaccurate information, could erode trust and confidence in us, damage our reputation or make it difficult for us to attract or retain clients. Unfavorable perceptions of our brand and reputation could also make it more difficult to attract and retain talented employees. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including the personal conduct of individuals associated with our brand, handling of client complaints, conflicts of interest, regulatory compliance, the use and protection of sensitive information, and from actions taken by regulators or others in response to any such conduct. Content posted on social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor may be attributed to us, thus damaging our reputation and brand value and increasing the attractiveness of our competitors’ services. Also, actions of our joint venture and strategic partners or our alliance and affiliate firms may adversely affect the value of our investments, result in litigation or regulatory action against us, or otherwise damage our reputation and brand. Although we monitor developments for areas of potential risk, negative perceptions or publicity could materially and adversely affect our results of operations and financial condition.
The protection of our brand, including related trademarks and other intellectual property, may require the expenditure of significant financial and operational resources. Moreover, the steps we take to protect our brand may not adequately protect our rights or prevent third parties from infringing or misappropriating our trademarks. Any unauthorized use by third parties of our brand may adversely affect our business. Furthermore, we may face claims of infringement or other violations of third-party intellectual property rights, including internationally, which may restrict us from leveraging our brand in a manner consistent with our business goals.
The concentration of business with specific corporate clients can increase business risk, and our business can be adversely affected by a loss of certain of these clients.
We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from performing a broader range of services for the same client. Although our client portfolio is currently highly diversified, as we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. Having an increasingly concentrated base of large corporate clients can lead to greater or more concentrated risks if, among other possibilities, any such client (1) experiences its own financial problems or becomes insolvent, which can lead to our failure to be paid for services we have provided; (2) reduces its operations or its real estate facilities; (3) changes its real estate strategy, such as no longer outsourcing its real estate operations; (4) changes its providers of real estate services; or (5) merges with another corporation or otherwise undergoes a change of control.
Competitive conditions, particularly in connection with large clients, may require us to compromise on certain contract terms relating to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations and other contractual terms, or in connection with disputes or potential litigation. If competitive pressures lead us to accept higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients could increase and may not be fully insured.
Failure to maintain and execute information technology strategies could materially and adversely affect our ability to remain competitive in the market.
Our business relies heavily on information technology to deliver services that meet the needs of our clients, including technology solutions provided by third parties. If we are unable to effectively execute and maintain these information technology strategies, our ability to deliver high-quality services may be materially impaired. In addition, we consistently make investments in new systems and tools to achieve competitive advantages, including the adoption and integration of Artificial Intelligence (“AI”) technologies. We may experience challenges that delay or prevent such new technologies from being successfully deployed. Further, implementing and maintaining new information technology, including AI tools, could be complex, depend on the quality and accuracy of data inputs, require new sophisticated infrastructure, have ethical and societal implications, or exceed estimated budgets. Additionally, if new AI or other technologies develop rapidly, we may encounter unforeseen difficulties such as performance issues, undetected defects or errors, intellectual property or regulatory concerns, or other unknown risks. If we are unable to successfully adopt and implement new technology solutions in a timely manner, it could materially and adversely impact our business operations, financial performance and our ability to remain competitive in the market.
Additionally, as technology and market demands shift, there is also a risk our employees’ skills may become outdated. If we fail to upskill or reskill our workforce with the necessary future capabilities, it could reduce our competitiveness and efficiency.

Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could materially harm our business, financial condition and operating results.
Our business requires the continued operation of information technology, communication systems and network infrastructure, many of which are supplied by or dependent upon third-party providers. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems. Information technology and communications systems of us and our providers are vulnerable to damage or disruption from system malfunctions, telecommunications failure, power loss, fire, computer viruses, cybersecurity attacks, natural disasters, acts of war or terrorism, employee errors or malfeasance, or other events which are beyond our control. Any of these events could cause system interruption, delays or loss, corruption or exposure of critical data and may also disrupt our ability to provide services to our clients. Furthermore, any such event could result in substantial recovery and remediation costs and liability to clients or other third parties. We have business continuity plans and backup systems in place, but such disaster recovery planning may not be sufficient and cannot account for all eventualities. An event that results in the destruction or disruption of any data centers or critical technology systems we use could severely affect our ability to conduct normal business operations, and, as a result, our future operating results could be materially adversely affected.
Our business relies heavily on the use of software and commercial real estate data, some of which is purchased or licensed from third-party providers for which there is no certainty of uninterrupted availability. A disruption in our ability to access such software and data, including an inability to renew such licenses on the same or similar terms or to provide data to our professionals, clients or vendors, could adversely affect our results of operations and financial condition.
A security breach or other threat relating to our information systems could adversely affect us.
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
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by various threat actors or breached due to employee error, mistake or malfeasance or other disruptions. Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the increased sophistication and activity of hackers, cybercriminals and other external parties. Cybersecurity attacks are becoming more sophisticated and include malicious software (malware), ransomware, phishing and spear phishing attacks, wire fraud and payment diversion, account and email takeover attacks, attempts to gain unauthorized access to data, and other forms of cybercrime. We have experienced cybersecurity attacks in the past and we expect additional attacks in the future. Cybersecurity attacks, including attacks that are not ultimately successful, could lead to disruptions in our critical systems, an inability to provide services to our clients resulting in potential revenue loss, unauthorized release of confidential information, remediation costs, fines, litigation or regulatory action against us and significant damage to our reputation. Moreover, the integration of AI by us or by our third-party service providers may pose new or unknown cybersecurity risks. Further, other incidents of theft, loss, disclosure, corruption, exposure, misappropriation, or misuse of PII or proprietary business data, whether resulting from employee error, employee malfeasance or otherwise, could similarly result in adverse effects on our business operations and financial condition.
Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result we have less direct control over certain of our data and information technology systems. We also engage other third parties to support the services we perform for our clients. Any such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified, and which could materially adversely affect our operations, reputation or financial condition.
Failure to comply with current and future cybersecurity and data privacy regulation and other confidentiality obligations could damage our reputation and materially harm our operating results.
Certain laws, regulations and standards across the globe impose requirements regarding cybersecurity, data privacy and the security of information maintained by us, our clients and our vendors, as well as increasing reporting obligations in the event of a material cybersecurity incident. These laws and regulations are increasing in scope, complexity and number across the different jurisdictions in which we operate, which requires significant resources and attention and has resulted in greater compliance risks for us. Additionally, certain jurisdictions are developing, or have issued, regulations regarding AI use. Any failure on our part to comply with these laws, regulations and standards could result in negative publicity, diversion of management time and effort, significant liabilities, fines or penalties, or further scrutiny from regulatory bodies.
If confidential information, including material non-public information or personal information we or our vendors and suppliers maintain, is inappropriately disclosed due to a cybersecurity breach, or if any person negligently disregards or intentionally breaches our policies, contractual commitments or other controls with respect to such data, we may incur substantial liabilities to our clients or be subject to fines or penalties imposed by governmental authorities. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.
Infrastructure disruptions may impede our ability to manage real estate for clients.
The buildings we manage for clients, which include some of the world’s largest office properties, logistics facilities and retail centers, are used by numerous people daily. We also manage certain critical facilities (including data centers) that our clients rely on to serve the public and their customers, where unplanned downtime could disrupt their businesses or even impact public safety. Events like fires, earthquakes, tornadoes, hurricanes, floods, other natural disasters, global health crises, building defects, terrorist attacks or mass shootings could result in significant damage to property and infrastructure as well as personal injury or loss of life, which could disrupt our ability to effectively manage client properties. Further, to the extent we are held to have been negligent in connection with our management of such affected properties, we could incur significant financial liabilities and reputational harm.
We have numerous local, regional and global competitors across all of our service lines and the geographies that we serve, and further industry consolidation, fragmentation or innovation could lead to significant future competition.
The ability to attract new clients and retain current clients is key to our business. We compete for business across a variety of service lines within the commercial real estate services industry, including Services (including property, facilities, and project management), Leasing, Capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of equity, debt and structured financing), Valuation and advisory on real estate appraisals and debt and equity decisions. Although we are one of the largest commercial real estate services firms in the world, our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography, property type or service line, we face competition from other commercial real estate services providers, outsourcing companies, in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms.
Although many of our existing competitors are local or regional firms that are smaller than we are, some of these competitors are larger on a local or regional basis or may have more financial resources allocated to a particular property type or service line. We are further subject to competition from large national and multinational firms that have similar service competencies to ours, and it is possible that further industry consolidation could lead to much larger and more formidable competitors globally or in a particular geography or service line. In addition, disruptive innovation or new technologies, including AI, could alter the competitive landscape in the future and require us to make timely and effective changes to our services or business model in order to compete effectively.
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
Our historical growth has benefited from acquisitions and investments, which may not perform as expected, and similar opportunities may not be available in the future.
Historically, a significant component of our growth has been generated by acquisitions. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition targets at favorable prices and on favorable terms, as well as sufficient funds from our cash on hand, cash flow from operations, or equity or debt financing, any of which may not be available to us. If we incur additional indebtedness or prioritize acquisitions over optional debt repayments, the risks associated with our leverage could increase. See “Risks Related to Our Indebtedness,” below. Additionally, we complete acquisitions with the expectation they will result in various benefits such as enhanced revenues, strengthened market position or cost synergies, but these results are not guaranteed. Failure to achieve the anticipated benefits of any completed acquisitions could adversely affect our business, financial condition and results of operations.

We have also entered into strategic partnerships, alliances, investments and joint ventures from time to time to conduct certain businesses or to operate in certain geographies, and we will consider doing so in appropriate situations in the future. These arrangements involve many of the same risks as acquisitions, but in addition we may not have the ability to direct the management or policies of a partnership, alliance firm, investment or joint venture, particularly if we are the minority owner. Certain of our previous investments have not generated the return or positive impact on our business that we originally expected. If other such partnerships act contrary to our interests, or otherwise fail to perform as expected in the future, it could harm our brand, business, financial condition and results of operations.
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
Our business, financial condition, results of operations and prospects could be adversely affected by our failure to comply with existing and new laws, regulations or licensing requirements applicable to our Company or service lines.
We are subject to numerous U.S. federal, state, local and non-U.S. laws and regulations specific to our different service lines. Many of the services we provide (including brokerage of real estate sales and leasing transactions, property and facilities management, project management, conducting real estate valuation and securing debt for clients, among other service lines) require that we comply with regulations and maintain licenses in the various jurisdictions in which we operate. The Company and certain of our subsidiaries and service lines are subject to regulation and oversight by the SEC, FINRA, the UK FCA or other foreign and state regulators or self-regulatory organizations. If we or our employees conduct regulated activities without a required license, or otherwise violate applicable laws and regulations, we could be required to pay fines or return commissions, have a license suspended or revoked, or be subject to other adverse action. Licensing requirements could also impact our ability to engage in certain types of transactions or businesses or affect the cost of conducting business.
We are also subject to laws of broader applicability, such as environmental, tax, antitrust and employment laws and anti-bribery, anti-money laundering and anti-corruption laws. Failure to comply with these requirements could result in the imposition of significant fines by governmental authorities, awards of damages to private litigants and significant amounts paid in legal fees or settlements of these matters. Further, new or revised legislation or regulations applicable to our business, both within and outside of the United States, may have an adverse effect on our business, including increasing the cost of conducting business or preventing us from engaging in certain types of transactions.
Exposure to additional tax liabilities stemming from our global operations, as well as changes in tax legislation or tax rates, could adversely affect our financial results.
We operate in many jurisdictions with complex and varied tax regimes and are subject to different forms of taxation resulting in a variable effective tax rate. In addition, we are sometimes required to make subjective determinations with respect to the application of tax law, to which the tax authorities where we operate may not agree, and this could result in disputes and the payment of additional funds, which could have an adverse effect on our results of operations. Further, changes in tax legislation or tax rates (or expiration of certain favorable tax rules) may occur in one or more jurisdictions where we operate, which could materially impact our financial results.
In addition, changes in tax laws or regulations and multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (“OECD”), including the “Pillar Two” initiative, increase tax uncertainty and could impact our effective tax rate and provision for income taxes. While we have not experienced a material effect to date on our effective tax rate, financial position, income taxes or results of operations as a result of Pillar Two, OECD initiatives (or other actions in response to OECD initiatives) could have an impact on our results of operations and financial position in the future as resulting tax laws continue to go into effect.

A failure by third parties to comply with contractual, regulatory or legal requirements could result in economic or reputational harm to us.
We rely on third parties, including subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies, cut costs and lower operational risks across our business and the services we provide. We have instituted a Global Vendor/Supplier Integrity Policy, which sets out the standards of conduct we expect our vendors and suppliers to uphold. Our contracts with these third parties typically impose a contractual obligation to comply with our policies. In addition, we leverage technology and service providers to help us screen vendors, with the aim of gaining a deeper understanding of the compliance, data privacy, health and safety and other risks posed to our business by potential and existing vendors, as applicable. If our third parties do not meet contractual, regulatory or legal requirements, or do not have the proper safeguards and controls in place, we could be exposed to increased operational, regulatory, financial or reputational risks. Further, a failure by third parties to comply with service level agreements or to otherwise provide services in a high-quality and timely manner could result in economic or reputational harm to us. In addition, these third parties face their own technology, operating and economic risks, and any significant failures by them, including the improper use or disclosure of confidential information, could cause damage to our reputation and harm to our business.
We face risks related to climate change, including physical and transition risks, and with respect to other environmental conditions.
The physical effects of climate change, such as extreme weather conditions and natural disasters occurring more frequently, could have a material adverse effect on our operations and business. To the extent these events occur in regions where we operate, we, our vendors or our clients could experience prolonged infrastructure or service disruptions which could disrupt our or their ability to conduct business. For example, while no Cushman & Wakefield offices suffered major damage, the 2025 wildfires in Los Angeles negatively affected certain of our employees and certain client sites. These conditions could also result in increases in our operating costs and in the costs of managing properties for clients over time. If they persist long-term, these effects could also cause a decline in demand for commercial real estate in certain regions or with certain clients. Additionally, we face climate-related transition risks, including shifts in market preferences toward low carbon solutions and sustainable products and services. If we do not continue to develop and maintain effective strategies, solutions and technologies to help clients meet stricter environmental regulations or their own sustainability goals, we may not be able to compete effectively for certain business opportunities in the future. Further, changes in environmental laws or regulations across the globe, including emissions reporting requirements, could increase our compliance costs or the risk that we are subject to litigation or government enforcement actions. For example, the Corporate Sustainability Reporting Directive (CSRD) in the European Union (“EU”), with reporting requirements that go into effect in 2025, other directives in the EU, and the recent climate disclosure rules in the State of California are expected to increase our sustainability compliance and reporting costs.
In addition, we have announced certain greenhouse gas emissions targets and other environmental goals. These targets and goals are voluntary, subject to change and should be considered aspirational. There is no guarantee we will be able to successfully achieve these objectives, or any of our other sustainability initiatives or commitments, on the desired time frames or at all. Nevertheless, failure to achieve such goals, or a perception of our failure to achieve them, could result in reputational damage, client dissatisfaction and, in turn, reduced revenue and profitability.
Furthermore, we may be subject to environmental liability as a result of our role as a property, facility or project manager. Various laws and regulations impose liability on real property operators for the costs of remediating environmental contamination at a property, and we could be found liable for such costs, even in cases where we are not at fault. In the event of a substantial liability, our results of operations and financial condition could be adversely affected.
Sociopolitical polarization and changes in political landscapes may pose risks to our business, financial condition and results of operations.
The increasing division and polarization of political ideologies, both in the United States and internationally, could negatively impact our operations. Changes in political landscapes, including the new administration in the United States, may result in shifts in legal, regulatory or policy frameworks, which may increase our costs, result in labor challenges, require us to quickly adapt our business practices or result in decreased competitiveness. Political polarization can also influence client behavior and perceptions. If we or our management team are perceived as aligned with a particular political ideology, it may negatively affect our reputation, brand and ability to attract or retain certain clients. Conflicting political ideologies could also lead to workplace challenges, including increased tensions or reduced collaboration, making it difficult for us to attract or retain key employees. Additionally, heightened political polarization could escalate into social or civil unrest, posing risks to employee safety or disrupting our operations. Such unrest could also lead to economic instability, creating unpredictable market conditions that could adversely affect demand for our services and our results of operations.
Our operations are subject to social, geopolitical and economic risks in different countries.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States and, as a result, we are subject to risks associated with doing business globally. Our international operations expose us to international economic trends as well as foreign government policy measures. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include the following factors, among others:
•political instability in certain countries, including continued or worsening hostilities, armed conflicts and civil unrest in certain regions;
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
•the responsibility of complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions, e.g., with respect to data protection, tariffs, immigration, privacy regulations, corrupt practices, embargoes, taxes, sustainability, trade sanctions, employment and licensing;
•the impact of regional or country-specific business cycles or economic instability (especially in certain countries that have a significant impact on regional markets, like China);
•greater difficulty in collecting accounts receivable or delays in client payments in some regions;
•foreign ownership restrictions with respect to operations in certain countries, particularly in Asia Pacific and the Middle East, or the risk that such restrictions will be adopted in the future;
•operational, cultural and compliance risks of operating in emerging markets; and
•changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments due to trends such as populism, economic nationalism or negative sentiments towards multinational companies.
Our business activities are subject to a number of laws that prohibit corruption, including anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act; import and export control laws; and economic and trade sanctions programs, including rules administered by the U.S. Office of Foreign Assets Control. Despite the compliance programs we have in place, we may not be successful in complying with these laws in all situations and violations may result in material fines, penalties, and other costs or sanctions against us. Furthermore, our efforts to comply with developments in these laws may adversely impact our business.
Our operations are subject to foreign currency volatility.
Outside of the United States, we generate earnings in other currencies and our operating performance is subject to fluctuations relative to the U.S. dollar (“USD”). These currency fluctuations have both positively and adversely affected our operating results measured in USD in the past and are likely to do so in the future. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency. Additionally, due to our changing currency exposures and the volatility of currency exchange rates, we cannot predict the degree to which exchange rate fluctuations will affect our future operating results.
Significant portions of our revenue and cash flow are seasonal, which could cause our results of operations and liquidity to fluctuate significantly.
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. Historically, our revenue and operating income tend to be lowest in the first quarter and highest in the fourth quarter of each year. The seasonal variance between quarters may result in a mismatch of cash flow needs between quarters and may make it difficult to compare our financial condition and results of operations on a quarter-by-quarter basis. Further, as a result of the seasonal nature of our business, any geopolitical, economic or other disruptions that occur in the fourth quarter may have a disproportionate effect on our financial condition and results of operations.

Risks Related to Our Indebtedness
The agreements governing our indebtedness impose certain operating and financial restrictions on us, and in an event of a default, all such indebtedness could become immediately due and payable.
We are party to a credit agreement (as amended from time to time, the “2018 Credit Agreement”) which governs $2.0 billion in aggregate principal amount of outstanding term loans (the “Term Loans”), a $1.1 billion revolving credit facility (the “Revolver”) under which no funds are currently drawn, and any future indebtedness issued thereunder. We are also subject to an indenture governing $650.0 million in aggregate principal amount of 6.750% senior secured notes due in 2028 (the “2028 Notes”) and an indenture governing $400.0 million in aggregate principal amount of 8.875% senior secured notes due in 2031 (the “2031 Notes” and, together with the 2028 Notes, the “Senior Secured Notes”). The 2018 Credit Agreement as well as the indentures governing the Senior Secured Notes (the “Senior Note Indentures”) impose operating and other restrictions on us and many of our subsidiaries. Specifically, these restrictions may affect, and in many respects may limit or prohibit, our ability to:
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
◦transferring or selling assets;
◦making acquisitions;
◦engaging in transactions with affiliates;
◦amending or modifying certain agreements relating to junior financing and charter documents;
◦paying dividends or making distributions on or repurchases of share capital;
◦repurchasing indebtedness; and
◦entering into consolidations and mergers.
In addition, under certain circumstances we will be required to satisfy and maintain a specified financial ratio under the 2018 Credit Agreement. See Note 11: Long-Term Debt and Other Borrowings of the Notes to the Consolidated Financial Statements for additional information. Our ability to comply with the financial ratio and the other terms of the 2018 Credit Agreement and the Senior Note Indentures can be affected by events beyond our control, including prevailing economic, financial market and industry conditions, and we cannot give assurance that we will be able to comply when required. These terms could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions, capital expenditures or other opportunities. We continue to monitor our projected compliance with the terms of the 2018 Credit Agreement and the Senior Note Indentures.
A breach of the restrictive covenants in the 2018 Credit Agreement or the Senior Note Indentures could result in an event of default. If any such event of default occurs, the lenders under the 2018 Credit Agreement or the holders of the Senior Secured Notes may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and to foreclose on collateral pledged thereunder. The lenders under the 2018 Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, an event of default under the 2018 Credit Agreement or the Senior Note Indentures could trigger a cross-default or cross-acceleration under our other material debt instruments and credit agreements, if any.
Borrowings under the 2018 Credit Agreement and the Senior Note Indentures are jointly and severally guaranteed by substantially all of our material subsidiaries organized in the United States and certain of our subsidiaries organized in the United Kingdom that directly or indirectly own material U.S. operations, subject to certain exceptions. Each guarantee is secured by a pledge of substantially all of the assets of the subsidiary giving the pledge.
Moody’s Investors Service, Inc. and S&P Global Ratings rate the Term Loans and the Senior Secured Notes. These ratings, and any downgrades or any written notice of any intended downgrading or of any possible change, may affect our ability to borrow or to refinance or reprice our existing indebtedness as well as increase the costs of our future borrowings.
Our amount of indebtedness may adversely affect our available cash flow and our ability to operate our business, remain in compliance with our debt covenants and make payments on our indebtedness.
We have a substantial amount of indebtedness. As of December 31, 2024, our total indebtedness, including finance lease liabilities, was approximately $3.0 billion. This level of indebtedness increases the possibility that we may be unable to make required payments and satisfy our other obligations when they become due. Our ability to pay interest and required principal payments on our indebtedness primarily depends upon cash flows generated by our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments and reduce our level of indebtedness over time. We repaid over $200 million in aggregate principal outstanding under our Term Loans in 2024, most of which was repaid ahead of schedule, but there is no assurance we will be able or willing to continue this level of voluntary prepayment in the future. If we are unable to satisfy our obligations with respect to our indebtedness, including compliance with restrictive covenants in the agreements governing our indebtedness, it could trigger an event of default under such agreements, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•require us to dedicate a portion of our cash flow to payments on our indebtedness, thereby reducing cash available to fund working capital, capital expenditures and acquisitions and impeding our ability to fund growth initiatives;
•cause us to sell assets or businesses to manage our indebtedness, reducing our future revenue potential;
•expose us to the risk that if unhedged, or if our hedges are ineffective, interest expense on our variable rate indebtedness could increase;
•limit our flexibility to plan for or react to changes in our business or our industry;
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
In 2022 and 2023, the U.S. Federal Reserve implemented a series of interest rate increases, which led to higher borrowing costs on certain unhedged floating rate debt and a portion of our debt which we refinanced in early 2023. Since then, as credit markets became more favorable to debtors and the federal funds rate was lowered, we have actively managed our indebtedness through additional refinancings, repricings and interest rate hedges, and we expect to continue to take appropriate actions if interest rates decrease further. However, future increases in interest rates could affect our ability to pursue such transactions and adversely impact the amount of interest expense we incur on our indebtedness.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur more indebtedness, which could further exacerbate the risks associated with our leverage.
We may incur additional indebtedness (e.g., drawing on the Revolver) from time to time to fund our working capital requirements or to finance strategic acquisitions, investments or joint ventures or for other strategic purposes, subject to the restrictions contained in the agreements governing our indebtedness. Although the 2018 Credit Agreement and the Senior Note Indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Incurring additional indebtedness would increase the risks associated with our leverage, including our ability to service our indebtedness.

Risks Related to Our Common Stock
Under our current capital allocation strategy, we do not intend to pay cash dividends on our ordinary shares for the foreseeable future.
Under our current capital allocation strategy, we currently intend to retain future earnings, if any, for future operation, expansion, debt repayment and potential share repurchases, and we do not currently intend to pay any cash dividends for the foreseeable future. The declaration and payment of any dividends by us would be subject to applicable law and our articles of association, which currently provide that all dividends must be approved by our Board of Directors (“Board”) and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our Board may deem relevant at such time. In addition, as a holding company with nominal net worth, our ability to pay dividends is dependent upon receiving cash dividends and distributions or other transfers from our subsidiaries and their ability to make such dividends and distributions to us. Further, the ability to pay dividends may be limited by covenants set forth in the agreements governing the existing or future indebtedness of us or our subsidiaries, including the 2018 Credit Agreement and the Senior Note Indentures. As a result, in the absence of us returning capital to our shareholders through a cash dividend or otherwise, you may not receive any return on your investment in our ordinary shares unless you sell our ordinary shares for a price greater than what you initially paid for them.

Legal and Regulatory Risks
We are subject to various litigation and regulatory risks and may face financial liabilities and/or damage to our reputation as a result of litigation.
We are exposed to various litigation risks and from time to time are party to various legal proceedings that involve claims for substantial amounts of money or seek injunctive relief. We depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, irrespective of the validity or ultimate outcome of those allegations, may harm our professional reputation and, as such, materially damage our business and its prospects, in addition to any financial impact.
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
In our Services businesses, we hire and supervise third-party contractors to provide many services for our managed properties. We may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property manager, facilities manager or project manager, even if we have technically disclaimed liability as a contractual matter. In certain cases, we may be pressured to contribute to a financial settlement in order to preserve the client relationship.
We operate in highly competitive industries, and our business could be adversely affected by litigation brought by antitrust regulators or private parties regarding alleged anti-competitive practices, including the current lawsuit discussed elsewhere in this Annual Report.
Because we employ large numbers of building staff in facilities that we manage, we face the risk of potential claims relating to employment injuries, termination and other employment matters. While we are occasionally indemnified by building owners or occupiers in respect to such claims, this does not represent the majority of claims or actions we defend. We also face employment-related claims as an employer with respect to our corporate and other employees for which we would bear ultimate responsibility in the event of an adverse outcome in such matters.

In addition, especially given the size of our operations, there is always a risk that a third party may claim that our systems or offerings, including those used by our brokers and clients, may infringe such third party’s intellectual property rights. Any such claims or litigation, whether successful or unsuccessful, could require us to enter into settlement agreements with such third parties to stop or revise our use or sale of affected systems, products or services, or to pay damages, which could materially negatively affect our business.
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
Our parent company is incorporated under the laws of England and Wales. The United States and the United Kingdom do not currently have a treaty providing for the recognition and enforcement of judgments in certain civil and commercial matters. The enforceability of any judgment of a U.S. federal or state court in the United Kingdom will depend on the laws and any treaties in effect at the time, including conflicts of laws principles. In this context, there is doubt as to the enforceability in the United Kingdom of civil liabilities based solely on the federal securities laws of the United States. In addition, awards for punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom.
Certain provisions in our articles of association and prohibitions under the U.K. Companies Act may have anti-takeover effects that could prevent a change in control.
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
•allow our Board to grant rights to subscribe for our ordinary shares and/or depositary interests representing our ordinary shares without shareholder approval, which could be used to, among other things, institute a rights plan that could significantly dilute the share ownership of a potential hostile acquirer;
•provide certain mandatory offer provisions, including, among others, that a shareholder or group that acquires 30 percent or more of our issued shares without making a cash offer to all of our other shareholders would be at risk of certain sanctions from our Board unless they acted with the consent of our Board or the prior approval of the shareholders; and
•provide that vacancies on our Board may be filled by a vote of the directors or by an ordinary resolution of the shareholders, including where the number of directors is reduced below the minimum number fixed in accordance with the articles of association.
In addition, shareholders of public limited companies like us are prohibited under the U.K. Companies Act from taking action by written resolution.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. See also “Legal and Regulatory Risks—Provisions in the U.K. City Code on Takeovers and

Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would benefit our shareholders.”
Provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would benefit our shareholders.
The U.K. City Code on Takeovers and Mergers (“Takeover Code”) applies to an offer for a public company whose registered office is in the United Kingdom and whose securities are not admitted to trading on a regulated market in the United Kingdom, as long as the company is considered by the Panel on Takeovers and Mergers (“Takeover Panel”) to have its place of central management and control in the United Kingdom. This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether our place of central management and control is in the United Kingdom by looking at various factors, including the structure of our Board, the functions of the directors and where they are resident.
Given that a majority of the members of our Board currently reside outside the United Kingdom, we do not anticipate that we will be subject to the Takeover Code. However, if, at the time of a takeover offer, the Takeover Panel determines that our place of central management and control is in the United Kingdom, we would be subject to several rules and restrictions, including but not limited to: (1) we would have extremely limited ability to enter into deal protection arrangements with a bidder; (2) we might not be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or making acquisitions or disposals; and (3) we would be required to provide equal information to all legitimate competing bidders. If potential bidders perceive that we may be subject to the Takeover Code, they may be less willing to submit a takeover offer, even if such offer would benefit our shareholders.
As a public limited company incorporated in England and Wales, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
Under the U.K. Companies Act, a board of directors of a public limited company can only allot shares with the prior authorization of shareholders. This authorization must specify the maximum amount of shares that can be allotted and the expiration date of the authorization, which cannot be more than five years from the date of authorization. At our 2023 annual general meeting of shareholders, we obtained authority from our shareholders to allot additional shares for a period of five years from May 11, 2023. This authorization must be renewed when it expires, or earlier, for an additional five-year term or any shorter period.
Subject to certain limited exceptions, the U.K. Companies Act generally provides that existing shareholders of a company have statutory pre-emption rights when new shares in such company are allotted and issued for cash. However, it is possible for such statutory pre-emption right to be disapplied by shareholders passing a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast. Such a disapplication of statutory pre-emption rights may not be for more than five years from the date of the special resolution. At our 2023 annual general meeting of shareholders, we obtained authority from our shareholders to disapply statutory pre-emption rights for a period of five years from May 11, 2023. This authorization must be renewed when it expires, or earlier, for an additional five-year term or any shorter period.
Subject to certain limited exceptions, the U.K. Companies Act generally prohibits a public limited company from repurchasing its own shares without the prior approval of its shareholders by ordinary resolution. In September 2022, we obtained authority from our shareholders to repurchase our shares in an amount not to exceed $300 million, and such authorization is valid for a period of five years. The timing and amount of any share repurchases will be determined at the sole discretion of our Board and management team based upon many different factors, and we have no obligation to repurchase any amount of our ordinary shares.
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
We maintain a cybersecurity program that includes physical, administrative, and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent, detect and timely and effectively respond to, and as necessary, recover from, cybersecurity incidents. Through our cybersecurity risk management program, we have established operational processes to address issues including monitoring and patching of vulnerabilities, regularly updating our information systems, and evaluating new countermeasures made to defend against an evolving landscape of threats. This process is overseen by the Audit Committee of our Board.
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
We have experienced, and may in the future experience, whether directly or through our service providers or other channels, cybersecurity incidents. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations and reputation. Although our processes are designed to help prevent, detect, respond to and mitigate the impact of such incidents, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. See “Risks Related to Our Business and Industry—A security breach or other threat relating to our information systems could adversely affect us.” within Item 1A, “Risk Factors” in this Annual Report.

Governance
Our Chief Information Security Officer (“CISO”) oversees a global information security team which is responsible for protecting the information and operations of us and our clients. Our current CISO has over 24 years of experience and leadership in the cybersecurity industry, holds a master’s degree in Information Security and Assurance, and has received numerous industry certifications, including ISO-27000 Specialist, EC-Council Disaster Recovery Professional and an ISACA certification in Risk and Information Systems Control, among others. The information security team has established a security operations center and other partnerships with service providers to monitor for technology and security incidents which are actioned based on the Company’s incident response procedures.
Our Board has overall responsibility for risk oversight, with its committees assisting our Board in performing this function based on their respective areas of expertise. Our Board has delegated oversight of risks related to cybersecurity to the Audit Committee. The Audit Committee is charged with evaluating the Company’s overall guidelines, policies, processes and procedures with respect to information security and cybersecurity risks. Our CISO and our information security team provide in-depth reporting on cybersecurity risks to the Audit Committee at least annually based on our established enterprise risk categories. These briefings include assessments of the threat landscape, updates on incidents, results of client security audits, and reports on our investments in cybersecurity risk mitigation. In addition, given its overall importance to the organization, our CISO also provides cybersecurity risk reporting to our Board on at least an annual basis as well as from time to time as needed.
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

Item 2. Properties
Our principal executive offices are located at 125 Old Broad Street, London, United Kingdom, EC2N 1AR, and our telephone number is +44 20 3296 3000.
We operate from nearly 400 company and affiliated offices in approximately 60 countries. We operate 208 offices in the Americas, 109 offices in EMEA and 66 offices in APAC.
Our strategy is to lease rather than own offices. Our leases have terms varying in duration and the rent payable under our office leases varies significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that no single office lease is material to our business, results of operations or financial condition.

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
We establish reserves in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for contingencies should a liability arise that is both probable and reasonably estimable. We adjust these reserves as needed to respond to subsequent changes in events. Refer to Note 17: Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
Our ordinary shares have been listed for trading on the New York Stock Exchange under the symbol “CWK” since August 2, 2018. The number of record holders of the Company’s ordinary shares as of February 14, 2025 was 2. Because the majority of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Stock Performance Graph
The following graph shows our cumulative 5-year total shareholder return of Cushman & Wakefield’s ordinary shares relative to the cumulative 5-year total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”) and our industry peer group. Our industry peer group is comprised of four global commercial real estate services companies publicly traded in the United States, representing our current primary competitors: Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE), Colliers International Group Inc. (NASDAQ: CIGI) and Newmark Group Inc. (NASDAQ: NMRK). The graph below assumes $100 was invested in our ordinary shares, the S&P 500 and the industry peer group on December 31, 2019, assuming that all dividends were reinvested. Our share price performance shown in the following graph is not necessarily indicative of future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1) AMONG CUSHMAN AND WAKEFIELD PLC, THE S&P 500 INDEX(2), AND PEER GROUP

$200
$180
$160
$140
$120
$100
$80
$60
12/19
12/20
12/21
12/22
12/23
12/24
CWK
S&P 500
Peer Group

	12/19	12/20	12/21	12/22	12/23	12/24
CWK	$100.00	$72.55	$108.81	$60.96	$52.84	$63.99
S&P 500	100.00	116.26	147.52	118.84	147.64	182.05
Peer Group	100.00	94.10	166.83	102.92	128.35	163.16
(1) $100 invested on December 31, 2019 in stock or index-including reinvestment of dividends.
(2) Copyright © 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.
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

Overview
Cushman & Wakefield is a leading global commercial real estate services firm that makes a meaningful impact for our people, clients, communities and world. Led by an experienced executive team and driven by approximately 52,000 employees in nearly 400 offices and approximately 60 countries, we deliver exceptional value for real estate occupiers and owners, managing approximately 6.0 billion square feet of commercial real estate space globally and offering a broad suite of services through our integrated and scalable platform. Our business is focused on meeting the increasing demands of our clients through comprehensive service offerings including (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services.

Recent Developments and Outlook
Highlights from the year ended December 31, 2024:
•Revenue of $9.4 billion for the year ended December 31, 2024 decreased $47.2 million from the year ended December 31, 2023.
◦Leasing revenue increased 7% driven by office and industrial leasing in the Americas and APAC.
◦Capital markets revenue increased 4% driven by the industrial, retail and office sectors and across all segments.
◦Valuation and other revenue increased 1% and Services revenue declined 3%.
•Net income of $131.3 million for the year ended December 31, 2024 increased $166.7 million compared to a net loss of $35.4 million for the year ended December 31, 2023. Diluted earnings per share was $0.56 for the year ended December 31, 2024 compared to a diluted loss per share of $0.16 for the year ended December 31, 2023.
◦Adjusted EBITDA (as defined below) of $581.9 million increased 2% from the year ended December 31, 2023.
•Liquidity as of December 31, 2024 was $1.9 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.8 billion.
2025 Debt Activity
In January 2025, we repriced the 2030 Tranche-1 (as defined below) of our Term Loans, reducing the applicable interest rate by 25 basis points to 1-month Term Secured Overnight Financing Rate (“SOFR”) plus 2.75%.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. In 2024, macroeconomic uncertainty continued in many markets around the world, and our business continued to be negatively impacted by elevated inflation and increased volatility in interest rates, among other macroeconomic challenges, which led to ongoing volatility within global capital and credit markets. This has resulted in delays in certain real estate transaction decisions, but we believe it has also led to an increase in available capital ready to be deployed for real estate investments once market conditions become more favorable. While our brokerage revenues increased in 2024 compared to the prior year, transaction volumes were still low compared to 2022. Further, although borrowing costs remain elevated and transaction volumes have not fully stabilized, the commercial real estate industry overall showed signs of improvement in 2024, for example, as evidenced by our Leasing revenue growth of 7% compared to the year ended December 31, 2023, primarily driven by strength in the office and industrial sectors. However, a delay or stall in any economic recovery, any future uncertainty, weakness or volatility in the credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could further affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines.

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
In determining the fair value of our RUs, the Company uses a discounted cash flow (“DCF”) model based on our most current forecasts. The Company discounts the related cash flow forecasts using the weighted average cost of capital method at the date of evaluation. Preparation of forecasts and selection of certain assumptions, including the discount rate, forecasted short term and long term revenue growth rates, and forecasted profitability margins, for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our RUs and could result in a goodwill impairment charge in a future period. The long term revenue growth rate, or terminal value growth rate, is often the assumption that creates the most sensitivity in the estimated fair value and is based on expectations of future macroeconomic outcomes, such as gross domestic product, inflation, interest rates and the geopolitical environment. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium.
The Company identified four reporting units consisting of Americas, C&W Services, EMEA and APAC. In 2024, we performed a qualitative assessment for C&W Services, EMEA and APAC, and a quantitative assessment for Americas. In 2023, we performed a quantitative assessment for all four RUs.
In both 2024 and 2023, to further validate the reasonableness of the initial quantitative assessment and evaluation, a reconciliation of our market capitalization to the carrying value of our shareholders’ equity was performed by calculating an implied control premium. We concluded that the implied control premium was reasonable based on a comparison to actual control premiums realized in recent comparable market transactions. If our share price declines and such decline is sustained, further evaluation would be necessary and an impairment of our goodwill may result. Additionally, for all RUs in which the Company performed a quantitative assessment in the current and prior year, we performed sensitivity analyses over the key assumptions and concluded that no reasonably possible change to the assumptions used in estimating the fair value of the RU would cause the RUs’ carrying value to equal or exceed their respective fair values, and there is substantial headroom between the estimated fair value of each RU and its carrying value.
In both 2024 and 2023, we performed our goodwill impairment evaluation over the four RUs, resulting in no impairment charges. For additional discussion on our goodwill impairment assessment, refer to Note 6: Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. The carrying values of deferred tax assets and liabilities are measured by applying enacted tax rates and laws to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings or losses and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income, including forecasted short term and long term revenue growth rates and forecasted profitability margins, as well as the expectations of future macroeconomic conditions that impact these assumptions, reversal of existing temporary differences, the ability to carryback losses, and certain tax planning strategies. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors.
Our future effective tax rate is sensitive to changes in the mix of our geographic earnings, changes in local statutory tax rates, changes in the valuation of deferred taxes, or changes in tax laws, regulations or accounting principles in material jurisdictions, and could be adversely affected by these items.

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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, interest rates and inflation, demand for commercial real estate, the impact of tax and regulatory policies, the cost and availability of credit, changes in employment rates and the geopolitical environment. Similarly, economic conditions in certain countries such as the United States or China can have significant influence on the commercial real estate sector across an entire region, impacting supply chains, cross-border investments and development activity in key markets.
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
In order to assist our investors and improve comparability of results, we present the year-over-year changes in certain of our non-GAAP financial measures, such as Fee-based operating expenses and Adjusted EBITDA, in “local” currency. The local currency figures represent the year-over-year change assuming no movement in foreign exchange rates from the prior year. We believe that this provides our management and investors with another important view of comparability and trends in the underlying operating business.
Seasonality
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. This impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Generally, our industry is focused on completing transactions by calendar year-end with a high concentration of activity in the last quarter of the calendar year while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter, and highest in the fourth quarter of each year. Our Services business partially mitigates this intra-year seasonality, due to the recurring nature of this service line which generates more stable revenues throughout the year.

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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized loss on investments, net, loss on dispositions, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, Chief Executive Officer (“CEO”) transition costs, servicing liability fees and amortization, certain legal and compliance matters, gains from insurance proceeds and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
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
Adjustments to U.S. GAAP Financial Measures Used to Calculate Non-GAAP Financial Measures
During the periods presented in this Annual Report, we had the following adjustments:
Unrealized loss on investments, net represents net unrealized gains and losses on fair value investments. Prior to 2024, this primarily reflected unrealized losses on our investment in WeWork Inc. (“WeWork”).
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
CEO transition costs in 2024 reflects certain payroll taxes associated with compensation for John Forrester, the Company’s former CEO. In 2023, CEO transition costs reflects accelerated stock-based compensation expense associated with stock awards granted to Mr. Forrester, who stepped down from the position of CEO as of June 30, 2023, but who remained employed by the Company as a Strategic Advisor until December 31, 2023. The requisite service period under the applicable award agreements was satisfied upon Mr. Forrester’s retirement from the Company on December 31, 2023. In 2023, CEO transition costs also included Mr. Forrester’s salary and bonus accruals for the second half of 2023. We believe the accelerated stock-based compensation expense, salary and bonus accruals, as well as the payroll taxes associated with such compensation, are similar in nature to one-time severance benefits and are not normal, recurring operating expenses necessary to operate the business.
Servicing liability fees and amortization reflects the additional non-cash servicing liability fees accrued in connection with the A/R Securitization (as defined below) amendments in prior years. The liability will be amortized through June 2026.
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

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2022 results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our 2023 Annual Report on Form 10-K filed with the SEC under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth items derived from our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$3,480.1	$3,573.0	(3)%	(2)%
Leasing	1,947.5	1,826.7	7%	7%
Capital markets	721.8	695.0	4%	4%
Valuation and other	439.8	436.7	1%	1%
Total service line fee revenue(1)	6,589.2	6,531.4	1%	1%
Gross contract reimbursables(2)	2,857.3	2,962.3	(4)%	(3)%
Total revenue	$9,446.5	$9,493.7	0%	0%

Costs and expenses:
Cost of services provided to clients	$4,862.9	$4,879.3	0%	0%
Cost of gross contract reimbursables	2,857.3	2,962.3	(4)%	(3)%
Total costs of services	7,720.2	7,841.6	(2)%	(1)%
Operating, administrative and other	1,224.1	1,262.8	(3)%	(3)%
Depreciation and amortization	122.2	145.6	(16)%	(16)%
Restructuring, impairment and related charges	41.1	38.1	8%	8%
Total costs and expenses	9,107.6	9,288.1	(2)%	(2)%
Operating income	338.9	205.6	65%	65%
Interest expense, net of interest income	(229.9)	(281.1)	(18)%	(18)%
Earnings from equity method investments	37.4	58.1	(36)%	(36)%
Other income (expense), net	29.4	(12.6)	n.m.	n.m.
Earnings (loss) before income taxes	175.8	(30.0)	n.m.	n.m.
Provision for income taxes	44.5	5.4	n.m.	n.m.
Net income (loss)	$131.3	$(35.4)	n.m.	n.m.
Net income (loss) margin	1.4%	(0.4)%

Adjusted EBITDA	$581.9	$570.1	2%	3%
Adjusted EBITDA margin(3)	8.8%	8.7%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2024	2023
Net income (loss)	$131.3	$(35.4)
Adjustments:
Depreciation and amortization	122.2	145.6
Interest expense, net of interest income	229.9	281.1
Provision for income taxes	44.5	5.4
Unrealized loss on investments, net	0.8	27.8
Loss on dispositions	18.4	1.8
Integration and other costs related to merger	4.9	11.2
Acquisition related costs and efficiency initiatives	—	14.2
Cost savings initiatives	28.9	55.6
CEO transition costs	1.9	8.3
Servicing liability fees and amortization	(1.7)	11.7
Legal and compliance matters	—	23.0
Gain from insurance proceeds, net of legal fees	(16.5)	1.1
Other(1)	17.3	18.7
Adjusted EBITDA	$581.9	$570.1
(1) For the year ended December 31, 2024, Other primarily reflects one-time consulting costs associated with the Company rebranding, professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust matter (see Note 17: Commitments and Contingencies of the Notes to the Consolidated Financial Statements), non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024, one-time bad debt expense driven by a sublessee default and one-time legal and consulting costs associated with a secondary offering of our ordinary shares by our former shareholders. For the year ended December 31, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards, one-time consulting costs associated with certain legal entity reorganization projects and a one-time impairment of certain customer relationship intangible assets.

Reconciliation of Total costs and expenses to Segment operating expenses and Fee-based operating expenses (in millions):

	Year Ended December 31,
	2024	2023
Total costs and expenses	$9,107.6	$9,288.1
Depreciation and amortization	(122.2)	(145.6)
Loss on dispositions	(18.4)	(1.8)
Integration and other costs related to merger	(4.9)	(11.2)
Acquisition related costs and efficiency initiatives	—	(14.2)
Cost savings initiatives	(28.9)	(55.6)
CEO transition costs	(1.9)	(8.3)
Servicing liability fees and amortization	1.7	(11.7)
Legal and compliance matters	—	(23.0)
Other, including foreign currency movements(1)	(23.9)	(28.7)
Segment operating expenses	8,909.1	8,988.0
Cost of gross contract reimbursables	(2,857.3)	(2,962.3)
Fee-based operating expenses	$6,051.8	$6,025.7
(1) For the year ended December 31, 2024, Other primarily reflects one-time consulting costs associated with the Company rebranding, professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust matter (see Note 17: Commitments and Contingencies of the Notes to the Consolidated Financial Statements), non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024, one-time bad debt expense driven by a sublessee default, one-time legal and consulting costs associated with a secondary offering of our ordinary shares by our former shareholders and the effects of movements in foreign currency. For the year ended December 31, 2023, Other primarily reflects non-cash stock-based compensation expense associated with certain one-time retention awards, one-time consulting costs associated with certain legal entity reorganization projects, a one-time impairment of certain customer relationship intangible assets and the effects of movements in foreign currency.

Year ended December 31, 2024 compared to year ended December 31, 2023
Revenue
Revenue of $9.4 billion was relatively flat compared to the year ended December 31, 2023. The decrease of $47.2 million was driven by declines in the Americas and EMEA, which both decreased 2%, partially offset by growth in APAC of 7%. The decline was principally driven by decreases in Services and Gross contract reimbursables revenue of 3% and 4%, respectively, primarily due to lower project management revenue and the impact of the sale of a non-core Services business on August 1, 2024, which reduced facilities management revenue by $57.1 million. Additionally, the Company made a proactive effort, most notably in EMEA, to exit certain low margin contracts to improve company wide margin as we focus on sustainable growth, which also contributed to these revenue declines. Partially offsetting these trends was Leasing revenue growth of 7% compared to the year ended December 31, 2023, primarily driven by office and industrial sector leasing in the Americas and APAC. Capital markets revenue increased 4% due to broad strength across all segments, within the industrial, retail and office sectors specifically, as rate stability and further clarity in the interest rate environment in the fourth quarter of 2024 contributed to increased investment sales activity in that period. Favorable trends in e-commerce and supply chain centralization also helped drive industrial property leasing and sales volumes, while office property leasing and sales volumes increased due to demand for premium-quality buildings. Valuation and other revenue also increased 1% from the prior year.
Costs of services
Costs of services of $7.7 billion decreased $121.4 million or 2% compared to the year ended December 31, 2023, principally driven by a decrease in third-party consumables and sub-contractor costs of approximately $246.0 million as a result of declines in our Services business, partially offset by an increase in direct employment costs of approximately $139.0 million, primarily due to higher commissions as a result of higher brokerage revenues and higher bonus costs. Cost of services provided to clients was flat compared to the prior year and Cost of gross contract reimbursables decreased 4%, driven by the Americas, due to changes in client mix. Total costs of services as a percentage of total revenue was 82% for 2024 compared to 83% for 2023.
Operating, administrative and other
Operating, administrative and other expenses of $1.2 billion, which represents indirect and overhead costs such as employment, occupancy and information technology costs, decreased $38.7 million or 3% compared to the year ended December 31, 2023. The decrease was driven by the impact of our cost savings initiatives, primarily realized as a reduction in employment costs of approximately $20.0 million. Stock-based compensation expense also declined $15.0 million as a result of the modification of our non-executive chairman’s awards in 2024 and the accelerated expense associated with our former CEO’s transition in 2023. In addition, in June 2023, the Company incurred an $11.3 million servicing liability fee in connection with the amendment and extension of the A/R Securitization. These trends were partially offset by cost inflation. Operating, administrative and other expenses as a percentage of total revenue was 13% for both the year ended December 31, 2024 and 2023.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $41.1 million increased $3.0 million compared to the year ended December 31, 2023, primarily driven by a loss on disposition of $15.8 million related to the sale of a non-core Services business in the Americas, partially offset by a decrease in severance and employment-related costs of $3.0 million and a decrease in impairment charges of $9.8 million. In 2023, the Company actioned certain cost savings initiatives, including a reduction in headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations.
Interest expense, net of interest income
Interest expense of $229.9 million decreased $51.2 million or 18% compared to the year ended December 31, 2023, primarily related to an aggregate loss on debt extinguishment of $41.9 million as well as $8.7 million of new transaction costs expensed in 2023 in connection with the refinancing of a portion of the borrowings under our 2018 Credit Agreement. The Company was also able to decrease interest expense by actively managing our debt costs through repricings in 2024, resulting in lower interest rates, and making voluntary principal prepayments on our term loan due in 2025 (see Note 11: Long-Term Debt and Other Borrowings of the Notes to the Consolidated Financial Statements for further information).

Earnings from equity method investments
Earnings from equity method investments of $37.4 million decreased $20.7 million compared to the year ended December 31, 2023, primarily due to a decline of $17.5 million in earnings recognized from our equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”) due to lower transaction volumes as a result of tighter lending conditions in 2024.
Other income (expense), net
Other income, net was $29.4 million for the year ended December 31, 2024 compared to other expense, net of $12.6 million for the year ended December 31, 2023, driven by a $19.2 million gain from insurance proceeds recognized in 2024 (see Note 17: Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information), as well as lower net unrealized losses on our fair value investments of $27.0 million, primarily related to our investment in WeWork, and higher royalty fee income from our CWVS Holding Limited joint venture of $0.7 million.
Provision for income taxes
Provision for income taxes for the year ended December 31, 2024 was $44.5 million on earnings before income taxes of $175.8 million. For the year ended December 31, 2023, the provision for income taxes was $5.4 million on a loss before income taxes of $30.0 million. The increase in income tax expense was driven by an improvement in earnings before income taxes compared to a loss before income taxes in the prior year, predominately in the U.S., which improved $149.6 million, as well as changes in the jurisdictional mix of those earnings as a greater percentage of the earnings before income taxes generated from non-U.S. jurisdictions in 2024 compared to 2023 was taxed at a rate higher than the U.S. statutory tax rate of 21.0%. Additionally, the negative effective tax rate for the year ended December 31, 2023 was principally driven by an increase in the valuation allowance the Company placed on a portion of our deferred tax assets and permanent nondeductible items.
Net income (loss) and Adjusted EBITDA
Net income was $131.3 million for the year ended December 31, 2024 compared to a net loss of $35.4 million for the year ended December 31, 2023. Net income margin was 1.4% compared to net loss margin of 0.4% for the prior year. The improvement was driven by the impact of our cost savings initiatives, including lower employment costs, growth in our Leasing service line, one-time gains from insurance proceeds and lower net unrealized losses on our fair value investments. Additionally, an aggregate loss on debt extinguishment and a servicing liability fee associated with the amendment and extension of the A/R Securitization in 2023 contributed to the improvement from the prior year. These favorable trends were partially offset by declines in Services revenue, the loss on disposition recognized in 2024 and cost inflation.
Adjusted EBITDA of $581.9 million increased $11.8 million or 2% compared to the year ended December 31, 2023, driven by the same factors impacting Net income above, with the exception of the gains from insurance proceeds, net unrealized losses on our fair value investments, loss on disposition and the aggregate loss on debt extinguishment and A/R Securitization servicing liability fee incurred in the prior year. Adjusted EBITDA margin, measured against service line fee revenue, of 8.8% remained relatively flat compared to the year ended December 31, 2023.

Segment Results
We report our operations through the following segments: (1) Americas, (2) EMEA and (3) APAC. The Americas consists of operations located in the United States, Canada and other markets in North and South America. EMEA includes operations in the United Kingdom, France, Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, India and other markets in the Asia Pacific region.
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized loss on investments, net, loss on dispositions, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, gains from insurance proceeds and other non-recurring items.

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$2,420.4	$2,494.7	(3)%	(3)%
Leasing	1,536.2	1,420.9	8%	9%
Capital markets	564.7	556.5	1%	2%
Valuation and other	161.9	150.0	8%	9%
Total service line fee revenue(1)	4,683.2	4,622.1	1%	2%
Gross contract reimbursables(2)	2,314.8	2,506.9	(8)%	(8)%
Total revenue	$6,998.0	$7,129.0	(2)%	(2)%

Costs and expenses:
Americas Fee-based operating expenses	$4,279.6	$4,237.5	1%	1%
Cost of gross contract reimbursables	2,314.8	2,506.9	(8)%	(8)%
Segment operating expenses	$6,594.4	$6,744.4	(2)%	(2)%

Net income	$126.7	$17.8	n.m.	n.m.

Adjusted EBITDA	$436.4	$429.6	2%	2%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Year ended December 31, 2024 compared to year ended December 31, 2023
Americas revenue for 2024 was $7.0 billion, a decrease of $131.0 million or 2% from the prior year. The decline in revenue was principally driven by lower Services and Gross contract reimbursables revenue which were down 3% and 8%, respectively, primarily due to declines in facilities management, which includes the impact of the sale of a non-core Services business in the third quarter of 2024 of $57.1 million, as well as lower project management and facilities services revenue of approximately $20.0 million and $15.0 million, respectively. Partially offsetting these declines was Leasing revenue growth of 8% driven by higher tenant representation revenue as a result of more favorable market conditions than 2023 and improved business confidence, with strength in the office and industrial sectors. Capital markets and Valuation and other revenue also grew 1% and 8%, respectively.
Fee-based operating expenses of $4.3 billion increased 1% principally due to higher direct employment costs of approximately $163.0 million, including commissions associated with higher brokerage revenue, partially offset by lower sub-contractor and third-party consumable costs of approximately $122.0 million associated with revenue decreases in Services, as well as the impact of our cost savings initiatives.
Adjusted EBITDA of $436.4 million increased $6.8 million or 2% compared to the prior year, primarily driven by increases in our Leasing and Valuation and other service lines, as well as the impact of our cost savings initiatives. These favorable trends were partially offset by declines in Services, the impact of the sale of a non-core Services business in the third quarter of 2024, cost inflation and lower earnings recognized from the Greystone JV of $17.5 million.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$331.3	$371.4	(11)%	(12)%
Leasing	227.0	229.6	(1)%	(2)%
Capital markets	91.5	83.3	10%	10%
Valuation and other	177.7	174.2	2%	1%
Total service line fee revenue(1)	827.5	858.5	(4)%	(4)%
Gross contract reimbursables(2)	125.7	115.2	9%	8%
Total revenue	$953.2	$973.7	(2)%	(3)%

Costs and expenses:
EMEA Fee-based operating expenses	$752.0	$779.3	(4)%	(5)%
Cost of gross contract reimbursables	125.7	115.2	9%	8%
Segment operating expenses	$877.7	$894.5	(2)%	(3)%

Net loss	$(3.4)	$(46.5)	(93)%	(94)%

Adjusted EBITDA	$74.5	$77.4	(4)%	(2)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Year ended December 31, 2024 compared to year ended December 31, 2023
EMEA revenue for 2024 was $953.2 million, a decrease of $20.5 million or 2% from the prior year. Excluding the favorable impact of foreign currency of $9.3 million, EMEA revenue decreased 3% on a local currency basis. The decrease was principally driven by lower Services revenue which was down 12%, on a local currency basis, due to declines in project management of approximately $42.0 million as the Company made a proactive effort to exit certain low margin contracts as we focus on sustainable growth. Leasing revenue also declined 2% on a local currency basis. Partially offsetting these trends was growth in Capital markets and Valuation and other revenue which were up 10% and 1%, respectively, on a local currency basis, due to more favorable market conditions than 2023 driving momentum in trading across most markets.
Fee-based operating expenses of $752.0 million decreased 5% on a local currency basis principally due to lower sub-contractor and third-party consumable costs of approximately $38.0 million associated with revenue decreases in Services, partially offset by higher incentive compensation of approximately $11.0 million and cost inflation.
Adjusted EBITDA of $74.5 million decreased $2.9 million or 4% compared to the prior year, primarily driven by decreases in our Services and Leasing service lines, higher incentive compensation and cost inflation. These unfavorable trends were partially offset by the impact of our cost savings initiatives and increases in Capital markets and Valuation and other revenue.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023	% Change in USD	% Change in Local Currency
Revenue:
Services	$728.4	$706.9	3%	3%
Leasing	184.3	176.2	5%	6%
Capital markets	65.6	55.2	19%	23%
Valuation and other	100.2	112.5	(11)%	(9)%
Total service line fee revenue(1)	1,078.5	1,050.8	3%	4%
Gross contract reimbursables(2)	416.8	340.2	23%	23%
Total revenue	$1,495.3	$1,391.0	7%	8%

Costs and expenses:
APAC Fee-based operating expenses	$1,020.2	$1,008.9	1%	2%
Cost of gross contract reimbursables	416.8	340.2	23%	23%
Segment operating expenses	$1,437.0	$1,349.1	7%	7%

Net income (loss)	$8.0	$(6.7)	n.m.	n.m.

Adjusted EBITDA	$71.0	$63.1	13%	15%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Year ended December 31, 2024 compared to year ended December 31, 2023
APAC revenue for 2024 was $1.5 billion, an increase of $104.3 million or 7% from the prior year. Excluding the unfavorable impact of foreign currency of $13.6 million, APAC revenue increased 8% on a local currency basis. The increase was principally driven by growth in Services and Gross contract reimbursables revenue which were up 3% and 23%, on a local currency basis, respectively, due to increases in facilities management, facilities services and project management of approximately $11.0 million, $5.0 million and $4.5 million, respectively. Gross contract reimbursables increased due to one significant project management client in Australia. In addition, Leasing and Capital markets revenue increased 6% and 23%, respectively, on a local currency basis, due to more favorable market conditions than 2023 and improved business confidence. Partially offsetting these trends was a decline in Valuation and other revenue of 9%, on a local currency basis, and a decline in total revenues for Greater China of approximately $6.3 million. Although Greater China does not represent a significant portion of our APAC segment, a slowdown in China’s economy can significantly impact supply chains, cross-border investments and development activity in key markets across APAC.
Fee-based operating expenses of $1.0 billion increased 2% on a local currency basis principally due to higher sub-contractor and third-party consumable costs of approximately $15.0 million associated with revenue increases in Services and higher incentive compensation of approximately $5.0 million, partially offset by the impact of our cost savings initiatives.
Adjusted EBITDA of $71.0 million increased $7.9 million or 13% compared to 2023, primarily driven by growth in our Services, Leasing, and Capital markets services lines and the impact of our cost savings initiatives. These favorable trends were partially offset by a decline in our Valuation and other service line and higher incentive compensation.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves, debt capacity under our Revolver and funding from our accounts receivables securitization program, which we have amended periodically (the “A/R Securitization”). Our primary uses of liquidity are operating expenses, acquisitions, investments and debt payments.
While macroeconomic challenges and uncertainty continue to be present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with operating cash flow and cash on hand and, as necessary, borrowings under our Revolver or funding from our A/R Securitization. Over the last two years we have been focused on managing the balance sheet and improving operating cash flows through working capital efficiencies. We also continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or to obtain additional financing to fund investments, operations and obligations to further strengthen our financial position.
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
As of December 31, 2024, the Company had $1.9 billion of liquidity, consisting of cash and cash equivalents of $0.8 billion and availability on our undrawn Revolver of $1.1 billion.
As of December 31, 2024, the Company’s amounts outstanding under its Term Loans, 2028 Notes and 2031 Notes were $2.0 billion, $0.6 billion and $0.4 billion, respectively. Our level of indebtedness increases the possibility that we may be unable to make required principal and interest payments and satisfy our other obligations when they become due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments or joint ventures or for other strategic purposes, subject to the restrictions contained in the agreements governing our indebtedness. Incurring additional indebtedness would increase the risks associated with our leverage, including our ability to service our debt. See “Risk Factors” included in Part I, Item 1A in this Annual Report for further discussion.
We have actively managed our indebtedness through additional refinancings and repricings and continued to reduce leverage. During 2024, the Company repriced the Term Loans due in 2030 to reduce the applicable interest rates and elected to prepay the entire $192.9 million principal balance outstanding under the term loan due in 2025. This optional principal prepayment, along with the required principal payments of $7.5 million, brought the Company’s aggregate debt repayments to $200.4 million for the year ended December 31, 2024. As of the date of this Annual Report, there are no funded long-term debt arrangements maturing prior to 2028.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the year ended December 31, 2024 were $41.0 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of December 31, 2024, the Company had aggregate capital outstanding under this facility of $100.0 million. This amount was repaid in full in January 2025. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 20: Accounts Receivable Securitization of the Notes to the Consolidated Financial Statements for further information.

Contractual Obligations and Other Commitments
Debt obligations. As of December 31, 2024, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.00% for the $990.0 million term loan due January 2030 (the “2030 Tranche-1”) and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.25% for the $997.5 million term loan due January 2030 (the “2030 Tranche-2”) (the 2030 Tranche-1 and the 2030 Tranche-2 together make up our current outstanding Term Loans). In January 2025, we repriced the 2030 Tranche-1 of our Term Loans, reducing the applicable interest rate by 25 basis points to 1-month Term SOFR plus 2.75%. Because the 2018 Credit Agreement bears interest at a variable interest rate, the amount of expected future annual interest payments cannot be determined. Our 2028 Notes bear interest at a rate of 6.75% per annum and expected annual interest payments would be approximately $43.9 million until the notes mature in May 2028. Our 2031 Notes bear interest at a rate of 8.88% per annum and expected annual interest payments would be approximately $35.5 million until the notes mature in September 2031.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. The 2018 Credit Agreement amendment entered into in the fourth quarter of 2024 deferred the mandatory principal payments for the 2030 Tranche-2 for two quarters, with such principal payments re-commencing in June 2025. Additionally, the 2018 Credit Agreement amendment entered into in January 2025 deferred the mandatory principal payments for the 2030 Tranche-1 for two quarters, with such principal payments recommencing in September 2025. Refer to Note 11: Long-Term Debt and Other Borrowings and Note 10: Derivative Financial Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for further discussion.
Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use. As of December 31, 2024, the Company had operating lease obligations of $422.0 million, with $114.4 million due within 12 months. Refer to Note 16: Leases of the Notes to the Consolidated Financial Statements for further discussion.
Defined benefit plan obligations. Benefits to be paid out by our defined benefit plans will be funded from the assets held by these plans. In 2022, the trustees for two of our defined benefit plans in the U.K. purchased a bulk annuity insurance policy, under which the insurer is committed to pay the plans’ cash flows intended to match the benefit payments under those plans. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. Refer to Note 12: Employee Benefits of the Notes to the Consolidated Financial Statements for further discussion.
Deferred and contingent earn-out obligations. Our material cash requirements require long-term liquidity to facilitate the payment of obligations related to acquisitions. Acquisitions are often structured with deferred and/or contingent payments in future periods that are subject to the passage of time, achievement of certain performance metrics and/or other conditions. As of December 31, 2024, the maximum potential payment for contingent earn-outs was $16.5 million, subject to the achievement of certain performance conditions. The final amount of related payments cannot be determined due to their nature as estimates or outcomes having connection to future events. As of December 31, 2024, we had accrued total deferred consideration and contingent earn-outs payable of $8.1 million in Accounts payable and accrued expenses and $16.0 million in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Income tax liabilities. As of December 31, 2024, our current and non-current tax liabilities, including interest and penalties, totaled $47.7 million. Of this amount, we can reasonably estimate that $19.8 million will require cash settlement in less than one year. In December 2024, the Company made significant tax payments for U.S. federal income taxes which totaled $21.5 million. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $27.9 million.

Cash Flow Summary

	Year Ended December 31,
Cash Flow Summary	2024	2023
Net cash provided by operating activities	$208.0	$152.2
Net cash provided by investing activities	81.2	48.9
Net cash used in financing activities	(253.4)	(120.8)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(22.4)	1.9
Total change in cash, cash equivalents and restricted cash	$13.4	$82.2
Operating Activities
We generated $208.0 million of cash from operating activities during the year ended December 31, 2024, an increase of $55.8 million compared to the year ended December 31, 2023, primarily driven by an improvement from net loss to net income of $166.7 million offset by lower non-cash charges of $96.8 million from the prior year. For the year ended December 31, 2024, we used net working capital for operations of $138.6 million, an increase of $14.1 million compared to the year ended December 31, 2023. The increase in our use of net working capital was principally driven by higher trade receivables and contract assets of approximately $170.0 million as a result of higher collections in 2023, as well as higher recruiting and retention payments of approximately $30.0 million. These trends in working capital were offset by higher net bonus accruals and commissions payable of approximately $75.0 million and $68.0 million, respectively.
Investing Activities
We generated $81.2 million of cash from investing activities during the year ended December 31, 2024, an increase of $32.3 million compared to the year ended December 31, 2023, primarily driven by proceeds from the sale of a non-core Services business in the third quarter of 2024 of $122.6 million and lower capital expenditures, offset by a decrease in the net capital funding from the facility limit secured by our A/R Securitization of $100.0 million.
Financing Activities
We used $253.4 million in cash for financing activities during the year ended December 31, 2024, an increase of $132.6 million compared to the year ended December 31, 2023, primarily driven by repayment of borrowings under our 2018 Credit Agreement of $200.4 million as leverage reduction continues to be an important part of our capital allocation strategy, partially offset by payment of debt issuance costs of $65.1 million in the year ended December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market and Other Risk Factors
Market Risk
The principal market risks we are exposed to are:
i.interest rates on debt obligations; and
ii.foreign exchange risk.
We manage these risks primarily by managing the amount, sources and duration of our debt funding, cash management, and by using various derivative financial instruments such as interest rate swaps or foreign currency contracts. We enter into derivative instruments with reputable and diverse counterparties to reduce credit risk. These derivative instruments are strictly used for risk management purposes and, accordingly, are not used for trading or speculative purposes.

Interest Rate Risk
We are exposed to interest rate volatility with regard to the Term Loans and any borrowings we draw under the Revolver.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2024, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.00% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-2. In January 2025, we repriced the 2030 Tranche-1 of our Term Loans, reducing the applicable interest rate by 25 basis points to 1-month Term SOFR plus 2.75%. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
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
Refer to Note 10: Derivative Financial Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for additional information about interest rate and foreign currency risks managed through derivative activities and notional amounts of underlying hedged items.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cushman & Wakefield plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cushman & Wakefield plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Goodwill impairment assessment for the Americas reporting unit
As discussed in Notes 2 and 6 to the consolidated financial statements, goodwill is tested for impairment at least annually. The Company will test more frequently if there are indicators of impairment or whenever business or economic circumstances change, suggesting the carrying value of goodwill may not be recoverable. When performing a quantitative impairment assessment, the Company utilizes both an income approach, specifically a discounted cash flow model, and a market approach, using market multiples obtained from quoted prices of comparable companies, to determine the fair value of its reporting units. The Company elected an annual goodwill impairment assessment date of October 1st and elected to perform a quantitative impairment test on October 1, 2024. As of December 31, 2024, the Company has $1,998.3 million of goodwill, of which $1,420.3 million related to the Americas reporting unit.
We identified the evaluation of the Company’s quantitative goodwill impairment assessment related to the Americas reporting unit as a critical audit matter. Specifically, the determination of the fair value of the Americas reporting unit using a discounted cash flow model required management to make certain assumptions. The key assumptions included forecasted revenue growth rates, which included terminal growth rate assumptions, forecasted profitability margins, and discount rate. Evaluating these key assumptions required a high degree of subjective auditor judgment and the use of professionals with specialized skills and knowledge. There was a high degree of subjective auditor judgment due to the sensitivity to variation, such that minor changes in the assumptions can cause significant changes to the estimates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the key assumptions. We evaluated the Company’s forecasted revenue growth rates by comparing them to industry and peer company forecasted revenue growth rates. We also evaluated the Company’s forecasted profitability margins by comparing them to peer company forecasted profitability margins. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
■evaluating the Company’s discount rate, by comparing it to a discount rate that that was independently developed using publicly available third-party market data for comparable entities
■evaluating the Company’s forecasted terminal revenue growth rate, by comparing it to a terminal revenue growth rate that was independently developed using publicly available third-party market data
■developing estimates of the fair value of the Americas reporting unit using the Company’s projected cash flows and our independently developed discount rate ranges and comparing the results to the Company’s estimated fair value.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cushman & Wakefield plc:
Opinion on Internal Control Over Financial Reporting
We have audited Cushman & Wakefield plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Chicago, Illinois
February 20, 2025

Cushman & Wakefield plc
Consolidated Balance Sheets

	As of December 31,
(in millions, except share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$793.3	$767.7
Trade and other receivables, net of allowance of $88.7 and $85.2 as of December 31, 2024 and 2023, respectively	1,352.4	1,468.0
Income tax receivable	62.1	67.1
Short-term contract assets, net	301.4	311.0
Prepaid expenses and other current assets	181.2	189.4
Total current assets	2,690.4	2,803.2
Property and equipment, net	136.0	163.8
Goodwill	1,998.3	2,080.9
Intangible assets, net	690.1	805.9
Equity method investments	723.6	708.0
Deferred tax assets	93.1	67.4
Non-current operating lease assets	290.1	339.0
Other non-current assets	927.6	805.8
Total assets	$7,549.2	$7,774.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$103.2	$149.7
Accounts payable and accrued expenses	1,110.5	1,157.7
Accrued compensation	900.4	851.4
Income tax payable	19.8	20.8
Other current liabilities	196.0	217.6
Total current liabilities	2,329.9	2,397.2
Long-term debt, net	2,939.6	3,096.9
Deferred tax liabilities	12.6	13.7
Non-current operating lease liabilities	270.3	319.6
Other non-current liabilities	241.4	268.6
Total liabilities	5,793.8	6,096.0
Commitments and contingencies (Note 17)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 229,696,912 and 227,282,173 shares issued and outstanding as of December 31, 2024 and 2023, respectively	23.0	22.7
Additional paid-in capital	2,986.4	2,957.3
Accumulated deficit	(985.9)	(1,117.2)
Accumulated other comprehensive loss	(268.6)	(185.4)
Total equity attributable to the Company	1,754.9	1,677.4
Non-controlling interests	0.5	0.6
Total equity	1,755.4	1,678.0
Total liabilities and shareholders’ equity	$7,549.2	$7,774.0

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenue	$9,446.5	$9,493.7	$10,105.7
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	7,720.2	7,841.6	8,153.5
Operating, administrative and other	1,224.1	1,262.8	1,261.3
Depreciation and amortization	122.2	145.6	146.9
Restructuring, impairment and related charges	41.1	38.1	8.9
Total costs and expenses	9,107.6	9,288.1	9,570.6
Operating income	338.9	205.6	535.1
Interest expense, net of interest income	(229.9)	(281.1)	(193.1)
Earnings from equity method investments	37.4	58.1	85.0
Other income (expense), net	29.4	(12.6)	(89.0)
Earnings (loss) before income taxes	175.8	(30.0)	338.0
Provision for income taxes	44.5	5.4	141.6
Net income (loss)	$131.3	$(35.4)	$196.4

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.57	$(0.16)	$0.87
Weighted average shares outstanding for basic earnings (loss) per share	228.9	226.9	225.4
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.56	$(0.16)	$0.86
Weighted average shares outstanding for diluted earnings (loss) per share	232.8	226.9	228.0

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$131.3	$(35.4)	$196.4
Other comprehensive (loss) income, net of tax:
Designated hedge (loss) gain	(11.8)	(11.7)	132.3
Defined benefit plan actuarial gain (loss)	2.1	(1.7)	(34.2)
Foreign currency translation	(73.5)	19.0	(96.1)
Total other comprehensive (loss) income	(83.2)	5.6	2.0
Total comprehensive income (loss)	$48.1	$(29.8)	$198.4

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	223.7	$22.4	$2,896.6	$(1,278.2)	$(83.6)	$(104.5)	$(4.9)	$(193.0)	$1,447.8	$0.8	$1,448.6
Net income	—	—	—	196.4	—	—	—	—	196.4	—	196.4
Stock-based compensation	—	—	39.8	—	—	—	—	—	39.8	—	39.8
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.1	0.2	(24.9)	—	—	—	—	—	(24.7)	—	(24.7)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	116.0	—	—	116.0	116.0	—	116.0
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	16.9	—	—	16.9	16.9	—	16.9
Foreign currency translation	—	—	—	—	—	(96.1)	—	(96.1)	(96.1)	—	(96.1)
Defined benefit plan actuarial loss	—	—	—	—	—	—	(34.2)	(34.2)	(34.2)	—	(34.2)
Other activity	—	—	—	—	(0.6)	—	—	(0.6)	(0.6)	—	(0.6)
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(35.4)	—	—	—	—	(35.4)	—	(35.4)
Stock-based compensation	—	—	53.6	—	—	—	—	—	53.6	—	53.6
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.5	0.1	(7.8)	—	—	—	—	—	(7.7)	—	(7.7)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	24.3	—	—	24.3	24.3	—	24.3
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(36.0)	—	—	(36.0)	(36.0)	—	(36.0)
Foreign currency translation	—	—	—	—	—	19.0	—	19.0	19.0	—	19.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.7)	(1.7)	(1.7)	—	(1.7)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0
Net income	—	—	—	131.3	—	—	—	—	131.3	—	131.3
Stock-based compensation	—	—	35.4	—	—	—	—	—	35.4	—	35.4
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.4	0.3	(6.3)	—	—	—	—	—	(6.0)	—	(6.0)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	25.7	—	—	25.7	25.7	—	25.7
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(37.5)	—	—	(37.5)	(37.5)	—	(37.5)
Foreign currency translation	—	—	—	—	—	(73.5)	—	(73.5)	(73.5)	—	(73.5)
Defined benefit plans actuarial gain	—	—	—	—	—	—	2.1	2.1	2.1	—	2.1
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield plc
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$131.3	$(35.4)	$196.4
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122.2	145.6	146.9
Impairment charges	3.8	13.6	1.6
Unrealized foreign exchange (gain) loss	(4.3)	1.9	(4.0)
Stock-based compensation	35.6	54.1	40.3
Lease amortization	86.5	97.8	102.2
Loss on debt extinguishment	—	19.3	—
Amortization of debt issuance costs	7.5	7.5	9.6
Earnings from equity method investments, net of distributions received	(18.7)	(33.7)	(45.4)
Change in deferred taxes	(28.1)	(50.4)	14.6
Provision for loss on receivables and other assets	20.8	10.6	31.7
Loss on disposal of business	15.8	1.3	13.2
Unrealized loss on equity securities, net	0.8	27.8	84.2
Other operating activities, net	(26.6)	16.7	(3.4)
Changes in assets and liabilities:
Trade and other receivables	(78.7)	62.5	(298.9)
Income taxes payable	2.1	(34.1)	(96.1)
Short-term contract assets and Prepaid expenses and other current assets	20.8	72.8	(102.7)
Other non-current assets	(58.0)	(24.7)	(30.6)
Accounts payable and accrued expenses	16.8	(49.4)	125.1
Accrued compensation	74.3	(67.7)	(41.4)
Other current and non-current liabilities	(115.9)	(83.9)	(94.2)
Net cash provided by operating activities	208.0	152.2	49.1
Cash flows from investing activities
Payment for property and equipment	(41.0)	(51.0)	(50.7)
Acquisitions of businesses, net of cash acquired	—	—	(32.8)
Investments in equity securities and equity method joint ventures	(1.7)	(6.9)	(26.4)
Return of beneficial interest in a securitization	(505.0)	(330.0)	(80.0)
Collection on beneficial interest in a securitization	505.0	430.0	80.0
Proceeds from disposition of business	122.6	—	—
Other investing activities, net	1.3	6.8	(10.8)
Net cash provided by (used in) investing activities	81.2	48.9	(120.7)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(10.4)	(8.1)	(27.2)
Payment of deferred and contingent consideration	(18.1)	(14.5)	(11.0)
Proceeds from borrowings	—	2,400.0	—
Repayment of borrowings	(200.4)	(2,405.0)	(26.7)
Debt issuance costs	—	(65.1)	—
Payment of finance lease liabilities	(28.2)	(29.2)	(17.3)
Other financing activities, net	3.7	1.1	2.9
Net cash used in financing activities	(253.4)	(120.8)	(79.3)

Change in cash, cash equivalents and restricted cash	35.8	80.3	(150.9)
Cash, cash equivalents and restricted cash, beginning of the year	801.2	719.0	890.3
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(22.4)	1.9	(20.4)
Cash, cash equivalents and restricted cash, end of the year	$814.6	$801.2	$719.0
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
On August 6, 2018, the Company completed an IPO of its ordinary shares in which it issued and sold 51.8 million ordinary shares at a price of $17.00 per share. On August 6 and 7, 2018, the Company completed a concurrent private placement (the “Concurrent Private Placement”) of its ordinary shares in which it sold 10.6 million shares to Vanke Service (Hong Kong) Co., Limited (currently known as Onewo Inc. subsequent to its Hong Kong public offering in 2022) at a price of $17.00 per share. The IPO and Concurrent Private Placement resulted in net proceeds of approximately $1.0 billion after deducting offering fees and other direct incremental costs. Public trading in the Company's ordinary shares began on August 2, 2018.
As of December 31, 2024, the Company operated from nearly 400 offices in approximately 60 countries with approximately 52,000 employees. The Company’s business is focused on meeting the increasing demands of our clients through comprehensive service offerings including (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. The Company primarily does business under the Cushman & Wakefield tradename.

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
Entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for using the equity method. The Consolidated Financial Statements include the Company’s share of the income and expenses and equity movements of investees accounted for under the equity method, after adjustments to align the accounting policies with those of the Company, from the date that significant influence or joint control commences until the date that significant influence ceases. When the Company’s share of losses exceeds its interest in an investee, the carrying amount of that interest (including any long-term loans) is reduced to zero and the recognition of further losses is discontinued, except to the extent that the Company has an obligation to make or has made payments on behalf of the investee. For purposes of classifying distributions received from its equity method investments in the Consolidated Statements of Cash Flows, the Company has elected to use the cumulative earnings approach. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment and classified as cash inflows from operating activities, and those in excess of that amount are treated as returns of investment and classified as cash inflows from investing activities. Refer to Note 8: Equity Method Investments for additional information.
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
c) Revenue Recognition
Revenue is recognized upon transfer of control of promised services to clients in an amount that reflects the consideration the Company expects to receive in exchange for those services, in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The Company enters into contracts and earns revenue from its (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other service lines. Revenue is recognized net of any taxes collected from customers.
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
Services
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
When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client, and reported costs of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within Topic 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on service line fee revenue, net income or cash flows.
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
d) Cash and Cash Equivalents
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
e) Restricted Cash
Restricted cash of $21.3 million and $33.5 million as of December 31, 2024 and 2023, respectively, is included within Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. These balances primarily consist of legally restricted deposits related to contracts entered with others, including clients, in the normal course of business.
f) Trade and Other Receivables
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
Accounts Receivable Securitization Program
In March 2017, the Company entered into a revolving trade accounts receivables securitization program, which it has amended periodically (the “A/R Securitization”). The Company records the transactions as sales of receivables, derecognizes such receivables from its Consolidated Financial Statements and records a receivable for the deferred purchase price of such receivables. Refer to Note 19: Fair Value Measurements and Note 20: Accounts Receivable Securitization for additional information about the A/R Securitization.

g) Income Taxes
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
The provision for income taxes comprises current and deferred income tax expense and is recognized in the Consolidated Statements of Operations. To the extent that the income taxes are for items recognized directly in equity, the related income tax effects are recognized in equity. Refer to Note 14: Income Taxes for additional information on income taxes.
h) Property and Equipment
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
i) Business Combinations, Goodwill and Other Intangible Assets
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
Goodwill is tested for impairment at least annually, typically in the fourth quarter. The Company will test more frequently if there are indicators of impairment or whenever business or economic circumstances change, suggesting the carrying value of goodwill may not be recoverable. The Company typically performs an impairment evaluation of goodwill to assess whether the fair value of a reporting unit (“RU”) is less than its carrying amount, by initially performing a qualitative assessment (“Step Zero”), and proceeds to the quantitative impairment test (“Step One”) if it is more likely than not that the fair value of the RU is less than its carrying amount. The Company may elect to skip the qualitative assessment and proceed directly to performing Step One. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the estimated fair value of a RU exceeds its carrying value, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company elected an annual goodwill impairment assessment date of October 1. In 2024, the Company performed a qualitative assessment for three of its four RUs and elected to perform a quantitative impairment test for one of its four RUs as of October 1, 2024. Refer to Note 6: Goodwill and Other Intangible Assets for additional discussion of the 2024 goodwill impairment assessment.
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
j) Accrued Claims and Contingencies
The Company is subject to various claims and contingencies related to lawsuits. A liability is recorded for claims or other contingencies when the risk of loss is probable and the amount can be reasonably estimated. The required reserves may change due to new developments in each period. Legal fees are expensed as incurred.
The Company self-insures for various risks, including workers’ compensation, general liability and medical in some jurisdictions. A liability is recorded for the Company’s obligations for both reported and incurred but not reported (“IBNR”) insurance claims through assessments based on prior claims history. In addition, in the U.S., U.K. and Australia, the Company is self-insured against errors and omissions (“E&O”) claims through a primary insurance layer provided by its 100%-owned, consolidated, captive insurance subsidiary, Nottingham Indemnity, Inc., and an excess layer provided through a third-party insurance carrier. Refer to Note 17: Commitments and Contingencies for additional information.
k) Debt Issuance Costs, Premiums and Discounts
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

Hedge accounting is discontinued when the Company revokes the hedging relationship, when the hedging instrument expires or is sold, terminated or exercised, or when it no longer qualifies for hedge accounting. Any gain or loss recognized in Other comprehensive income (loss), net of applicable income taxes and accumulated in equity at that time, remains in equity and is recognized when the forecasted transaction is ultimately recognized in earnings. When a forecasted transaction is no longer expected to occur, the gain or loss accumulated in equity is recognized immediately in earnings. Refer to Note 10: Derivative Financial Instruments and Hedging Activities for additional information on derivative instruments.
m) Foreign Currency Transactions
Foreign currency transactions are recorded in the functional currency at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the reporting date are recorded in the functional currency at the foreign exchange rate at that date, which may result in a foreign currency gain or loss.
Foreign currency gains or losses are recognized in the Consolidated Statements of Operations, except for differences arising on the retranslation of a financial liability designated as a hedge of the net investment in a foreign operation, or qualifying cash flow hedges, which are recognized in Other comprehensive income (loss) and accumulated within equity. For the years ended December 31, 2024, 2023 and 2022, foreign currency transactions resulted in losses of $6.1 million, $12.5 million and $4.5 million, respectively, which were recognized within Costs of services and Operating, administrative, and other expenses in the Consolidated Statements of Operations.
Foreign Currency Translation
The assets and liabilities of foreign operations are translated into USD at the balance sheet date. Income and expense items are translated at the monthly average rates. Translation adjustments are included in Accumulated other comprehensive loss.
n) Leases
The Company enters into operating leases for real estate and equipment, such as motor vehicles and IT equipment. Leases are initially assessed at contract inception for whether the Company has the right to control the asset and are measured based on the present value of future minimum lease payments over the lease term beginning at the commencement date. The future minimum lease payments are typically discounted using an incremental borrowing rate derived from information available at the lease commencement date as our leases generally do not include implicit rates. The incremental borrowing rate is calculated based on our collateralized borrowing rate adjusted for jurisdictional considerations. The Non-current operating lease assets also include any lease payments made prior to the commencement date and are recorded net of any lease incentives. Leases typically have limited restrictions and covenants on the Company for incurring additional financial obligations. Rental payments are generally fixed, with no special terms or conditions; however, certain operating leases also include variable lease payments such as insurance, real estate taxes, and annual changes in the consumer price index. Additionally, the Company’s office leases may have options to extend or terminate the lease, the terms of which vary by lease; however, these options are not reasonably certain of being exercised, and the option periods are not considered in the calculation of the Non-current operating lease asset or the operating lease liability unless they are exercised. The Company generally only enters into subleases for its real estate leases, with the terms of the subleases consistent with those of the underlying lease.
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

The Company assesses lease assets for impairment whenever events or changes in circumstances indicate that the carrying value of the lease asset may not be recoverable. If this assessment indicates that such assets are impaired, the impairment is recognized in the period the changes occur and represent the amount by which the carrying value exceeds the fair value. Refer to Note 16: Leases for additional information on leases.
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
p) Investments
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
For investments reported at fair value, the Company adjusts these investments to their fair values each reporting period, and the changes are reflected in Other income (expense), net, in the Consolidated Statements of Operations. Refer to Note 19: Fair Value Measurements for additional information.
q) Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising costs of $38.5 million, $39.9 million and $41.8 million, respectively, were included in Operating, administrative and other expenses in the Consolidated Statements of Operations.
r) Recently Issued Accounting Pronouncements
The following accounting pronouncements have been recently issued or were recently adopted by the Company:
Reference Rate Reform
In March 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts, and ASU 2021-01 and ASU 2022-06 amended the scope and deferred the sunset date of ASU 2020-04, respectively. The Company elected the optional expedient for modifications of debt contracts for its June 2023 debt agreement amendment, which did not have a significant impact on its financial statements and related disclosures. The Company did not apply the optional expedient to other 2023 or 2024 debt modifications. Refer to Note 11: Long-Term Debt and Other Borrowings for additional information.
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

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is effective for all joint ventures with a formation date on or after January 1, 2025. Joint ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. The Company adopted the ASU effective January 1, 2025, with no impact to its Consolidated Financial Statements or related disclosures.
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
SEC Staff Bulletins and Releases
In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. In August 2023, the FASB issued ASU 2023-04 to amend additional SEC paragraphs in the ASC to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 121. The ASUs do not provide any new guidance, so there is no transition or effective date associated with them and, therefore, the Company adopted the ASUs with no impact to its financial statements and related disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the SEC’s removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective or on June 30, 2027 if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not anticipate that these amendments will have an impact on its financial statements and related disclosures.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to amend reportable segment disclosure requirements. ASU 2023-07 requires interim and annual disclosures about significant segment expenses that are regularly provided to an entity’s chief operating decision maker or those charged with assessing segment performance and allocating resources. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted this ASU effective January 1, 2024, with no impact on the Company’s financial position or results of operations, and applied the amended disclosure requirements retrospectively. Refer to Note 3: Segment Data for expanded disclosures related to each reportable segment.

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to amend certain disclosure and presentation requirements. ASU 2023-09 requires entities to disclose disaggregated information within its effective tax rate reconciliation as well as additional information related to income taxes paid, such as the amount paid disaggregated by jurisdiction, among other disclosures. The guidance is effective for annual periods beginning after December 15, 2024. The amended disclosure and presentation requirements are to be applied on a prospective basis, but retrospective application is permitted. The Company adopted the ASU effective January 1, 2025, and the required disclosures will be included in the Company’s Annual Report on Form 10-K that will be filed for the annual period ending December 31, 2025. The ASU will result in expanded disclosures related to income taxes but will have no impact on the Company’s financial position or results of operations.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. This ASU will require a footnote disclosure about specific expenses by requiring entities to disaggregate, in a tabular presentation, certain expense captions presented on the face of our Consolidated Statements of Operations. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and the disclosure requirements are to be applied retrospectively to any prior periods presented in the financial statements. The Company is currently evaluating the impact that the ASU will have on its financial statement disclosures and determining the timing of our adoption. This ASU will result in expanded disclosures related to expenses but will have no impact on the Company’s financial position or results of operations.

Note 3: Segment Data
The Company reports its operations through the following segments: (1) Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The Americas consists of operations located in the United States, Canada and other markets in North and South America. EMEA includes operations in the U.K., France, Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, India and other markets in the Asia Pacific region.
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”), the Chief Executive Officer, for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company does not use other measures of segment profit or loss. The CODM uses Adjusted EBITDA to evaluate operating performance, develop budgets and forecasts, and to assist our investors in analyzing the underlying performance of our business. Adjusted EBITDA is also used to determine future allocation of financial and capital resources, including compensation.
The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss on investments, net, loss on dispositions, integration and other costs related to merger, acquisition related costs and efficiency initiatives, cost savings initiatives, CEO transition costs, servicing liability fees and amortization, certain legal and compliance matters, gains from insurance proceeds and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income tax and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Year Ended December 31, 2024
	Americas	EMEA	APAC	Total
Revenue	$6,998.0	$953.2	$1,495.3	$9,446.5
Less:
Cost of gross contract reimbursables	$2,314.8	$125.7	$416.8	$2,857.3
Direct employment costs	3,015.0	390.4	422.5	3,827.9
Other direct costs	480.2	119.2	435.6	1,035.0
Indirect and overhead employment costs	426.9	125.2	110.0	662.1
Other indirect and overhead costs	377.2	120.6	64.2	562.0
Other segment items(1)	(52.5)	(2.4)	(24.8)	(79.7)
Adjusted EBITDA	$436.4	$74.5	$71.0	$581.9

	Year Ended December 31, 2023
	Americas	EMEA	APAC	Total
Revenue	$7,129.0	$973.7	$1,391.0	$9,493.7
Less:
Cost of gross contract reimbursables	$2,506.9	$115.2	$340.2	$2,962.3
Direct employment costs	2,857.7	394.4	427.5	3,679.6
Other direct costs	615.6	163.4	420.7	1,199.7
Indirect and overhead employment costs	449.3	137.0	111.0	697.3
Other indirect and overhead costs	382.8	120.1	62.6	565.5
Other segment items(1)	(112.9)	(33.8)	(34.1)	(180.8)
Adjusted EBITDA	$429.6	$77.4	$63.1	$570.1

	Year Ended December 31, 2022
	Americas	EMEA	APAC	Total
Revenue	$7,751.0	$1,030.1	$1,324.6	$10,105.7
Less:
Cost of gross contract reimbursables	$2,462.1	$102.7	$292.8	$2,857.6
Direct employment costs	3,225.7	426.6	401.2	4,053.5
Other direct costs	676.3	168.8	397.3	1,242.4
Indirect and overhead employment costs	431.4	121.2	103.1	655.7
Other indirect and overhead costs	372.0	147.0	86.6	605.6
Other segment items(1)	(132.0)	(42.2)	(33.7)	(207.9)
Adjusted EBITDA	$715.5	$106.0	$77.3	$898.8
(1) Other segment items in the tables above include, for each reportable segment, earnings from equity method investments, which is included in Adjusted EBITDA, as well as certain non-GAAP adjustments for unusual or non-recurring items used to calculate Adjusted EBITDA. See reconciliation of Net income (loss) to Adjusted EBITDA below.

Adjusted EBITDA is calculated as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$131.3	$(35.4)	$196.4
Adjustments:
Depreciation and amortization	122.2	145.6	146.9
Interest expense, net of interest income	229.9	281.1	193.1
Provision for income taxes	44.5	5.4	141.6
Unrealized loss on investments, net	0.8	27.8	84.2
Loss on dispositions	18.4	1.8	—
Integration and other costs related to merger	4.9	11.2	14.0
Pre-IPO stock-based compensation	—	—	3.1
Acquisition related costs and efficiency initiatives	—	14.2	93.8
Cost savings initiatives	28.9	55.6	—
CEO transition costs	1.9	8.3	—
Servicing liability fees and amortization	(1.7)	11.7	7.9
Legal and compliance matters	—	23.0	—
Gain from insurance proceeds, net of legal fees	(16.5)	1.1	—
Other	17.3	18.7	17.8
Adjusted EBITDA	$581.9	$570.1	$898.8
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$6,680.1	$6,810.7	$7,447.4
Australia	466.2	472.5	447.8
United Kingdom	359.4	369.4	365.3
All other countries	1,940.8	1,841.1	1,845.2
Total revenue	$9,446.5	$9,493.7	$10,105.7

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

The following is a calculation of EPS (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic EPS
Net income (loss)	$131.3	$(35.4)	$196.4
Weighted average shares outstanding for basic earnings (loss) per share	228.9	226.9	225.4
Basic earnings (loss) per share attributable to common shareholders	$0.57	$(0.16)	$0.87
Diluted EPS
Net income (loss)	$131.3	$(35.4)	$196.4
Weighted average shares outstanding for basic earnings (loss) per share	228.9	226.9	225.4
Dilutive effect of restricted stock units	3.9	—	2.0
Dilutive effect of stock options	—	—	0.6
Weighted average shares outstanding for diluted earnings (loss) per share	232.8	226.9	228.0
Diluted earnings (loss) per share attributable to common shareholders	$0.56	$(0.16)	$0.86

Note 5: Revenue
Disaggregation of Revenue
Effective January 1, 2024, the Property, facilities and project management service line was renamed to Services. The change was to the name only and had no impact on the composition of the Company’s service lines or its historical results.
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Year Ended December 31, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$4,705.1	$454.7	$1,143.7	$6,303.5
Leasing	At a point in time	1,560.3	227.3	185.6	1,973.2
Capital markets	At a point in time	566.6	91.5	65.6	723.7
Valuation and other	At a point in time or over time	166.0	179.7	100.4	446.1
Total revenue		$6,998.0	$953.2	$1,495.3	$9,446.5

		Year Ended December 31, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$4,973.2	$484.0	$1,046.9	$6,504.1
Leasing	At a point in time	1,445.3	230.0	176.3	1,851.6
Capital markets	At a point in time	558.9	83.5	55.2	697.6
Valuation and other	At a point in time or over time	151.6	176.2	112.6	440.4
Total revenue		$7,129.0	$973.7	$1,391.0	$9,493.7

		Year Ended December 31, 2022
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$4,868.7	$473.2	$966.2	$6,308.1
Leasing	At a point in time	1,690.9	235.1	180.1	2,106.1
Capital markets	At a point in time	990.5	142.2	58.6	1,191.3
Valuation and other	At a point in time or over time	200.9	179.6	119.7	500.2
Total revenue		$7,751.0	$1,030.1	$1,324.6	$10,105.7
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

The following table provides information on contract assets and contract liabilities from contracts with customers included in the Consolidated Balance Sheets (in millions):

	As of December 31,
	2024	2023
Short-term contract assets	$325.7	$352.7
Contract asset allowances	(24.3)	(41.7)
Short-term contract assets, net	301.4	311.0

Non-current contract assets	69.0	81.1
Contract asset allowances	(2.2)	(2.2)
Non-current contract assets, net included in Other non-current assets	66.8	78.9

Total contract assets, net	$368.2	$389.9

Contract liabilities included in Accounts payable and accrued expenses	$68.0	$57.0
The amount of revenue recognized during the year ended December 31, 2024 that was included in the contract liabilities balance at the beginning of the period was $38.7 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2022	$1,516.8	$305.9	$242.8	$2,065.5
Dispositions	—	(0.7)	(1.6)	(2.3)
Effect of movements in exchange rates and other	1.5	15.6	0.6	17.7
Balance as of December 31, 2023	$1,518.3	$320.8	$241.8	$2,080.9
Dispositions	(44.4)	—	—	(44.4)
Effect of movements in exchange rates and other	(4.7)	(11.4)	(22.1)	(38.2)
Balance as of December 31, 2024	$1,469.2	$309.4	$219.7	$1,998.3
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified four reporting units: Americas, C&W Services, EMEA and APAC. The Americas and C&W Services reporting units comprise the Americas reportable segment. For the year ended December 31, 2024, the Company considered qualitative and quantitative factors while performing the annual impairment assessment of goodwill as of October 1, 2024. The Company performed a qualitative, Step Zero, assessment for the C&W Services, EMEA and APAC reporting units and concluded it was not more likely than not that the RU was impaired. In performing Step One of the goodwill impairment analysis over its Americas reporting unit, the Company relied on both an income approach, using a discounted cash flow (“DCF”) model, and market approach, using market multiples obtained from quoted prices of comparable companies, to determine the estimated fair value of the reporting unit. The DCF analysis incorporated significant judgments related to the selection of certain assumptions used to present value the estimated future cash flows, specifically, the discount rate, forecasted revenue growth rates, and forecasted profitability margins.
For the years ended December 31, 2024, 2023 and 2022, the annual impairment assessment of goodwill has been completed resulting in no impairment charges, as the estimated fair value of each of the identified reporting units was in excess of its carrying value when Step One was performed, and we concluded it was not more likely than not that the identified reporting units were impaired when Step Zero was performed. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of December 31, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	5 - 15	1,248.9	(1,104.8)	144.1
Other intangible assets	n/a	15.2	(15.2)	—
Total intangible assets		$1,810.1	$(1,120.0)	$690.1

		As of December 31, 2023
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	2 - 15	1,375.2	(1,115.7)	259.5
Other intangible assets	5	15.3	(14.9)	0.4
Total intangible assets		$1,936.5	$(1,130.6)	$805.9
Amortization expense was $45.9 million, $64.2 million and $64.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated annual future amortization expense for each of the years ending December 31, 2025 through December 31, 2029 is $38.7 million, $35.1 million, $25.1 million, $14.0 million and $12.2 million, respectively.
No material impairments of intangible assets were recorded during the years ended December 31, 2024, 2023 and 2022.
During the year ended December 31, 2024, the Company disposed of customer relationships, net of $67.2 million in relation to the sale of a non-core Services business. Refer to Note 7: Disposition for additional information.

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
The sale closed on August 1, 2024 and the Company received net cash consideration of $122.6 million. The Company recorded a loss on disposition of $15.8 million for the year ended December 31, 2024 within Restructuring, impairment and related charges in the Consolidated Statements of Operations.

Note 8: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $9.2 million, $8.5 million, and $7.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in Other income (expense), net in the Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of December 31,
	2024	2023
Greystone JV	$585.2	$574.9
Onewo JV	126.8	122.7
Other investments	11.6	10.4
Total Equity method investments	$723.6	$708.0
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Greystone JV	$26.2	$43.7	$72.9
Onewo JV	7.7	9.7	4.7
Other investments	3.5	4.7	7.4
Total Earnings from equity method investments	$37.4	$58.1	$85.0
During the years ended December 31, 2024, 2023 and 2022, the Company received distributions from equity method investments of $18.7 million, $24.4 million and $39.6 million, respectively.
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

	As of December 31,
(in millions)	2024	2023
Cash and cash equivalents	$335.0	$270.2
Accounts receivable	338.5	307.2
Mortgage loans held for sale	623.2	560.1
Mortgage servicing rights	838.3	835.0
Total assets	$2,658.0	$2,537.9

Accounts payable and accrued expenses	$555.9	$502.7
Mortgage indebtedness	974.7	892.9
Total liabilities	$1,812.6	$1,723.0

Non-controlling interest	$10.3	$9.9

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross revenues	$1,734.4	$1,664.6	$1,608.5
Gross profit	261.0	320.1	374.2
Net income	96.1	158.1	231.9
Net income attributable to the entity	95.9	157.8	231.9
The Company did not record any other-than-temporary impairment charges on equity method investments during the periods presented.

Note 9: Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2024	2023
Software	$208.1	$194.5
Leasehold improvements	264.1	256.0
Plant and equipment	124.9	121.0
Equipment under finance lease	150.6	134.5
Software under development	2.5	10.0
Construction in progress	10.0	12.7
	760.2	728.7
Less: Accumulated depreciation	(624.2)	(564.9)
Total Property and equipment, net	$136.0	$163.8
Depreciation and amortization expense associated with property and equipment was $76.3 million, $81.4 million, and $82.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 10: Derivative Financial Instruments and Hedging Activities
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
Interest Rate Derivative Instruments
As of December 31, 2024, the Company’s active interest rate hedging instruments consisted of nine interest rate swap agreements designated as cash flow hedges. Of the designated cash flow hedges, there are three interest rate swap agreements with a notional amount of $1.4 billion expiring on August 21, 2025 and six interest rate swap agreements with a notional amount of $550.0 million expiring on May 31, 2028.
In addition, the Company previously elected to terminate certain interest rate swap agreements in November 2022 and June 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements, which were scheduled to expire on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2024 and 2023, there were $22.7 million and $34.5 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 11: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $15.5 million will be reclassified to Interest expense, net of interest income in the Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized loss of $8.8 million and an unrealized loss of $0.8 million during the year ended December 31, 2024. The Company recognized a realized loss of $7.9 million, offset by an unrealized gain of $0.7 million during the year ended December 31, 2023. The Company recognized a realized loss of $6.5 million, offset by an unrealized gain of $0.2 million during the year ended December 31, 2022.

As of December 31, 2024 and 2023, the Company had 31 and 27 foreign currency exchange forward contracts outstanding covering a notional amount of $559.5 million and $1.3 billion, respectively. As of December 31, 2024 and 2023, the Company had not posted, and does not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of December 31, 2024 and 2023 (in millions):

		December 31, 2024		December 31, 2023
	December 31, 2024	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$11.3	$3.0	$4.3	$6.7
Non-designated:
Foreign currency forward contracts	$559.5	$1.3	$1.7	$1.0	$0.7
The fair value of interest rate swap assets is included within Other non-current assets. The fair value of interest rate swap liabilities is included within Other current liabilities and Other non-current liabilities as of December 31, 2024 and 2023, respectively, based on the maturity date of the respective agreements. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities, respectively. The Company does not net derivatives in the Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as cash flow hedges in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Year Ended December 31, 2024
Interest rate cash flow hedges	$(37.0)	$(25.7)	$37.5	$(25.2)

Year Ended December 31, 2023
Interest rate cash flow hedges	$(48.7)	$(24.3)	$36.0	$(37.0)

Year Ended December 31, 2022
Interest rate cash flow hedges	$84.2	$(116.0)	$(16.9)	$(48.7)
(1) Amount is net of related deferred tax benefit of $2.5 million, $0.0 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Amount is net of related deferred tax expense of $4.8 million and benefit of $2.5 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3) Amount is net of related income tax expense of $4.8 million, $0.0 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the years ended December 31, 2024, 2023 and 2022, gains of $37.5 million and $36.0 million, and losses of $16.9 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Consolidated Statements of Operations.

Note 11: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of December 31,
	2024	2023
Collateralized:
Term Loan, due August 2025	$—	$192.9
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $9.5 million and $10.7 million, respectively	980.5	984.3
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $17.8 million and $19.5 million, respectively	979.7	980.5
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $4.9 million and $6.3 million, respectively	645.1	643.7
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $5.8 million and $6.7 million, respectively	394.2	393.3
Finance lease liabilities	36.4	45.9
Total	3,035.9	3,240.6
Less: current portion of long-term debt	(96.3)	(143.7)
Total Long-term debt, net	$2,939.6	$3,096.9
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
On October 10, 2024, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-2, reducing the applicable interest rate from 1-month Term SOFR plus 3.75% to 1-month Term SOFR plus 3.25%. There were no other material changes to the terms and conditions of the 2018 Credit Agreement. As a result of the reprice, the Company incurred additional debt transaction costs of $2.0 million, of which $0.5 million were capitalized and will be amortized over the remaining term of the loan and $1.5 million were recognized directly in Interest expense, net of interest income.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. The 2018 Credit Agreement amendment entered into in the fourth quarter of 2024 deferred the mandatory principal payments for the 2030 Tranche-2 for two quarters, with such principal payments re-commencing in June 2025. The required principal payments for the 2030 Tranche-1 were deferred for two quarters but re-commenced in October 2024.
In March, June, August and October 2024, the Company elected to prepay $50.0 million, $45.0 million, $50.0 million and $47.9 million in principal, respectively, of the 2025 Tranche, resulting in the full repayment of the 2025 Tranche. These optional principal prepayments, along with the required principal payments of $7.5 million on the other Term Loan tranches, brought the Company’s aggregate debt repayments to $200.4 million for the year ended December 31, 2024. There are no funded long-term debt arrangements maturing prior to 2028.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2024, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.00% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-2. As of December 31, 2024, the effective interest rates were 7.69% and 8.15% for the 2030 Tranche-1 and the 2030 Tranche-2, respectively.
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
Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of December 31, 2024 and 2023.
The Revolver includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of December 31, 2024 and 2023, the Company had issued letters of credit with an aggregate face value of $13.0 million and $15.7 million, respectively. These letters of credit were issued in the normal course of business.

The Revolver is also subject to a commitment fee. The commitment fee varies based on the Company’s Net Leverage Ratio (as defined in the 2018 Credit Agreement). The Company was charged $4.1 million, $3.8 million, and $2.8 million of commitment fees during the years ended December 31, 2024, 2023 and 2022, respectively.
Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of December 31, 2024.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. In addition, the Company recognized a loss on debt extinguishment of $1.4 million and directly expensed transaction costs of $1.5 million within Interest expense, net of interest income in the third quarter of 2023 related to this issuance. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 8.80% as of December 31, 2024.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of December 31, 2024 and December 31, 2023.

Note 12: Employee Benefits
Defined contribution plans
The Company offers a variety of defined contribution plans across the world. In the U.S. benefit plans are pursuant to Section 401(k) of the Internal Revenue Code. For certain plans, the Company, at its discretion, can match eligible employee contributions of up to 100% of amounts contributed up to 4% of an individual’s annual compensation and subject to limitation under federal law. Additionally, the Company sponsors a number of defined contribution plans pursuant to the requirements of certain countries in which it has operations.
Contributions to defined contribution plans are charged as an expense as the contributions are paid or become payable and are reflected in Costs of services and Operating, administrative and other in the Consolidated Statements of Operations.
Defined contribution plan expense was $51.0 million, $47.8 million and $37.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
The net asset for the U.K. defined benefit plans is presented within Other non-current assets and is comprised of the following (in millions):

	As of December 31,
	2024	2023
Present value of benefit obligations	$(124.5)	$(142.3)
Fair value of defined benefit plan assets	126.3	144.8
Net asset	$1.8	$2.5
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
There are no employer contributions expected to be paid for the year ending December 31, 2025 for the U.K. defined benefit plans.
Changes in the net asset/liability for the U.K. defined benefit plans were as follows (in millions):

	As of December 31,
	2024	2023
Change in pension benefit obligations:
Balance at beginning of year	$(142.3)	$(135.6)
Service cost	(0.1)	(0.2)
Interest cost	(5.7)	(5.7)
Actuarial gain (loss)	12.8	(1.1)
Benefits paid	8.5	7.8
Foreign exchange movement	2.3	(7.5)
Balance at end of year	$(124.5)	$(142.3)

Change in pension plan assets:
Balance at beginning of year	$144.8	$138.4
Actual return on plan assets	(7.9)	6.4
Benefits paid	(8.5)	(7.8)
Foreign exchange movement	(2.1)	7.8
Balance at end of year	$126.3	$144.8

Net asset balance at end of year	$1.8	$2.5
Total amounts recognized in the Consolidated Statements of Operations for the U.K. defined benefit plans were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Service and other cost	$(0.1)	$(0.2)	$(0.5)
Interest cost	(5.7)	(5.7)	(3.4)
Expected return on assets	5.1	5.7	3.3
Amortization of net loss	(0.9)	(0.8)	(0.1)
Net periodic pension cost	$(1.6)	$(1.0)	$(0.7)

Total amounts recognized in Accumulated other comprehensive loss for the U.K. defined benefit plans were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cumulative actuarial (loss) gain at beginning of year	$(29.8)	$(28.1)	$2.9
Actuarial loss recognized during the period	(0.1)	(0.4)	(30.9)
Amortization of net loss	0.9	0.8	0.1
Foreign exchange movement	0.7	(2.1)	(0.2)
Cumulative actuarial loss at end of year	$(28.3)	$(29.8)	$(28.1)
The discount rate is determined using a cash flow matching method and a yield curve which is based on AA corporate bonds with extrapolation beyond 30 years in line with a gilt yield curve.

	Year Ended December 31,
Principal actuarial assumptions	2024	2023	2022
Discount rate	5.0%	4.1%	4.2%
The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. A lower discount rate would increase the present value of the benefit obligation. Other changes in actuarial assumptions, such as plan participants’ life expectancy or expected return on plan assets, can also have an impact on the net benefit obligation.
The investment strategies are set by the independent trustees of the plans and are established to achieve a reasonable balance between risk and return and to cover administrative expenses, as well as to maintain funds at a level to meet any applicable minimum funding requirements. As of December 31, 2024 and 2023, the primary assets of the plans were bulk annuity insurance policies. The weighted average plan asset allocations as of December 31, 2024 and 2023 by asset category for the U.K. defined benefit plans were as follows:

Major categories of plan assets:	2024	2023
Bulk annuity insurance policy	98%	97%
Cash and other instruments	2%	3%
Total	100%	100%
Plan assets of $3.0 million and $3.8 million as of December 31, 2024 and 2023, respectively, were held within instruments whose fair values can be readily determinable through observable, quoted prices in active markets (Level 1), and these assets consist primarily of cash.
In addition, plan assets of $123.3 million and $141.0 million as of December 31, 2024 and 2023, respectively, were held within instruments with unobservable inputs (Level 3), representing the bulk annuity insurance policies.
As of December 31, 2024 and 2023, there were no plan assets held within instruments whose fair values can be readily determinable, but do not have regular active market pricing (Level 2).
Expected future benefit payments for the U.K. defined benefit pension plans are as follows (in millions):

Payment
2025	$8.4
2026	8.1
2027	8.6
2028	8.6
2029	8.4
From 2030 to 2034	42.4

Note 13: Stock-Based Compensation
The Company issues individual grants of share-based compensation awards, subject to board approval, for purposes of recruiting and as part of its overall compensation strategy. During the periods presented, the Company granted Restricted Stock Units (“RSUs”) under the 2018 Omnibus Plans, which are further described below.
Restricted Stock Units
Time-Based and Performance-Based RSUs
The Company may award certain individuals with RSUs. Time-based RSUs (“TBRSUs”) contain only a service condition, and the related compensation cost is recognized over the requisite service period of typically three years using the straight-line vesting method. The Company has determined the fair value of TBRSUs as the fair value of an ordinary share on the grant date.
In the first quarter of 2024, 2023 and 2022, the Company granted 2.7 million, 2.7 million and 1.6 million TBRSUs, respectively, to a select group of management and employees. Throughout the remainder of 2024, 2023 and 2022, an additional 0.3 million, 0.5 million and 0.1 million TBRSUs, respectively, were granted. The compensation cost for these grants will be recognized over a requisite service period of 3 years.
As of December 31, 2024, the Company does not have any material outstanding share awards that are liability classified.
Performance-based RSUs (“PBRSUs”) contain certain performance and market conditions, as defined in the award agreements, as well as a service condition, and vest upon the satisfaction of such service condition and achievement of performance targets during the defined performance periods.
In 2024, 2023 and 2022, the Company granted 1.9 million, 0.5 million and 0.7 million PBRSUs, respectively, to a select group of management and employees.
The 2023 PBRSU awards are comprised of three one-year performance periods (referred to herein as 2023 PBRSU Tranche A, 2023 PBRSU Tranche B and 2023 PBRSU Tranche C). Under U.S. GAAP, awards are not considered granted until the performance conditions are established. In 2023, performance conditions were only established for 2023 PBRSU Tranche A. In 2024, performance conditions were established for 2023 PBRSU Tranche B. The performance conditions for 2023 PBRSU Tranche C have not yet been established and, as a result, this tranche is not considered granted under U.S. GAAP until the respective performance conditions are established.
Of the PBRSU grants in 2024, 1.6 million related to 2024 awards. The remaining 0.3 million related to the 2023 PBRSU Tranche B awards, for which performance conditions were set in 2024.
Of the 2024 PBRSU awards, for select executive members, 25% vest based upon the satisfaction of certain Strategic Cost Efficiency (“SCE”) goals and 75% vest based upon the satisfaction of certain Strategic Cash Generation (“SCG”) goals. For the rest of the 2024 award recipients, 50% vest based upon the satisfaction of certain SCE goals and 50% vest based upon the satisfaction of certain SCG goals. Of the 2023 PBRSU awards, 50% vest based upon the satisfaction of certain SCE goals and 50% vest based upon the satisfaction of certain Adjusted Free Cash Flow goals, both with a relative Total Shareholder Return (“TSR”) modifier. Of the 2022 PBRSU awards, 50% vest based upon the satisfaction of certain Adjusted EBITDA margin performance goals and 50% vest based upon the satisfaction of certain Adjusted EBITDA growth goals, both with a relative TSR modifier.
As the 2024 PBRSUs contain only performance conditions, the fair value of these awards was equal to the fair value of an ordinary share on the grant date. The Company considered the achievement of the SCE and SCG performance conditions to be probable and therefore began recognizing expense for such awards as of the grant date.

As the 2023 and 2022 PBRSUs contain both performance conditions and market conditions (due to the relative TSR modifier), the fair value at grant date of these awards was determined using a Monte Carlo simulation model, which used the following assumptions:

	2023 PBRSU Tranche B (Q1 2024 grant)	2023 PBRSU Tranche A (Q3 2023 grant)	2023 PBRSU Tranche A (Q1 2023 grant)	2022 PBRSU
Stock price (1)	$10.01	$8.18	$13.38	$22.45
Period (2)	1.9 years	2.5 years	2.9 years	2.9 years
Risk-free interest rate (3)	4.6%	4.6%	4.4%	1.7%
Historical volatility rate (4)	46.9%	39.9%	44.4%	54.7%
Dividend yield (5)	—%	—%	—%	—%
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
(4) For the 2023 PBRSU Tranche A and 2023 PBRSU Tranche B awards, a weighted average of the daily historical stock price volatility of the Company over the time from the valuation to the end of the performance period is used to determine volatility. For the awards granted in 2022, the daily historical stock price volatility of the Company over its trading history is used to determine volatility.
(5) The dividend yield is 0% as the Company has not paid any dividends nor does it currently intend to pay dividends for the foreseeable future.
The Company considered achievement of the performance and market conditions for the 2022 and 2023 awards to be probable and therefore began recognizing expense for these awards as of the respective grant dates.
The fair value of the PBRSUs granted during the year ended December 31, 2024 ranged from $10.01 to $10.35. The fair value of the PBRSUs granted during the year ended December 31, 2023 ranged from $8.25 to $14.64. The fair value of PBRSUs granted during the year ended December 31, 2022 was $25.02 per award.
The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Unvested as of December 31, 2021	4.9	$16.61	2.5	$16.72
Granted	1.7	21.93	0.7	25.02
Vested	(2.3)	16.47	(0.8)	17.29
Forfeited	(0.3)	17.77	(0.1)	18.57
Unvested as of December 31, 2022	4.0	$18.81	2.3	$19.04
Granted	3.2	12.66	0.5	13.85
Vested	(1.8)	17.97	(0.2)	14.84
Forfeited	(0.5)	18.70	(1.0)	16.74
Unvested as of December 31, 2023	4.9	$15.18	1.6	$19.22
Granted	3.0	10.28	1.9	10.07
Vested	(2.3)	15.50	(0.4)	16.24
Forfeited	(0.4)	15.02	—	—
Unvested as of December 31, 2024	5.2	$11.88	3.1	$12.61
The following table summarizes the Company’s compensation expense related to RSUs (in millions):

	Year Ended December 31,			Unrecognized at December 31, 2024
	2024	2023	2022
Time-Based RSUs	$26.4	$40.0	$31.8	$35.1
Performance-Based RSUs	9.0	13.6	7.8	17.5
Total RSU stock-based compensation cost	$35.4	$53.6	$39.6	$52.6
The total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 14: Income Taxes
The significant components of earnings (loss) before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$32.8	$(116.8)	$306.0
Other countries	143.0	86.8	32.0
Earnings (loss) before income taxes	$175.8	$(30.0)	$338.0

	Year Ended December 31,
	2024	2023	2022
United States federal:
Current	$28.9	$10.5	$45.7
Deferred	(32.2)	(44.0)	4.7
Total United States federal income taxes	(3.3)	(33.5)	50.4
United States state and local:
Current	7.0	7.5	27.5
Deferred	(3.8)	(5.9)	1.7
Total United States state and local income taxes	3.2	1.6	29.2
All other countries:
Current	39.9	39.8	54.2
Deferred	4.7	(2.5)	7.8
Total all other countries income taxes	44.6	37.3	62.0
Total provision for income taxes	$44.5	$5.4	$141.6
Differences between income tax expense reported for financial reporting purposes and tax expense computed based upon the application of the United States federal tax rate to the reported earnings (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of effective tax rate
Earnings (loss) before income taxes	$175.8	$(30.0)	$338.0
Taxes at the statutory rate	36.9	(6.3)	70.9
Adjusted for:
State taxes, net of the federal benefit	1.8	0.2	23.4
Other permanent nondeductible items	44.0	13.4	12.7
Foreign tax rate differential	7.4	(2.6)	3.5
Change in valuation allowance	(31.7)	9.4	11.0
Impact of repatriation	(10.3)	(0.2)	(3.7)
Uncertain tax positions	0.4	(13.1)	2.2
Deferred tax inventory adjustment	(9.9)	6.5	7.1
Tax credits	(5.5)	(3.5)	(1.4)
Other, net	11.4	1.6	15.9
Provision for income taxes	$44.5	$5.4	$141.6
The statutory tax rate in the U.S. was 21.0% for years ended December 31, 2024, 2023 and 2022. Although our parent company is domiciled in the U.K., we have used the U.S. statutory tax rate as the Company generates more than 70% of total revenue in the U.S. market and the majority of our investors are U.S.-based. Furthermore, the majority of our industry peers are U.S.-based companies with reconciliations also utilizing 21.0%. As a result, we believe reconciling our effective tax rate from 21.0% is more meaningful for investors and improves comparability with our peers.
The Organization for Economic Co-Operation and Development (“OECD”) has directed its 38 member countries to act to prevent what it refers to as base erosion and profit shifting. The OECD announced a consensus around further changes in traditional international tax principles to address, among other things, the perceived need for a minimum global effective tax rate of 15% (“Pillar Two”). On July 11, 2023, following the Pillar Two directive, the U.K. enacted legislation to transpose the Pillar Two directive into domestic law for years beginning after December 31, 2023. Other OECD countries, as well as countries not in the OECD, have taken similar actions to propose and implement Pillar Two legislation, pursuant to the directive. As a company organized in England and Wales, we have assessed the impact of the Pillar Two laws and identified certain jurisdictions in which Pillar Two impacts exist, however, this did not have a material impact on the Company’s financial position, income taxes or results of operations for the year ended December 31, 2024.
The tax effect of temporary differences that gave rise to deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2024	2023
Deferred tax assets
Liabilities	$143.7	$171.9
Property, plant and equipment	7.0	0.7
Deferred expenditures	154.6	107.3
Employee benefits	103.4	104.2
Tax losses / credits	179.3	199.2
Intangible assets	13.3	14.9
Income recognition	—	13.8
Deferred tax assets	601.3	612.0
Less: valuation allowance	(167.7)	(222.0)
Net deferred tax assets	$433.6	$390.0

Deferred tax liabilities
Intangible assets	(235.6)	(254.5)
Right-of-use asset	(62.9)	(73.9)
Income recognition	(25.5)	—
Other	(29.1)	(7.9)
Total deferred tax liabilities	$(353.1)	$(336.3)
Net deferred tax assets	$80.5	$53.7
The Company had total valuation allowances of $167.7 million and $222.0 million as of December 31, 2024 and 2023, respectively, as it was determined that it was more likely than not that certain deferred tax assets may not be realized. These valuation allowances relate to tax loss carryforwards, other tax attributes and temporary differences that are generally available to reduce future tax liabilities in jurisdictions including but not limited to the U.K., Australia, the U.S., Germany, Poland, Brazil and France.
The total amount of gross unrecognized tax benefits was $17.8 million and $19.6 million as of December 31, 2024 and 2023, respectively. It is reasonably possible that unrecognized tax benefits may decrease by $5.2 million during the next twelve months due to the lapsing in the statute of limitations. The Company had accrued interest and penalties of $10.1 million and $8.3 million as of December 31, 2024 and 2023, respectively, net of federal and state income tax benefits as applicable. The provision for income taxes includes an expense for interest and penalties of $1.8 million, a benefit of $3.5 million and an expense of $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Changes in the Company’s unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning of year	$19.6	$28.6	$27.2
Increases from prior period tax positions	0.2	3.3	—
Decreases from prior period tax positions	(0.6)	(1.7)	—
Decreases from statute of limitation expirations	(0.8)	(10.7)	(5.5)
Increases from current period tax positions	0.1	0.1	6.9
Decreases relating to settlements with taxing authorities	(0.7)	—	—
End of year	$17.8	$19.6	$28.6

The Company is subject to income taxation in various jurisdictions around the world. Generally, the Company’s open tax years include those from 2008 to the present, although audits by taxing authorities for more recent years have been completed or are in process in several jurisdictions. As of December 31, 2024, the Company was under examination by taxing authorities in the U.S., Germany, Belgium, India, Philippines, Portugal, Singapore, Malaysia and Thailand.
As of December 31, 2024 and 2023, the Company had accumulated $11.1 billion and $11.6 billion of undistributed earnings, respectively. As of December 31, 2024 and 2023, the Company had a deferred tax liability of $1.7 million and $12.1 million, respectively, recorded for repatriation of earnings not deemed to be indefinitely reinvested. The deferred tax liability relates to income taxes and withholding taxes on potential future distributions of cash balances in excess of working capital requirements. We believe our policy of reinvesting earnings of foreign subsidiaries does not materially impact our liquidity.
As of December 31, 2024 and 2023, the Company had available operating loss carryforwards of $165.9 million and $185.9 million, respectively, and foreign tax credit carryforwards of $14.0 million and $13.1 million, respectively. Both the operating loss carryforwards and the foreign tax credit carryforwards will begin to expire in 2025. The Company also had U.S. interest expense disallowance carryforwards of $143.0 million and $99.7 million as of December 31, 2024 and 2023, respectively, which have an indefinite carryforward.
The change in deferred tax balances for operating loss carryovers from 2023 to 2024 includes increases from current year losses and decreases from current year utilization. The jurisdictional location of the operating loss carryforward is as follows:

	As of December 31, 2024	Range of expiration dates
United States	$8.3	2025 - Indefinite
All other countries	157.6	2025 - Indefinite
Total	$165.9
Valuation allowances have been provided regarding the tax benefit of certain tax loss carryforwards, other attributes and temporary differences, for which it has been concluded that it is more likely than not that the deferred tax asset will not be realized. The Company assesses both positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including an analysis of cumulative losses or income in recent years, as well as projections of future taxable income and potential tax planning strategies.
During 2024, the Company had changes in its valuation allowances for deferred tax assets in various jurisdictions, resulting in a net decrease of $54.3 million. The decrease was primarily driven by the Company’s ability to utilize capital losses in the U.K. of $37.5 million which were previously fully reserved, resulting in a reversal of the valuation allowance and a net decrease in the valuation allowance of $16.8 million that resulted from changes in the cumulative income and losses in various jurisdictions.

Note 15: Restructuring
The Company implemented certain cost savings initiatives in 2023 given the challenging macroeconomic conditions and operating environment, including reductions in headcount across select roles to help optimize our workforce. These actions continued through September 30, 2024. The restructuring charges recorded in Restructuring, impairment and related charges in the Consolidated Statements of Operations primarily reflect severance and other one-time employment related separation costs related to those headcount reductions.
The Company recognized restructuring charges of $21.5 million and $24.5 million during the years ended December 31, 2024 and 2023, respectively.
The following table details the Company’s restructuring activity for the years ended December 31, 2024 and 2023 (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2022	$2.4	$2.8	$0.5	$5.7
Restructuring charges	13.6	8.3	2.6	24.5
Payments and other	(14.2)	(6.9)	(2.8)	(23.9)
Balance as of December 31, 2023	$1.8	$4.2	$0.3	$6.3
Restructuring charges	8.3	8.0	5.2	21.5
Payments and other	(8.6)	(10.2)	(4.4)	(23.2)
Balance as of December 31, 2024	$1.5	$2.0	$1.1	$4.6
The restructuring accruals of $4.6 million and $6.3 million were recorded within Other current liabilities in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

Note 16: Leases
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$110.6	$121.0	$126.3

Finance lease cost:
Amortization of assets	$28.0	$26.2	$17.3
Interest on lease liabilities	2.2	1.6	0.6
Total finance lease cost	$30.2	$27.8	$17.9

Variable lease cost	$39.7	$36.5	$37.4
Sublease income	$7.6	$9.6	$11.2

Supplemental balance sheet information related to leases was as follows (in millions):

	As of December 31,
	2024	2023
Operating Leases
Non-current operating lease assets	$290.1	$339.0

Other current liabilities	$96.1	$111.3
Non-current operating lease liabilities	270.3	319.6
Total operating lease liabilities	$366.4	$430.9

Finance Leases
Property and equipment, gross	$150.6	$134.5
Accumulated depreciation	(111.0)	(88.5)
Property and equipment, net	$39.6	$46.0

Short-term borrowings and current portion of long-term debt	$20.4	$23.7
Long-term debt	16.0	22.2
Total finance lease liabilities	$36.4	$45.9

Weighted Average Remaining Lease Term (in years)
Operating leases	5.0 years	5.1 years
Finance leases	2.3 years	2.1 years
Weighted Average Discount Rate
Operating leases	5.7%	5.2%
Finance leases	4.8%	3.5%
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2025	$114.4	$21.5
2026	99.3	9.5
2027	68.9	4.6
2028	41.5	2.0
2029	32.5	0.8
Thereafter	65.4	—
Total lease payments	422.0	38.4
Less imputed interest	(55.6)	(2.0)
Total	$366.4	$36.4
As of December 31, 2024, we have operating leases that have not yet commenced for approximately $34.0 million. These operating leases will commence in 2025 with lease terms ranging from 3 years to 15 years.
Refer to Note 21: Supplemental Cash Flow Information for supplemental cash flow information and non-cash activity related to our operating and finance leases.

Note 17: Commitments and Contingencies
Contingencies
In the normal course of business, the Company is subject to various claims and litigation. The Company is also subject to threatened or pending legal actions arising from activities of contractors. A liability is recorded for claims or other contingencies when the risk of loss is probable and the amount can be reasonably estimated. Legal fees are expensed as incurred. Many of these claims may be covered under the Company’s current insurance programs, subject to self-insurance levels and deductibles. The timing and ultimate settlement of these matters is inherently uncertain, however, based upon information currently available, unless otherwise noted, we believe the resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.

The Company is also subject to various workers’ compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s IBNR claims based on assessment using prior claims history.
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, contingent liabilities recorded within Other current liabilities were $81.4 million and $80.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $59.9 million and $53.1 million, respectively. These contingent liabilities are made up of E&O claims, litigation matters, general liability, workers’ compensation and other medical claims. As of December 31, 2024 and 2023, E&O and other litigation claims were $56.7 million and $55.4 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $84.6 million and $78.1 million, respectively.
The Company had insurance recoverable balances for E&O claims as of December 31, 2024 and 2023 totaling $0.8 million and $0.8 million, respectively.
Payroll Tax Claims
In a non-U.S. jurisdiction, the Company is currently engaged in a dispute with a local tax authority about the application of tax rules related to certain payroll taxes with respect to two of our subsidiaries for tax years ended 2015 to 2021. The tax authority has claimed the Company owes unpaid employer payroll tax contributions of approximately $60.0 million, plus interest. In addition, we could receive claims for alleged unpaid income taxes as we have been served with protective determinations by the same tax authority.
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amount claimed. However, an immaterial liability was recorded during the year ended December 31, 2023, equal to the estimated probable loss for the years under review. There were no changes to the estimated liability during the year ended December 31, 2024, however, in January 2025, new case law developed on an issue relevant to our calculations. Given the new case law position, any further refinement of our estimate at this time is difficult given the novel legal issues and the uncertainty associated with the outcome of any potential further appeal. The Company continues to assess this matter, and it is reasonably possible that in the near term we may recognize additional liabilities when such additional losses are probable and can be reasonably estimated. As of December 31, 2024, the estimated range of reasonably possible loss, in excess of amounts accrued, is up to $43.0 million, net of tax.
401(k) Nondiscrimination Testing
In 2023, the Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The amount of the estimated corrective contribution is not material, and there were no material changes to the estimated contribution amount during the year ended December 31, 2024. Such amount is expected to be paid in the first half of 2025.
U.S. Department of Justice Lawsuit
In January 2025, the U.S. Department of Justice (the “DOJ”) added the Company and one of its multifamily subsidiaries, along with others, as defendants to a civil lawsuit that it and the Attorneys General of several states (collectively, the “Co-Plaintiffs”) have filed against RealPage, Inc. The lawsuit relates to the operation and use of RealPage’s revenue management software, which we are at times directed by our clients to use at some of the multifamily properties we manage. The lawsuit is civil in nature and the DOJ is not currently seeking monetary fines or penalties from the defendants. However, some of the Co-Plaintiffs could seek monetary relief under applicable state laws, which amounts, if awarded, are not currently expected to be material to the Company. We disagree with the lawsuit’s allegations and we do not believe that our use of the revenue management software violates U.S. federal or state antitrust laws. Importantly, the Company is not a landlord, does not own any properties, does not set strategy, pricing, or occupancy targets at any properties it manages, and does not independently determine whether or how revenue management software is used at such properties. The Company does not expect the outcome of this matter will have a material impact on its business, financial condition or results of operations.

Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 8.0 years and maximum potential future payments of approximately $106.8 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or performance related to non-performance under these guarantees to be remote.
Greystone JV Indemnity
On November 27, 2023, Greystone Servicing Company LLC (“GSC”), a wholly-owned subsidiary of the Greystone JV, entered into an indemnity agreement with Federal Home Loan Mortgage Corporation (“Freddie Mac”), which agreement is not in the normal course of GSC’s business, whereby Freddie Mac agreed to issue one or more loan commitment letters regarding the purchase of 43 first mortgage multifamily property loans brokered by a certain independent broker under temporary suspension by Freddie Mac (“Brokered Loans”). In exchange, GSC agreed to indemnify and hold Freddie Mac harmless from any claims or losses related to such Brokered Loans that result from any fraud, misinterpretation or omission. The Brokered Loans are currently performing and have not had any material impact on the Greystone JV at this time. The Company will continue to assess this matter and, although it considers the future indemnity obligations related to these Brokered Loans to be remote, it is possible that the matter could result in an additional, potentially material, liability for the Greystone JV in future periods. Any potential impact to the Greystone JV would only impact the Company’s Consolidated Financial Statements by our 40% interest in the Greystone JV.
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
On September 30, 2024, the Company and one of the defendant insurers entered into a settlement agreement, under which the insurer paid the Company $17.3 million in exchange for a release in the Litigation. During the fourth quarter of 2024, this amount was paid and the Company received an additional $1.9 million in payments from other defendant insurers for release in the Litigation. For the year ended December 31, 2024, the Company recorded a total gain of $19.2 million for such settlements within Other income (expense), net in the Consolidated Statements of Operations. The cash receipts for such payments offset the gain within cash flows from operating activities in the Consolidated Statements of Cash Flows as the proceeds are similar in nature to business interruption insurance proceeds.
In February 2025, a ruling was issued that valued the loss suffered by the Company in an amount no greater than the policy limits of defendant insurers dismissed from the case prior to trial. As the other defendant insurers who remained in the case were declared to be prevailing parties, the Company will be required to pay their costs, which such amounts have not yet been determined, will be the subject of negotiation, are not estimable and are not expected to be material.

Note 18: Related Party Transactions
As of December 31, 2024 and 2023, the Company had receivables from brokers and other employees of $47.5 million and $49.9 million, respectively, that are included in Prepaid expenses and other current assets, and $364.5 million and $311.7 million, respectively, that are included in Other non-current assets in the Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.
In addition, the Company recognized royalty fee income from equity method investments as disclosed in Note 8: Equity Method Investments.

Note 19: Fair Value Measurements
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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of December 31, 2024 and 2023, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 20: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $3.1 billion and $3.3 billion as of December 31, 2024 and 2023, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.0 billion and $3.2 billion as of December 31, 2024 and 2023, respectively, which excludes debt issuance costs. Refer to Note 11: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in millions):

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.1	30.1	—	—
Interest rate swap agreements	11.3	—	11.3	—
Foreign currency forward contracts	1.3	—	1.3	—
Total	$43.7	$31.1	$12.6	$—
Liabilities
Deferred compensation plan liabilities	$26.4	$26.4	$—	$—
Interest rate swap agreements	3.0	—	3.0	—
Foreign currency forward contracts	1.7	—	1.7	—
Earn-out liabilities	13.6	—	—	13.6
Total	$44.7	$26.4	$4.7	$13.6

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	31.0	31.0	—	—
Interest rate swap agreements	4.3	—	4.3	—
Foreign currency forward contracts	1.0	—	1.0	—
Total	$37.3	$32.0	$5.3	$—
Liabilities
Deferred compensation plan liabilities	$33.1	$33.1	$—	$—
Interest rate swap agreements	6.7	—	6.7	—
Foreign currency forward contracts	0.7	—	0.7	—
Earn-out liabilities	25.6	—	—	25.6
Total	$66.1	$33.1	$7.4	$25.6
During the year ended December 31, 2024, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements during the period.
Deferred Compensation Plans
The Company sponsors non-qualified deferred compensation plans. The plans allowed certain highly-compensated employees in the U.S. to defer a portion of their compensation, enabling the employees to defer tax on compensation until payment is made. All deferred compensation plans are frozen.
The Company has established rabbi trusts under which investments are held to fund payment of the liability of the deferred compensation plans. The investments consist of company owned life insurance policies and mutual funds. The fair value of deferred compensation plan assets and liabilities is determined based on the value of the underlying investments. At each reporting date, the value of the life insurance policies is based their cash surrender value and the value of the mutual funds is based on quoted prices in active markets.
Deferred compensation plan assets are presented within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. Deferred compensation liabilities are presented within Accrued compensation and Other non-current liabilities in the Consolidated Balance Sheets.
Foreign Currency Forward Contracts and Interest Rate Swaps
The estimated fair value of interest rate swaps and foreign currency forward contracts are determined based on the expected cash flows of each derivative instrument. The valuation method reflects the contractual period and uses observable market-based inputs, including interest rate and foreign currency forward curves (Level 2 inputs). Refer to Note 10: Derivative Financial Instruments and Hedging Activities for discussion of the fair value associated with these derivative assets and liabilities.
Earn-out Liabilities
The Company has various contractual obligations associated with the acquisition of several real estate service companies in the United States and the United Kingdom, including contingent consideration, comprised of earn-out payments to the sellers subject to achievement of certain performance criteria in accordance with the terms and conditions set forth in the respective purchase agreements. An increase to a probability of achievement would result in a higher fair value measurement of the earn-out liability.
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2024, the Company had the potential to make a maximum of $16.5 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 5 years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2024	2023
Balance as of January 1,	$25.6	$29.3
Net change in fair value and other adjustments	1.1	0.9
Payments	(13.1)	(4.6)
Balance as of December 31,	$13.6	$25.6
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of December 31, 2024 and 2023, our investments in early stage proptech companies had a fair value of approximately $45.5 million and $40.7 million, respectively, and are included in Other non-current assets in the Consolidated Balance Sheets.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of December 31, 2024 and 2023, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $73.9 million and $79.0 million, respectively, and are included in Other non-current assets in the Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income (expense), net, in the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company recognized a net unrealized loss of $0.8 million on our real estate investments. During the year ended December 31, 2023, the Company recognized an unrealized loss of $21.5 million related to our investment in WeWork and a net unrealized loss of $6.3 million on our other real estate investments.

Note 20: Accounts Receivable Securitization
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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of December 31, 2024 and 2023, the DPP receivable of $310.9 million and $219.6 million, respectively, is included in Other non-current assets in the Consolidated Balance Sheets.
For the years ended December 31, 2024 and 2023, receivables sold under the A/R Securitization were $2.7 billion and $2.6 billion, respectively, and cash collections from customers on receivables sold were $2.6 billion and $2.7 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2024 and 2023, the outstanding principal on receivables sold under the A/R Securitization was $437.6 million and $345.7 million, respectively.
The A/R Securitization also provides funding from the Purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of December 31, 2024 and 2023, the Company had aggregate capital outstanding under this facility of $100.0 million and $100.0 million, respectively. On June 20, 2023, the Company amended the A/R Securitization to extend the maturity date to June 19, 2026 and incurred a servicing liability fee of $11.3 million in connection with the amendment, which will be amortized through the maturity date of the program.

Note 21: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the sum of such amounts presented in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2024	2023
Cash and cash equivalents	$793.3	$767.7
Restricted cash recorded in Prepaid expenses and other current assets	21.3	33.5
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$814.6	$801.2
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for:
Interest	$263.9	$233.3	$181.4
Income taxes	69.1	88.5	215.4
Operating leases	114.6	117.4	125.1
Non-cash investing/financing activities:
Property and equipment additions through finance leases	18.6	33.7	34.1
Deferred and contingent payment obligation incurred through acquisitions	—	—	27.0
Increase (decrease) in beneficial interest in a securitization	91.4	(68.2)	251.4
Right of use assets acquired through operating leases	51.5	81.6	54.4

Note 22: Subsequent Events
The Company has evaluated subsequent events through February 20, 2025, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

Note 23: Parent Company Information

Cushman & Wakefield plc
Parent Company Information
Condensed Balance Sheets

	As of December 31,
(in millions, except share data)	2024	2023
Assets
Cash	$26.6	$22.3
Accounts receivables	257.0	226.6
Investment in subsidiaries	1,614.8	1,561.9
Total assets	$1,898.4	$1,810.8

Liabilities and Equity
Liabilities
Trade and other payables	$143.0	$132.8
Total liabilities	143.0	132.8

Equity
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 229,696,912 and 227,282,173 shares issued and outstanding at December 31, 2024 and 2023, respectively	23.0	22.7
Additional paid-in-capital	2,986.4	2,957.3
Accumulated deficit	(985.9)	(1,117.2)
Accumulated other comprehensive loss	(268.6)	(185.4)
Total equity attributable to the Company	1,754.9	1,677.4
Non-controlling interests	0.5	0.6
Total equity	1,755.4	1,678.0
Total liabilities and equity	$1,898.4	$1,810.8

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest and other income (expense)	$0.1	$(0.1)	$0.3
Income (loss) in earnings of subsidiaries	131.2	(35.3)	196.1
Income (loss) before taxes	131.3	(35.4)	196.4
Net income (loss) attributable to the Parent Company	131.3	(35.4)	196.4
Other comprehensive (loss) income of subsidiaries	(83.2)	5.6	2.0
Comprehensive income (loss) attributable to the Parent Company	$48.1	$(29.8)	$198.4

Cushman & Wakefield plc
Parent Company Information
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income (loss) attributable to the Parent Company	$131.3	$(35.4)	$196.4
Reconciliation of Net income (loss) attributable to the Parent Company to net cash provided by (used in) operating activities:
(Income) loss in earnings of subsidiaries	(131.2)	35.3	(196.1)
Net cash provided by (used in) operating activities	0.1	(0.1)	0.3
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Other financing activities, net	4.2	0.7	2.6
Net cash provided by financing activities	4.2	0.7	2.6

Change in cash and cash equivalents	4.3	0.6	2.9
Cash and cash equivalents, beginning of year	22.3	21.7	18.8
Cash and cash equivalents, end of year	$26.6	$22.3	$21.7

Supplemental disclosure of non-cash activities:
Stock-based compensation	$35.6	$54.1	$40.3
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
The accompanying condensed financial statements include the accounts of the Parent Company. The investment in subsidiaries are reported on an equity method basis. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. These parent-only financial statements should be read in conjunction with Cushman & Wakefield plc’s audited Consolidated Financial Statements included elsewhere herein.
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The total restricted net assets as of December 31, 2024 are $1.5 billion.
Dividends
The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financings agreements (Refer to Note 11: Long-Term Debt and Other Borrowings). During the fiscal years ended December 31, 2024, 2023 and 2022, the Parent Company’s consolidated subsidiaries did not pay any cash dividends to the Parent Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 of the Exchange Act require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2024 to accomplish their objectives with reasonable assurance.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance,” “Executive Officers,” “Security Ownership” and “Other Important Information for Shareholders” in Cushman & Wakefield’s Proxy Statement (the “Proxy Statement”) for the 2025 Annual General Meeting of Shareholders (the “Annual Meeting”), which we will file with the SEC on or before the date that is 120 days after our 2024 fiscal year end.
Insider Trading Policy
The Company maintains, and periodically reviews, an insider trading policy that governs the purchase, sale and/or disposition of its securities by officers, directors, employees, temporary employees, independent consultants and contractors of the Company who may have access to and/or possession of material non-public information. We have implemented processes that we believe are reasonably designed to promote compliance by the Company and by the covered persons with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
See Index to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
2. Financial Statement Schedules
See Schedule II - Valuation & Qualifying Accounts on page 94 of this Annual Report.
3. Exhibits
See Exhibit Index beginning on page 95 of this Annual Report.

Item 16. Form 10-K Summary
Not applicable.

Schedule II - Valuation & Qualifying Accounts

(in millions)	Allowance for Doubtful Accounts
Balance, December 31, 2021	$72.2
Charges to expense	23.1
Write-offs, payments and other	(7.1)
Balance, December 31, 2022	88.2
Charges to expense	9.1
Write-offs, payments and other	(12.1)
Balance, December 31, 2023	85.2
Charges to expense	18.7
Write-offs, payments and other	(15.2)
Balance, December 31, 2024	$88.7

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Contribution Agreement, dated October 19, 2021, by and between Cushman & Wakefield of California, Inc. and Greystone Select Incorporated	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2021
3.1	Articles of Association of Cushman & Wakefield plc, dated May 6, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2021
4.1	Form of Ordinary Shares Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 25, 2018
4.2	Registration Rights Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and certain shareholders	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.3	Joinder Agreement to Registration Rights Agreement, dated as of August 6, 2018, by and between Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K on February 28, 2020
4.5	Indenture, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.6	Pledge and Security Agreement, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.7	English Security Agreement, dated as of May 22, 2020, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.8	Indenture, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.9	Pledge and Security Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.10	English Security Agreement, dated as of August 24, 2023, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.11	Second Amended & Restated 2018 Omnibus Management Share and Cash Incentive Plan, effective May 16, 2024*	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 dated May 16, 2024
4.12	Second Amended & Restated 2018 Omnibus Non-Employee Director Share and Cash Incentive Plan, effective May 16, 2024*	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 dated May 16, 2024
10.1	Shareholders Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and the shareholders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.2	Purchase Agreement by and among Cushman & Wakefield plc and Vanke Service (Hong Kong) Co., Limited dates as of July 24, 2018	Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on July 30, 2018
10.3	Shareholder Agreement, dated as of August 6, 2018, by and among Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.4	Credit Agreement, dated as of August 21, 2018, by and among DTZ U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.5	Credit Agreement Amendment No. 1, dated as of December 20, 2019, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.6	Credit Agreement Amendment No. 2, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2020
10.7	Agreement for the Provision of Depositary Services and Custody Services, dated as of July 6, 2018, in respect of Cushman & Wakefield Limited Depositary Receipts among Computershare Trust Company, N.A., Cushman & Wakefield Limited, FTL Nominees 1 Limited, FTL Nominees 2 Limited and other Holders of Depositary Receipts	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.8	Form of Deed of Indemnity for Directors*	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.9	Form of Deed of Indemnity for Officers*	Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.10	Form of Non-executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.11	Form of 2021 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.12	DTZ Jersey Holdings Limited Management Equity Incentive Plan, amended and restated effective as of January 7, 2016*	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.13	Form of Trust Over Shares and Nominee Shareholder Agreement*	Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018

Exhibit Number	Description of Exhibit	Method of Filing
10.14	Amended and Restated Employment Agreement, dated as of August 27, 2020, by and among Cushman & Wakefield plc, Cushman & Wakefield Global Inc. and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020
10.15	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.16	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.17	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated October 5, 2015*	Incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.18	Form of Restricted Stock Unit Grant Agreement for grants in 2018, 2019 and 2020 between Brett White and DTZ Jersey Holdings Limited*	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.19	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated June 8, 2018*	Incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.20	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated November 19, 2018*	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.21	Cushman & Wakefield plc Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on October 15, 2019
10.22	Offer Letter, dated as of January 4, 2021, by and between Cushman & Wakefield Global, Inc. and Neil Johnston*	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.23	Offer letter, dated September 18, 2021, from Cushman & Wakefield plc to Michelle MacKay*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2021
10.24	Amended and Restated Limited Liability Company Agreement of Cushman Wakefield Greystone LLC, dated as of December 3, 2021	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2021
10.25	Side Letter, dated December 31, 2021, by and among Cushman & Wakefield Global, Inc., Cushman & Wakefield plc and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022
10.26	Form of 2022 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022
10.27	Cushman & Wakefield Global, Inc. Amended & Restated Executive Employee Severance Pay Plan & Summary Plan Description, effective February 24, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2022
10.28	Amendment No. 3 to the Credit Agreement, dated as of April 28, 2022, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other Lenders and Subsidiary Guarantors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2022
10.29	Amendment No. 4 to the Credit Agreement, dated as of January 31, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, the other lenders party thereto, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2023
10.30	Form of 2023 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023
10.31	Offer Letter, dated May 4, 2023, from Cushman & Wakefield plc to Michelle MacKay*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023
10.32	Offer Letter, dated May 4, 2023, from Cushman & Wakefield plc to Andrew McDonald*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2023
10.33	Amendment No. 5 to the Credit Agreement, effective as of June 28, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A. as administrative agent	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2023
10.34	Amendment No. 6 to the Credit Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
10.35	Offer Letter, dated December 19, 2023, from Cushman & Wakefield plc to Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2023
10.36	Amendment No. 7 to the Credit Agreement, dated as of April 9, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2024
10.37	Offer Letter, effective as of July 1, 2023, by and between Cushman & Wakefield Global, Inc. and Noelle Perkins*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.38	Form of 2024 Performance-Vested RSU Agreement – Selected Executive Officers*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.39	Form of 2024 Performance-Vested RSU Agreement – Senior Leaders*	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.40	Form of 2024 Time-Vested RSU Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.41	Form of Deed of Indemnity for Directors*	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024

Exhibit Number	Description of Exhibit	Method of Filing
10.42	Form of Non-Executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.43	Amendment No. 8 to the Credit Agreement, dated as of June 18, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2024
10.44	Form of Non-Employee Director RSU Agreement*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2024
10.45	Amendment No. 9 to the Credit Agreement, dated as of October 10, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2024
10.46
Amendment No. 10 to the Credit Agreement, dated as of January 22, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2025
19.1	Insider Trading Policy	Filed herewith
21.1	List of subsidiaries	Filed herewith
23.1	Consent of KPMG US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Clawback Policy, effective October 2, 2023	Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)
*Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSHMAN & WAKEFIELD plc

/s/ Michelle MacKay
Michelle MacKay
Chief Executive Officer
February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michelle MacKay	Director and Chief Executive Officer (Principal Executive Officer and Authorized Representative in the United States)	February 20, 2025
Michelle MacKay
/s/ Neil Johnston	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Neil Johnston
/s/ Laurida Sayed	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Laurida Sayed
/s/ Michelle Felman	Director	February 20, 2025
Michelle Felman
/s/ Jodie McLean	Director	February 20, 2025
Jodie McLean
/s/ Jennifer McPeek	Director	February 20, 2025
Jennifer McPeek
/s/ Angela Sun	Director	February 20, 2025
Angela Sun
/s/ Raj Vennam	Director	February 20, 2025
Raj Vennam
/s/ Brett White	Director and Non-Executive Chairman	February 20, 2025
Brett White
/s/ Billie Williamson	Director	February 20, 2025
Billie Williamson