Form 10-Q
period 2025-03-31
Cushman & Wakefield plc
filed 2025-04-29
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 23, 2025, 231,287,422 of the Registrant’s ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD PLC
QUARTERLY REPORT ON FORM 10-Q
March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$623.2	$793.3
Trade and other receivables, net of allowance of $89.0 and $88.7, as of March 31, 2025 and December 31, 2024, respectively	1,307.2	1,352.4
Income tax receivable	121.0	62.1
Short-term contract assets, net	303.8	301.4
Prepaid expenses and other current assets	249.6	181.2
Total current assets	2,604.8	2,690.4
Property and equipment, net	126.0	136.0
Goodwill	2,020.8	1,998.3
Intangible assets, net	682.4	690.1
Equity method investments	735.4	723.6
Deferred tax assets	65.1	93.1
Non-current operating lease assets	279.3	290.1
Other non-current assets	893.7	927.6
Total assets	$7,407.5	$7,549.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$108.5	$103.2
Accounts payable and accrued expenses	1,095.1	1,110.5
Accrued compensation	759.3	900.4
Income tax payable	31.4	19.8
Other current liabilities	208.9	196.0
Total current liabilities	2,203.2	2,329.9
Long-term debt, net	2,910.5	2,939.6
Deferred tax liabilities	16.5	12.6
Non-current operating lease liabilities	254.8	270.3
Other non-current liabilities	245.6	241.4
Total liabilities	5,630.6	5,793.8
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 231,281,053 and 229,696,912 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	23.1	23.0
Additional paid-in capital	2,992.2	2,986.4
Accumulated deficit	(984.0)	(985.9)
Accumulated other comprehensive loss	(254.9)	(268.6)
Total equity attributable to the Company	1,776.4	1,754.9
Non-controlling interests	0.5	0.5
Total equity	1,776.9	1,755.4
Total liabilities and shareholders’ equity	$7,407.5	$7,549.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenue	$2,284.6	$2,184.8
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	1,900.3	1,832.5
Operating, administrative and other	305.8	296.0
Depreciation and amortization	26.7	32.5
Restructuring, impairment and related charges	6.5	5.0
Total costs and expenses	2,239.3	2,166.0
Operating income	45.3	18.8
Interest expense, net of interest income	(52.3)	(58.7)
Earnings from equity method investments	11.1	11.7
Other income, net	0.9	1.7
Earnings (loss) before income taxes	5.0	(26.5)
Provision for income taxes	3.1	2.3
Net income (loss)	$1.9	$(28.8)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.01	$(0.13)
Weighted average shares outstanding for basic earnings (loss) per share	230.4	227.9
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.01	$(0.13)
Weighted average shares outstanding for diluted earnings (loss) per share	232.3	227.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$1.9	$(28.8)
Other comprehensive income (loss), net of tax:
Designated hedge (loss) gain	(9.4)	10.7
Defined benefit plan actuarial (loss) gain	(1.4)	0.9
Foreign currency translation	24.5	(32.9)
Total other comprehensive income (loss)	13.7	(21.3)
Total comprehensive income (loss)	$15.6	$(50.1)
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2025 and 2024
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4
Net income	—	—	—	1.9	—	—	—	—	1.9	—	1.9
Stock-based compensation	—	—	15.9	—	—	—	—	—	15.9	—	15.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.6	0.1	(10.1)	—	—	—	—	—	(10.0)	—	(10.0)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(4.0)	—	—	(4.0)	(4.0)	—	(4.0)
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(5.4)	—	—	(5.4)	(5.4)	—	(5.4)
Foreign currency translation	—	—	—	—	—	24.5	—	24.5	24.5	—	24.5
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.4)	(1.4)	(1.4)	—	(1.4)
Balance as of March 31, 2025	231.3	$23.1	$2,992.2	$(984.0)	$15.8	$(230.6)	$(40.1)	$(254.9)	$1,776.4	$0.5	$1,776.9

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0
Net loss	—	—	—	(28.8)	—	—	—	—	(28.8)	—	(28.8)
Stock-based compensation	—	—	6.6	—	—	—	—	—	6.6	—	6.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.7	0.2	(9.3)	—	—	—	—	—	(9.1)	—	(9.1)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	22.1	—	—	22.1	22.1	—	22.1
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(11.4)	—	—	(11.4)	(11.4)	—	(11.4)
Foreign currency translation	—	—	—	—	—	(32.9)	—	(32.9)	(32.9)	—	(32.9)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.9	0.9	0.9	—	0.9
Balance as of March 31, 2024	229.0	$22.9	$2,954.6	$(1,146.0)	$47.7	$(214.5)	$(39.9)	$(206.7)	$1,624.8	$0.6	$1,625.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$1.9	$(28.8)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	26.7	32.5
Impairment charges	6.5	1.1
Unrealized foreign exchange loss (gain)	0.2	(2.4)
Stock-based compensation	16.0	6.4
Lease amortization	21.7	22.0
Amortization of debt issuance costs	2.0	1.5
Earnings from equity method investments, net of distributions received	(11.1)	(7.7)
Change in deferred taxes	34.7	8.1
Provision for loss on receivables and other assets	2.8	2.4
Unrealized loss on equity securities, net	0.7	1.0
Other operating activities, net	(8.4)	(5.2)
Changes in assets and liabilities:
Trade and other receivables	90.0	138.0
Income taxes payable	(47.5)	(20.3)
Short-term contract assets and Prepaid expenses and other current assets	(74.4)	(32.0)
Other non-current assets	(39.1)	(45.8)
Accounts payable and accrued expenses	(28.0)	(55.0)
Accrued compensation	(148.9)	(137.0)
Other current and non-current liabilities	(7.8)	(3.9)
Net cash used in operating activities	(162.0)	(125.1)
Cash flows from investing activities
Payment for property and equipment	(4.6)	(10.5)
Acquisitions of businesses, net of cash acquired	(4.9)	—
Investments in equity securities	(7.1)	(0.4)
Return of beneficial interest in a securitization	(100.0)	(100.0)
Collection on beneficial interest in a securitization	130.0	100.0
Other investing activities, net	7.2	0.1
Net cash provided by (used in) investing activities	20.6	(10.8)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(10.2)	(9.1)
Payment of deferred and contingent consideration	(0.1)	(1.9)
Repayment of borrowings	(25.0)	(55.0)
Payment of finance lease liabilities	(6.4)	(6.9)
Other financing activities, net	0.4	—
Net cash used in financing activities	(41.3)	(72.9)

Change in cash, cash equivalents and restricted cash	(182.7)	(208.8)
Cash, cash equivalents and restricted cash, beginning of the period	814.6	801.2
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	8.3	(6.6)
Cash, cash equivalents and restricted cash, end of the period	$640.2	$585.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited condensed consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield plc (together with its subsidiaries, “Cushman & Wakefield,” the “Company,” “we,” “our” and “us”) for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K (our “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial statement presentation have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2024 Annual Report for further discussion of the Company’s significant accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
The following accounting pronouncements were recently adopted by the Company:
Business Combinations – Joint Ventures
In August 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is effective for all joint ventures with a formation date on or after January 1, 2025 and will be applied prospectively. The Company adopted the ASU effective January 1, 2025, with no impact to its financial position, results of operations or related disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to amend certain disclosure and presentation requirements. ASU 2023-09 requires entities to disclose disaggregated information within its effective tax rate reconciliation as well as additional information related to income taxes paid, such as the amount paid disaggregated by jurisdiction, among other disclosures. The guidance is effective for annual periods beginning after December 15, 2024. The amended disclosure and presentation requirements are to be applied on a prospective basis, but retrospective application is permitted. The Company will adopt the ASU prospectively and the required disclosures will be included in the Company’s Annual Report on Form 10-K that will be filed for the annual period ending December 31, 2025. The ASU will result in expanded disclosures related to income taxes but will have no impact on the Company’s financial position or results of operations.

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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. This ASU will require a footnote disclosure about specific expenses by requiring entities to disaggregate, in a tabular presentation, certain expense captions presented on the face of our statements of operations. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the disclosure requirements are to be applied retrospectively to any prior periods presented in the financial statements. The Company is currently evaluating the impact that the ASU will have on its financial statement disclosures and determining the timing of our adoption. This ASU will result in expanded disclosures related to expenses but will have no impact on the Company’s financial position or results of operations.

Note 3: Segment Data
The Company reports its operations through the following segments: (1) Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The Americas consists of operations located in the United States, Canada and other markets in North and South America. EMEA includes operations in the United Kingdom, France, the Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, India and other markets in the Asia Pacific region.
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”), the Chief Executive Officer, for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss on investments, net, impairment of investments, acquisition related costs, cost savings initiatives and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Three Months Ended March 31, 2025
	Americas	EMEA	APAC	Total
Revenue	$1,688.3	$205.0	$391.3	$2,284.6
Less:
Cost of gross contract reimbursables	$589.5	$32.4	$122.0	$743.9
Direct employment costs	712.4	92.7	99.0	904.1
Other direct costs	108.3	24.9	119.1	252.3
Indirect and overhead employment costs	116.4	29.1	28.3	173.8
Other indirect and overhead costs	93.2	25.0	13.8	132.0
Other segment items(1)	(10.8)	(1.1)	(5.8)	(17.7)
Adjusted EBITDA	$79.3	$2.0	$14.9	$96.2

	Three Months Ended March 31, 2024
	Americas	EMEA	APAC	Total
Revenue	$1,621.0	$222.4	$341.4	$2,184.8
Less:
Cost of gross contract reimbursables	$575.6	$28.5	$83.1	$687.2
Direct employment costs	671.3	94.9	97.3	863.5
Other direct costs	131.0	33.9	116.9	281.8
Indirect and overhead employment costs	108.5	30.6	27.4	166.5
Other indirect and overhead costs	89.1	25.4	15.0	129.5
Other segment items(1)	(18.9)	0.1	(3.0)	(21.8)
Adjusted EBITDA	$64.4	$9.0	$4.7	$78.1
(1) Other segment items in the tables above include, for each reportable segment, earnings from equity method investments, which is included in Adjusted EBITDA, as well as certain non-GAAP adjustments for unusual or non-recurring items used to calculate Adjusted EBITDA. See reconciliation of Net income (loss) to Adjusted EBITDA below.
Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1.9	$(28.8)
Adjustments:
Depreciation and amortization	26.7	32.5
Interest expense, net of interest income	52.3	58.7
Provision for income taxes	3.1	2.3
Unrealized loss on investments, net	0.7	1.0
Impairment of investments	6.5	—
Acquisition related costs	0.4	—
Cost savings initiatives	—	7.2
Other	4.6	5.2
Adjusted EBITDA	$96.2	$78.1

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the three months ended March 31, 2024, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS for the three months ended March 31, 2024. Approximately 3.3 million of potentially dilutive shares for the three months ended March 31, 2024 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic EPS
Net income (loss)	$1.9	$(28.8)
Weighted average shares outstanding for basic earnings (loss) per share	230.4	227.9
Basic earnings (loss) per share attributable to common shareholders	$0.01	$(0.13)
Diluted EPS
Net income (loss)	$1.9	$(28.8)
Weighted average shares outstanding for basic earnings (loss) per share	230.4	227.9
Dilutive effect of restricted stock units	1.9	—
Weighted average shares outstanding for diluted earnings (loss) per share	232.3	227.9
Diluted earnings (loss) per share attributable to common shareholders	$0.01	$(0.13)

Note 5: Revenue
Disaggregation of Revenue
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,186.7	$105.0	$311.9	$1,603.6
Leasing	At a point in time	346.3	39.4	32.7	418.4
Capital markets	At a point in time	115.9	18.0	24.0	157.9
Valuation and other	At a point in time or over time	39.4	42.6	22.7	104.7
Total revenue		$1,688.3	$205.0	$391.3	$2,284.6

		Three Months Ended March 31, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,167.8	$109.1	$273.8	$1,550.7
Leasing	At a point in time	305.5	53.7	28.5	387.7
Capital markets	At a point in time	111.6	15.6	14.9	142.1
Valuation and other	At a point in time or over time	36.1	44.0	24.2	104.3
Total revenue		$1,621.0	$222.4	$341.4	$2,184.8
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

The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	March 31, 2025	December 31, 2024
Short-term contract assets	$326.1	$325.7
Contract asset allowances	(22.3)	(24.3)
Short-term contract assets, net	303.8	301.4

Non-current contract assets	69.1	69.0
Contract asset allowances	(2.1)	(2.2)
Non-current contract assets, net included in Other non-current assets	67.0	66.8

Total contract assets, net	$370.8	$368.2

Contract liabilities included in Accounts payable and accrued expenses	$74.0	$68.0
The amount of revenue recognized during the three months ended March 31, 2025 that was included in the contract liabilities balance at the beginning of the period was $20.5 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2024	$1,469.2	$309.4	$219.7	$1,998.3
Acquisitions	—	8.8	—	8.8
Effect of movements in exchange rates	—	11.6	2.1	13.7
Balance as of March 31, 2025	$1,469.2	$329.8	$221.8	$2,020.8
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
For the three months ended March 31, 2025 and 2024, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2025
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,259.7	(1,123.3)	136.4
Total intangible assets		$1,805.7	$(1,123.3)	$682.4

		As of December 31, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	5 - 15	1,248.9	(1,104.8)	144.1
Other intangible assets	n/a	15.2	(15.2)	—
Total intangible assets		$1,810.1	$(1,120.0)	$690.1
Amortization expense was $9.9 million and $13.3 million for the three months ended March 31, 2025 and 2024, respectively.
No impairments of intangible assets were recorded during the three months ended March 31, 2025 and 2024.

Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $2.3 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively, which is included in Other income, net in the Condensed Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	March 31, 2025	December 31, 2024
Greystone JV	$591.6	$585.2
Onewo JV	131.6	126.8
Other investments	12.2	11.6
Total Equity method investments	$735.4	$723.6
The Company recognized earnings from equity method investments during the period as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Greystone JV	$6.3	$9.3
Onewo JV	4.1	1.0
Other investments	0.7	1.4
Total Earnings from equity method investments	$11.1	$11.7
The Company received no distributions from equity method investments during the three months ended March 31, 2025 and received distributions of $4.0 million during the three months ended March 31, 2024.

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
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2024.
Interest Rate Derivative Instruments
As of March 31, 2025, the Company’s interest rate hedging instruments consisted of twelve interest rate swap agreements designated as cash flow hedges. Of these hedges, there are three interest rate swaps with a notional amount of $1.2 billion expiring on August 21, 2025 and six interest rate swaps with a notional amount of $550.0 million expiring on May 31, 2028. In March 2025, the Company entered into three forward-starting interest rate swap agreements for a notional amount of $200.0 million, with an effective date of August 21, 2025, expiring on August 21, 2027.
The Company also elected to terminate a portion of one of its interest rate swap agreements for a notional amount of $200.0 million. The immaterial amount relating to this partially terminated derivative instrument recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original swap agreement, which was scheduled to expire on August 21, 2025.
In addition, the Company previously elected to terminate certain interest rate swap agreements in November 2022 and June 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements, which were scheduled to expire on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2025 and December 31, 2024, there were $11.2 million and $22.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $11.0 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized loss of $0.9 million and an unrealized loss of $0.3 million during the three months ended March 31, 2025. The Company recognized a realized loss of $5.3 million and an unrealized loss of $0.8 million during the three months ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company had 25 and 31 foreign currency exchange forward contracts outstanding covering a notional amount of $554.0 million and $559.5 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had not posted, and did not hold, any collateral related to these agreements.

The following table presents the fair value of derivatives as of March 31, 2025 and December 31, 2024 (in millions):

		March 31, 2025		December 31, 2024
	March 31, 2025	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,973.6	$4.2	$1.6	$11.3	$3.0
Non-designated:
Foreign currency forward contracts	$554.0	$1.0	$1.8	$1.3	$1.7
The fair value of interest rate swap assets is included within Other non-current assets. The fair value of interest rate swap liabilities is included within Other current liabilities and Other non-current liabilities based on the termination date of the respective agreements. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended March 31, 2025
Interest rate cash flow hedges	$(25.2)	$4.0	$5.4	$(15.8)

Three Months Ended March 31, 2024
Interest rate cash flow hedges	$(37.0)	$(22.1)	$11.4	$(47.7)
(1) Amount is net of related deferred tax benefit of $2.5 million and $2.5 million as of March 31, 2025 and 2024, respectively.
(2) Amount is net of related deferred tax benefit of $1.2 million and expense of $4.3 million for the three months ended March 31, 2025 and 2024, respectively.
(3) Amount is net of related deferred tax expense of $0.9 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025 and 2024, gains of $5.4 million and $11.4 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2025	December 31, 2024
Collateralized:
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $9.5 million and $9.5 million, respectively	$980.5	$980.5
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $16.9 million and $17.8 million, respectively	955.6	979.7
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $4.5 million and $4.9 million, respectively	645.5	645.1
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $5.6 million and $5.8 million, respectively	394.4	394.2
Finance lease liabilities	35.6	36.4
Total	3,011.6	3,035.9
Less: current portion of long-term debt	(101.1)	(96.3)
Total Long-term debt, net	$2,910.5	$2,939.6

2018 Credit Agreement
On August 21, 2018, the Company entered into an initial $3.5 billion credit agreement (as amended from time to time, the “2018 Credit Agreement”), comprised of an initial $2.7 billion senior secured term loan (the “Initial Term Loan”) and a revolving credit facility (the “Revolver”).
Term Loans
In 2023, the Company amended the 2018 Credit Agreement to extend the maturity date of $2.0 billion of the aggregate principal amount outstanding under the Initial Term Loan to January 31, 2030. In 2023, the Company also used proceeds from the offering of $400.0 million in senior secured notes (discussed below) to repay a portion of principal outstanding under the Initial Term Loan. As of December 31, 2023, the Company had $1.0 billion in aggregate principal outstanding due January 31, 2030, referred to as the “2030 Tranche-1,” $1.0 billion in aggregate principal outstanding due January 31, 2030, referred to as the “2030 Tranche-2,” and $192.9 million in aggregate principal outstanding due August 21, 2025, referred to as the “2025 Tranche” (collectively referred to as the “Term Loans”).
In 2024, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-1 and the 2030 Tranche-2, reducing the applicable interest rate. As a result of the reprices, the Company incurred additional debt transaction costs which were capitalized and will be amortized over the remaining term of the loan. In 2024, the Company also elected to prepay the full $192.9 million principal balance of the 2025 Tranche.
On January 22, 2025, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-1, reducing the applicable interest rate from 1-month Term Secured Overnight Financing Rate (“SOFR”) plus 3.00% to 1-month Term SOFR plus 2.75%. There were no other material changes to the terms and conditions of the 2018 Credit Agreement. As a result of the reprice, the Company incurred additional debt transaction costs of $1.5 million, of which $0.3 million were capitalized and will be amortized over the remaining term of the loan and $1.2 million were recognized directly in Interest expense, net of interest income.
In March 2025, the Company elected to prepay $25.0 million in principal outstanding under the 2030 Tranche-2.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. The 2018 Credit Agreement amendments entered into in the fourth quarter of 2024 and first quarter of 2025 deferred the mandatory principal payments for the 2030 Tranche-2 and 2030 Tranche-1 with such principal payments re-commencing in June 2025 and September 2025, respectively.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2025, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-2. As of March 31, 2025, the effective interest rates were 7.28% and 8.00% for the 2030 Tranche-1 and the 2030 Tranche-2, respectively.
Revolver
As of March 31, 2025, borrowing capacity under the Revolver was $1.1 billion. Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of March 31, 2025 and December 31, 2024.
Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of March 31, 2025.

Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 8.80% as of March 31, 2025.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of March 31, 2025 and December 31, 2024.

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
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, contingent liabilities recorded within Other current liabilities were $99.8 million and $81.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $61.1 million and $59.9 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of March 31, 2025 and December 31, 2024, E&O and other litigation claims were $57.9 million and $56.7 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $103.0 million and $84.6 million, respectively.
The Company had insurance recoverable balances for E&O claims as of March 31, 2025 and December 31, 2024 totaling $1.8 million and $0.8 million, respectively.
Payroll Tax Claims
In a non-U.S. jurisdiction, the Company is currently engaged in a dispute with a local tax authority about the application of tax rules related to certain payroll taxes with respect to two of our subsidiaries for tax years ended 2015 to 2021. The tax authority has claimed the Company owes unpaid employer payroll tax contributions of approximately $60.0 million, plus interest. In addition, we could receive claims for other alleged unpaid income taxes.
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amounts claimed. However, an immaterial liability was recorded during the year ended December 31, 2023, equal to the estimated probable loss for the years under review, and there have been no changes to this estimated liability.

The Company continues to assess this matter, and it is reasonably possible that in the near term we may recognize additional liabilities when such additional losses are probable and can be reasonably estimated. As of March 31, 2025, the estimated range of reasonably possible loss, in excess of amounts accrued, is up to $43.0 million, net of tax benefit.
401(k) Nondiscrimination Testing
In 2023, the Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The amount of the estimated corrective contribution is not material, and there were no material changes to the estimated contribution amount during the three months ended March 31, 2025.
U.S. Department of Justice Lawsuit
In January 2025, the U.S. Department of Justice (the “DOJ”) added the Company and one of its multifamily subsidiaries, along with other third parties, as defendants to a civil lawsuit that it and the Attorneys General of several states (collectively, the “Co-Plaintiffs”) have filed against RealPage, Inc. The lawsuit relates to the operation and use of RealPage’s revenue management software, which we were at times directed by our clients to use at some of the multifamily properties we manage. The lawsuit is civil in nature and the DOJ is not currently seeking monetary fines or penalties from the defendants. However, some of the Co-Plaintiffs could seek monetary relief under applicable state laws, which amounts, if awarded, are not currently expected to be material to the Company. We disagree with the lawsuit’s allegations and we do not believe that our use of the revenue management software violates U.S. federal or state antitrust laws. Importantly, the Company is not a landlord, does not own any properties, does not set strategy, pricing, or occupancy targets at any properties it manages, and does not independently determine whether or how revenue management software is used at such properties. Certain states have also filed similar, separate lawsuits but our position in relation to those cases is substantially similar to our position in the case with the DOJ. The Company does not expect that the outcome of these matters will have a material impact on its business, financial condition or results of operations.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 8 years and maximum potential future payments of approximately $111.0 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or non-performance under these guarantees to be remote.
Greystone JV Indemnity
On November 27, 2023, Greystone Servicing Company LLC (“GSC”), a wholly-owned subsidiary of the Greystone JV, entered into an indemnity agreement with Federal Home Loan Mortgage Corporation (“Freddie Mac”), which agreement is not in the normal course of GSC’s business, whereby Freddie Mac agreed to issue one or more loan commitment letters regarding the purchase of 42 first mortgage multifamily property loans brokered by a certain independent broker under temporary suspension by Freddie Mac (“Brokered Loans”). In exchange, GSC agreed to indemnify and hold Freddie Mac harmless from any claims or losses related to such Brokered Loans that result from any fraud, misinterpretation or omission. The Brokered Loans are currently performing and have not had any material impact on the Greystone JV at this time. The Company will continue to assess this matter and, although it considers the future indemnity obligations related to these Brokered Loans to be remote, it is possible that the matter could result in an additional, potentially material, liability for the Greystone JV in future periods. Any potential impact to the Greystone JV would only impact the Company’s Condensed Consolidated Financial Statements by our 40% interest in the Greystone JV.
Gain from Insurance Proceeds
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

On September 30, 2024, the Company and one of the defendant insurers entered into a settlement agreement, under which the insurer paid the Company $17.3 million in exchange for a release in the Litigation. During the fourth quarter of 2024, this amount was paid and the Company received an additional $1.9 million in payments from other defendant insurers for releases in the Litigation.
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

Note 11: Related Party Transactions
The Company recognized royalty fee income from equity method investments as disclosed in Note 7: Equity Method Investments.
In addition, as of March 31, 2025 and December 31, 2024, the Company had receivables from brokers and other employees of $57.5 million and $47.5 million, respectively, that are included in Prepaid expenses and other current assets, and $402.5 million and $364.5 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of March 31, 2025 and December 31, 2024, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 13: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $3.0 billion and $3.1 billion as of March 31, 2025 and December 31, 2024, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.0 billion and $3.0 billion as of March 31, 2025 and December 31, 2024, respectively, which excludes debt issuance costs. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in millions):

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	28.1	28.1	—	—
Interest rate swap agreements	4.2	—	4.2	—
Foreign currency forward contracts	1.0	—	1.0	—
Total	$34.4	$29.2	$5.2	$—
Liabilities
Deferred compensation plan liabilities	$22.1	$22.1	$—	$—
Interest rate swap agreements	1.6	—	1.6	—
Foreign currency forward contracts	1.8	—	1.8	—
Earn-out liabilities	16.7	—	—	16.7
Total	$42.2	$22.1	$3.4	$16.7

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.1	30.1	—	—
Interest rate swap agreements	11.3	—	11.3	—
Foreign currency forward contracts	1.3	—	1.3	—
Total	$43.7	$31.1	$12.6	$—
Liabilities
Deferred compensation plan liabilities	$26.4	$26.4	$—	$—
Interest rate swap agreements	3.0	—	3.0	—
Foreign currency forward contracts	1.7	—	1.7	—
Earn-out liabilities	13.6	—	—	13.6
Total	$44.7	$26.4	$4.7	$13.6
During the three months ended March 31, 2025, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2024.
Deferred Compensation Plans
The Company sponsors non-qualified deferred compensation plans. The plans allowed certain highly-compensated employees in the U.S. to defer a portion of their compensation, enabling the employees to defer tax on compensation until payment is made. All deferred compensation plans are currently frozen.
The Company has established rabbi trusts under which investments are held to fund payment of the liability of the frozen deferred compensation plans. The investments consist of company owned life insurance policies and mutual funds. The fair value of deferred compensation plan assets and liabilities is determined based on the value of the underlying investments. At each reporting date, the value of the life insurance policies is based on their cash surrender value and the value of the mutual funds is based on quoted prices in active markets.
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
Earn-out Liabilities
The Company has various contractual obligations associated with the acquisition of several real estate service companies in the United States and Europe, including contingent consideration comprised of earn-out payments to the sellers subject to achievement of certain performance criteria in accordance with the terms and conditions set forth in the respective purchase agreements. An increase to a probability of achievement would result in a higher fair value measurement of the earn-out liability.
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company had the potential to make a maximum of $19.1 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 5 years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2025	2024
Balance as of January 1,	$13.6	$25.6
Purchases/additions	3.1	—
Net change in fair value and other adjustments	—	0.5
Payments	—	(0.5)
Balance as of March 31,	$16.7	$25.6
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of March 31, 2025 and December 31, 2024, our investments in early stage proptech companies had a fair value of approximately $43.4 million and $45.5 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.

Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of March 31, 2025 and December 31, 2024, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $70.7 million and $73.9 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income, net in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, the Company recognized an unrealized loss of $0.7 million and $1.0 million on our real estate investments, respectively.

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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of March 31, 2025 and December 31, 2024, the DPP receivable of $250.3 million and $310.9 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2025 and 2024, receivables sold under the A/R Securitization were $676.6 million and $630.8 million, respectively, and cash collections from customers on receivables sold were $701.3 million and $590.4 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2025 and December 31, 2024, the outstanding principal on receivables sold under the A/R Securitization was $412.9 million and $437.6 million, respectively.
The A/R Securitization also provides funding from the Purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of March 31, 2025 and December 31, 2024, the Company had aggregate capital outstanding under this facility of $130.0 million and $100.0 million, respectively, and the unused portion of the facility limit, net of letters of credit, was $36.6 million and $100.0 million, respectively. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs.

Note 14: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$623.2	$793.3
Restricted cash recorded in Prepaid expenses and other current assets	17.0	21.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$640.2	$814.6
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid for:
Interest	$54.5	$61.6
Income taxes	16.1	12.5
Operating leases	28.2	28.1
Non-cash investing/financing activities:
Property and equipment additions through finance leases	2.6	4.7
Deferred and contingent payment obligations incurred through acquisitions	5.2	—
(Decrease) increase in beneficial interest in a securitization	(30.6)	41.2
Right of use assets obtained through operating leases	9.9	7.8
Note 15: Subsequent Events
The Company has evaluated subsequent events through April 29, 2025, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”).
As discussed in “Cautionary Note Regarding Forward-Looking Statements” below, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our 2024 Annual Report and Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our 2024 Annual Report in Part I, Item 1A.
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “strives,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “goal,” “projects,” “forecasts,” “shall,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our 2024 Annual Report in Part I, Item 1A. We believe that these factors include, but are not limited to:
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
•our vulnerability to potential breaches in security or other threats related to our information systems;
•our ability to comply with cybersecurity and data privacy regulations and other confidentiality obligations;
•the extent to which infrastructure disruptions may affect our ability to provide our services;
•our ability to compete globally, regionally and locally;
•the failure of our acquisitions and investments to perform as expected or the lack of future acquisition opportunities;
•the potential impairment of our goodwill and other intangible assets;
•our ability to comply with laws and regulations and any changes thereto;
•changes in tax laws or tax rates and our ability to make correct determinations in complex tax regimes;
•the failure of third parties performing on our behalf to comply with contract, regulatory or legal requirements;

•risks associated with climate change, environmental reporting obligations and other environmental conditions;
•risks associated with sociopolitical polarization;
•social, geopolitical and economic risks associated with our international operations;
•foreign currency volatility;
•the seasonality of significant portions of our revenue and cash flow;
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
•the risk that the Proposed Redomicile (as defined below) may not be completed or, if completed, may not result in the anticipated benefits to the Company and its shareholders; and
•the other risk factors set forth elsewhere in this Quarterly Report and under Item 1A of Part I of our 2024 Annual Report.
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

Recent Developments and Outlook
First Quarter Results
•Revenue of $2.3 billion for the first quarter of 2025 increased 5% from the first quarter of 2024.
◦Leasing revenue increased 8% driven primarily by office and industrial leasing in the Americas.
◦Capital markets revenue increased 11%, with strong performance across all segments.
◦Services revenue decreased 1%. Excluding the impact of the sale of a non-core Services business in August 2024, Services revenue increased 3%.
◦Valuation and other revenue increased 1%.
•Net income of $1.9 million for the first quarter of 2025 increased $30.7 million compared to net loss of $28.8 million for the first quarter of 2024. Diluted earnings per share was $0.01 for the first quarter of 2025 compared to diluted loss per share of $0.13 for the first quarter of 2024.
◦Adjusted EBITDA of $96.2 million increased 23% from the first quarter of 2024.
•In March 2025, we elected to prepay $25.0 million in principal outstanding under the 2030 Tranche-2.
•Liquidity as of March 31, 2025 was $1.7 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.6 billion.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. There continues to be significant macroeconomic uncertainty in many markets around the world, including as a result of international trade policy and new or elevated tariffs, which may negatively impact demand for our services. Any future uncertainty, weakness or volatility in the capital and credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could adversely affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines.
Proposed Redomiciliation to Bermuda
We are currently seeking to redomicile our parent company and incorporate under the laws of Bermuda in a restructuring effected through a U.K. scheme of arrangement (referred to herein as the “Proposed Redomicile”). Completion of the Proposed Redomicile is subject to satisfaction of multiple conditions, including various shareholder approvals and approval from an applicable court under the laws of England and Wales.
See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company’s 2024 Annual Report. There have been no material changes to these policies or estimates as of March 31, 2025.
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

Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and the global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, interest rates and inflation, demand for commercial real estate, the impact of tax and regulatory policies, the cost and availability of credit, trade policies and tariffs, changes in employment rates and the geopolitical environment. Similarly, economic conditions in certain countries such as the United States or China can have significant influence on the commercial real estate sector across an entire region, impacting supply chains, cross-border investments and development activity in key markets.
Our diversified operating model helps to partially mitigate the negative effect of difficult market conditions on our margins as a substantial portion of our costs are variable compensation expenses, specifically commissions and bonuses paid to our professionals in our Leasing and Capital markets service lines, and the majority of revenue in our Services business is generated from long-term contracts. Nevertheless, ongoing adverse economic trends could pose significant risks to our operating performance and financial condition.
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
Additionally, outside of the U.S., we generate earnings in other currencies and are subject to fluctuations relative to the U.S. dollar (“USD”). These currency fluctuations, most notably the Australian dollar, Singapore dollar, euro and British pound sterling, have positively and adversely affected our operating results measured in USD in the past and are likely to do so in the future. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency.
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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized loss on investments, net, impairment of investments, acquisition related costs, cost savings initiatives and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses, as well as other expenses such as depreciation and amortization, impairment of investments, acquisition related costs, cost savings initiatives and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables. We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
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
Impairment of investments reflects certain one-time impairment charges related to investments or other assets.
Acquisition related costs includes certain direct costs incurred in connection with acquiring businesses.
Cost savings initiatives in 2024 primarily reflects severance and other one-time employment-related separation costs related to actions to reduce headcount across select roles to help optimize our workforce given the challenging macroeconomic conditions and operating environment, as well as property lease rationalizations. These actions continued through September 30, 2024.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$866.6	$871.2	(1)%	1%
Leasing	412.5	381.7	8%	9%
Capital markets	157.4	141.6	11%	11%
Valuation and other	104.2	103.1	1%	3%
Total service line fee revenue(1)	1,540.7	1,497.6	3%	4%
Gross contract reimbursables(2)	743.9	687.2	8%	9%
Total revenue	$2,284.6	$2,184.8	5%	6%

Costs and expenses:
Cost of services provided to clients	$1,156.4	$1,145.3	1%	2%
Cost of gross contract reimbursables	743.9	687.2	8%	9%
Total costs of services	1,900.3	1,832.5	4%	5%
Operating, administrative and other	305.8	296.0	3%	5%
Depreciation and amortization	26.7	32.5	(18)%	(17)%
Restructuring, impairment and related charges	6.5	5.0	30%	31%
Total costs and expenses	2,239.3	2,166.0	3%	4%
Operating income	45.3	18.8	n.m.	n.m.
Interest expense, net of interest income	(52.3)	(58.7)	(11)%	(11)%
Earnings from equity method investments	11.1	11.7	(5)%	(5)%
Other income, net	0.9	1.7	(47)%	(47)%
Earnings (loss) before income taxes	5.0	(26.5)	n.m.	n.m.
Provision for income taxes	3.1	2.3	35%	56%
Net income (loss)	$1.9	$(28.8)	n.m.	n.m.
Net income (loss) margin	0.1%	(1.3)%

Adjusted EBITDA	$96.2	$78.1	23%	24%
Adjusted EBITDA margin(3)	6.2%	5.2%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1.9	$(28.8)
Adjustments:
Depreciation and amortization	26.7	32.5
Interest expense, net of interest income	52.3	58.7
Provision for income taxes	3.1	2.3
Unrealized loss on investments, net	0.7	1.0
Impairment of investments	6.5	—
Acquisition related costs	0.4	—
Cost savings initiatives	—	7.2
Other(1)	4.6	5.2
Adjusted EBITDA	$96.2	$78.1
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives and non-cash amortization of the A/R Securitization servicing liability. For the three months ended March 31, 2025, Other also reflects one-time consulting costs associated with the Proposed Redomicile, as well as a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024. The long-term incentive awards granted to these four executive officers consisted entirely of performance-based awards in 2024 and they provided for a higher maximum payout than typical awards. This award design structure was unique to 2024 and was not utilized in 2025. We therefore excluded a portion of the non-cash stock-based compensation expense associated with those awards from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods, due to the unique nature of the 2024 awards and because we do not consider it to be a normal, recurring operating expense. For the three months ended March 31, 2024, Other also reflects non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.

Reconciliation of Total costs and expenses to Segment operating expenses and Fee-based operating expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Total costs and expenses	$2,239.3	$2,166.0
Depreciation and amortization	(26.7)	(32.5)
Impairment of investments	(6.5)	—
Acquisition related costs	(0.4)	—
Cost savings initiatives	—	(7.2)
Other, including foreign currency movements(1)	(4.9)	(5.4)
Segment operating expenses	2,200.8	2,120.9
Cost of gross contract reimbursables	(743.9)	(687.2)
Fee-based operating expenses	$1,456.9	$1,433.7
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives, non-cash amortization of the A/R Securitization servicing liability and the effects of movements in foreign currency. For the three months ended March 31, 2025, Other also reflects one-time consulting costs associated with the Proposed Redomicile, as well as a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024 (as further discussed above). For the three months ended March 31, 2024, Other also reflects non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Revenue
Revenue of $2.3 billion increased $99.8 million or 5% compared to the three months ended March 31, 2024, primarily driven by Leasing revenue growth in the Americas, which grew 14% due to strong tenant representation revenue in the office and industrial sectors, including a relatively higher number of large deals. Capital markets revenue increased 11% due to broad strength across all segments, led by APAC, as rate stability, improved debt market liquidity and built-up demand positively impacted investment sales activity in the first quarter of 2025. Services revenue decreased 1% compared to the three months ended March 31, 2024, primarily driven by the sale of a non-core Services business in August 2024, which reduced facilities management and Gross contract reimbursables revenue by $26.2 million and $18.4 million, respectively. Excluding the impact of this sale, Services and Gross contract reimbursables revenue increased 3% and 11%, respectively, and total revenue increased 7%. Services revenue also benefited as a result of higher facilities services revenue, partially offset by lower project management revenue principally in EMEA. In addition, Valuation and other revenue increased 1%.
Costs of services
Costs of services of $1.9 billion increased $67.8 million or 4% compared to the three months ended March 31, 2024, principally driven by an increase in employment costs of approximately $60.0 million, including higher commissions as a result of higher brokerage revenue, as well as an increase in third-party consumables and sub-contractor costs of approximately $11.0 million. Cost of services provided to clients increased 1% and Cost of gross contract reimbursables increased 8%.
Operating, administrative and other
Operating, administrative and other expenses of $305.8 million increased $9.8 million or 3% compared to the three months ended March 31, 2024, primarily driven by an $8.0 million increase in stock-based compensation expense attributable to improved vesting expectations for certain previously granted performance-based equity awards.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $6.5 million increased $1.5 million compared to the three months ended March 31, 2024, due to an impairment loss on real estate investments of $6.5 million recognized in the first quarter of 2025, partially offset by a decrease in severance and employment-related costs of approximately $5.0 million associated with previous cost savings initiatives.
Interest expense, net of interest income
Interest expense of $52.3 million decreased $6.4 million or 11% compared to the three months ended March 31, 2024, primarily driven by lower outstanding principal balances on our Term Loans following optional principal prepayments made in 2024 and 2025, as well as lower interest rates on our Term Loans compared to the prior year period as a result of our repricings in 2024 and 2025.
Provision for income taxes
Provision for income taxes for the first quarter of 2025 was $3.1 million on earnings before income taxes of $5.0 million. For the first quarter of 2024, the provision for income taxes was $2.3 million on a loss before income taxes of $26.5 million. The increase in income tax expense compared to the three months ended March 31, 2024 was primarily driven by the improvement from loss before income taxes to earnings before income taxes, predominately in the U.S. which improved by approximately $51.0 million from the first quarter of 2024, as well as changes in the jurisdictional mix of those earnings.
Net income (loss) and Adjusted EBITDA
Net income was $1.9 million for the three months ended March 31, 2025 compared to a net loss of $28.8 million for the three months ended March 31, 2024. Net income margin was 0.1% compared to net loss margin of 1.3% for the three months ended March 31, 2024. The $30.7 million improvement in net income was principally driven by growth in our Leasing and Capital markets service lines, the impact of our cost savings initiatives, lower interest expense and lower depreciation and amortization expense. These favorable trends were partially offset by higher stock-based compensation expense and cost inflation.
Adjusted EBITDA of $96.2 million increased $18.1 million or 23% compared to the three months ended March 31, 2024, driven by the same factors impacting Net income above, with the exception of interest expense and depreciation and amortization expense. Adjusted EBITDA margin, measured against service line fee revenue, of 6.2% increased 103 basis points from the first quarter of 2024.

Segment Results
We report our operations through the following segments: (1) Americas, (2) EMEA and (3) APAC. The Americas consists of operations located in the United States, Canada and other markets in North and South America. EMEA includes operations in the United Kingdom, France, the Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, India and other markets in the Asia Pacific region.
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized loss on investments, net, impairment of investments, acquisition related costs, cost savings initiatives and other non-recurring items.

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$603.2	$599.4	1%	1%
Leasing	341.1	299.5	14%	14%
Capital markets	115.4	111.1	4%	4%
Valuation and other	39.1	35.4	10%	12%
Total service line fee revenue(1)	1,098.8	1,045.4	5%	6%
Gross contract reimbursables(2)	589.5	575.6	2%	3%
Total revenue	$1,688.3	$1,621.0	4%	5%

Costs and expenses:
Americas Fee-based operating expenses	$1,024.9	$993.1	3%	4%
Cost of gross contract reimbursables	589.5	575.6	2%	3%
Segment operating expenses	$1,614.4	$1,568.7	3%	3%

Net income (loss)	$6.6	$(16.8)	n.m.	n.m.

Adjusted EBITDA	$79.3	$64.4	23%	24%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Americas revenue in the first quarter of 2025 was $1.7 billion, an increase of $67.3 million or 4% from the first quarter of 2024. This increase was principally driven by higher Leasing revenue which was up 14%, primarily due to higher tenant representation revenue in the office and industrial sectors, as a result of more favorable market conditions than the first quarter of 2024, as well as a relatively higher number of large deals. Capital markets and Valuation and other revenue increased 4% and 10%, respectively, as rate stability and built-up demand continued to positively impact transaction volumes in the first quarter of 2025. Excluding the impact of the sale of a non-core Services business August 2024, which reduced facilities management and Gross contract reimbursables revenue by $26.2 million and $18.4 million, respectively, Services and Gross contract reimbursables revenue increased 5% and 6%, respectively, compared to the first quarter of 2024, primarily driven by higher facilities services revenue of approximately $18.0 million.
Fee-based operating expenses of $1.0 billion increased 3% principally due to higher commissions of approximately $27.0 million associated with revenue increases in our Leasing service line and cost inflation.
Adjusted EBITDA of $79.3 million increased $14.9 million or 23% compared to the first quarter of 2024, primarily driven by growth in all of our Americas service lines, partially offset by higher employment costs, cost inflation and lower earnings recognized from our equity method investment Cushman Wakefield Greystone LLC (the “Greystone JV”) due to lower deal volumes and a decrease in the servicing portfolio fair value.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$72.7	$81.0	(10)%	(8)%
Leasing	39.4	53.7	(27)%	(26)%
Capital markets	18.0	15.6	15%	17%
Valuation and other	42.5	43.6	(3)%	(1)%
Total service line fee revenue(1)	172.6	193.9	(11)%	(9)%
Gross contract reimbursables(2)	32.4	28.5	14%	16%
Total revenue	$205.0	$222.4	(8)%	(6)%

Costs and expenses:
EMEA Fee-based operating expenses	$173.4	$185.6	(7)%	(5)%
Cost of gross contract reimbursables	32.4	28.5	14%	16%
Segment operating expenses	$205.8	$214.1	(4)%	(2)%

Net loss	$(15.3)	$(10.5)	46%	71%

Adjusted EBITDA	$2.0	$9.0	(78)%	(85)%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended March 31, 2025 compared to the three months ended March 31, 2024
EMEA revenue in the first quarter of 2025 was $205.0 million, a decrease of $17.4 million or 8% from the first quarter of 2024. Excluding the unfavorable impact of foreign currency of $4.4 million, EMEA revenue decreased 6% on a local currency basis. The decrease was principally driven by lower Leasing revenue, which declined 26%, on a local currency basis, due to lower volumes across most markets and the timing of certain large Leasing contracts in the first quarter of 2024. Services revenue also declined 8%, on a local currency basis, due to declines in project management of approximately $8.0 million as the Company has made proactive efforts to exit certain low margin contracts as we focus on sustainable growth. In addition, Valuation and other revenue decreased 1%, on a local currency basis. Partially offsetting these trends was growth in Capital markets revenue, which was up 17%, on a local currency basis, as rate stability and built-up demand continued to positively impact transaction volumes in the first quarter of 2025, with particular strength in the U.K. and the Netherlands. Gross contract reimbursables also increased 16%, on a local currency basis, due to changes in mix of reimbursable contracts.
Fee-based operating expenses of $173.4 million decreased 5%, on a local currency basis, principally due to lower third-party consumables and sub-contractor costs of approximately $8.0 million associated with revenue decreases in Services, as well as lower commissions of approximately $2.0 million due to declines in our Leasing revenue.
Adjusted EBITDA of $2.0 million decreased $7.0 million or 78% compared to the first quarter of 2024, primarily driven by declines in our EMEA Services and Leasing service lines and cost inflation. These trends were partially offset by the impact of our cost savings initiatives.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$190.7	$190.8	0%	3%
Leasing	32.0	28.5	12%	16%
Capital markets	24.0	14.9	61%	59%
Valuation and other	22.6	24.1	(6)%	(5)%
Total service line fee revenue(1)	269.3	258.3	4%	7%
Gross contract reimbursables(2)	122.0	83.1	47%	53%
Total revenue	$391.3	$341.4	15%	18%

Costs and expenses:
APAC Fee-based operating expenses	$258.6	$255.0	1%	4%
Cost of gross contract reimbursables	122.0	83.1	47%	53%
Segment operating expenses	$380.6	$338.1	13%	16%

Net income (loss)	$10.6	$(1.5)	n.m.	n.m.

Adjusted EBITDA	$14.9	$4.7	n.m.	n.m.
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended March 31, 2025 compared to the three months ended March 31, 2024
APAC revenue in the first quarter of 2025 was $391.3 million, an increase of $49.9 million or 15% from the first quarter of 2024. Excluding the unfavorable impact of foreign currency of $8.7 million, APAC revenue increased 18% on a local currency basis. The increase was principally driven by higher Leasing and Capital markets revenue, which increased 16% and 59%, respectively, on a local currency basis. Leasing revenue growth was driven by strength in Australia and China. Capital markets revenue growth was primarily driven by several large deals in Japan. Services revenue increased 3%, on a local currency basis, due to increases in project management and facilities management of approximately $2.0 million and $1.0 million, respectively, and Gross contract reimbursables revenue increased 53%, on a local currency basis, primarily due to one significant facilities management contract for which we started providing services across APAC in July 2024. Partially offsetting these trends was a decline in Valuation and other revenue of 5%, on a local currency basis.
Fee-based operating expenses of $258.6 million increased 4%, on a local currency basis, principally due to higher commissions of approximately $4.0 million associated with higher brokerage revenue.
Adjusted EBITDA of $14.9 million increased $10.2 million compared to the first quarter of 2024, primarily driven by growth in our APAC Leasing and Capital markets service lines, higher earnings recognized from our equity method investment CWVS Holding Limited (the “Onewo JV”) due to higher deal volumes and the impact of our cost savings initiatives, partially offset by cost inflation.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves, debt capacity under our Revolver and funding from our A/R Securitization. Our primary uses of liquidity are operating expenses, acquisitions, strategic growth investments and debt payments.
While macroeconomic challenges and uncertainty continue to be present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with operating cash flow and cash on hand and, as necessary, borrowings under our Revolver or funding from our A/R Securitization. Over the last several years we have been focused on managing the balance sheet and improving operating cash flows through working capital efficiencies. We also continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or to obtain additional financing to fund investments, operations and obligations to further strengthen our financial position.
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
We actively manage our indebtedness through additional refinancings and repricings and since January 1, 2024, we have continued to reduce our leverage. During the first quarter of 2025, the Company repriced the 2030 Tranche-1 to reduce the applicable interest rate and elected to prepay $25.0 million in principal outstanding under the 2030 Tranche-2. As of March 31, 2025, there are no funded long-term debt arrangements maturing prior to 2028.
As of March 31, 2025, the Company had $1.7 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and availability on our undrawn Revolver of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the three months ended March 31, 2025 were $4.6 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of March 31, 2025, the Company had aggregate capital outstanding under this facility of $130.0 million and the unused portion of the facility limit, net of letters of credit, was $36.6 million. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 13: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Three Months Ended March 31,
Cash Flow Summary	2025	2024
Net cash used in operating activities	$(162.0)	$(125.1)
Net cash provided by (used in) investing activities	20.6	(10.8)
Net cash used in financing activities	(41.3)	(72.9)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	8.3	(6.6)
Total change in cash, cash equivalents and restricted cash	$(174.4)	$(215.4)
Operating Activities
We used $162.0 million of cash from operating activities during the three months ended March 31, 2025, an increase of $36.9 million compared to the three months ended March 31, 2024, primarily driven by higher net working capital used for operations, offset by an improvement from net loss to net income of $30.7 million and higher non-cash charges of $32.1 million from the prior year period. For the three months ended March 31, 2025, we used net working capital for operations of $255.7 million, an increase of $99.7 million compared to the three months ended March 31, 2024. The increase in our use of net working capital was principally driven by higher cash payments for prepaid expenses and bonuses compared to the prior period of approximately $23.0 million and $31.0 million, respectively, and approximately $61.0 million lower collections of trade receivables and contract assets. These trends in working capital were offset by higher accounts payable of approximately $27.0 million.
Investing Activities
We generated $20.6 million of cash from investing activities during the three months ended March 31, 2025, an improvement of $31.4 million compared to the three months ended March 31, 2024, primarily driven by an increase in the net capital funding from the facility limit secured by our A/R Securitization of $30.0 million and lower capital expenditures. These trends were partially offset by a $4.9 million increase in cash paid for the acquisition of a business in the first quarter of 2025, reflecting our continued focus on growth investments.
Financing Activities
We used $41.3 million of cash in financing activities during the three months ended March 31, 2025, a decrease of $31.6 million from the three months ended March 31, 2024, primarily driven by a $30.0 million decrease in principal repayments under our 2018 Credit Agreement.

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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2025, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-2. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.

We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
We continually assess interest rate sensitivity to estimate the potential impact of changes in short-term interest rates on our variable rate borrowings, after giving consideration to our interest rate swap agreements. If variable interest rates increased 100 basis points as of March 31, 2025, our annualized results would reflect incremental interest expense of approximately $2.0 million.
Foreign Exchange Risk
During the three months ended March 31, 2025 and March 31, 2024, approximately 30% and 29% of our revenue was transacted in currencies other than USD, respectively. The following presents our revenue derived from our most significant currencies (in millions):

	Three Months Ended March 31,
	2025		2024
United States dollar	$1,608.0	70%	$1,545.0	71%
Singapore dollar	104.7	5%	103.1	5%
Euro	99.6	4%	117.6	5%
Australian dollar	94.3	4%	97.8	4%
Other(1)	378.0	17%	321.3	15%
Total revenue	$2,284.6	100%	$2,184.8	100%
(1) All other foreign currencies individually represent less than 4% of total revenue for the periods presented.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. As a result, the strengthening or weakening of the U.S. dollar will positively or negatively impact our reported results. Holding all other variables constant, the Company assessed the risk of a hypothetical 10% increase in the value of the USD against the Singapore dollar, euro, and Australian dollar during the three months ended March 31, 2025, which would have resulted in a decrease in revenue of approximately $9.5 million, $9.1 million and $8.6 million, respectively. These hypothetical calculations estimate the impact of translating results into USD and do not include an estimate of the impact that a 10% change in the USD against other currencies would have had on our foreign operations.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2025 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Other than the additional risk factor below, there have been no material changes to our risk factors as previously disclosed in our 2024 Annual Report.
There is no guarantee the Proposed Redomicile will be completed or, if completed, will result in the anticipated benefits to the Company and its shareholders.
Completion of the Proposed Redomicile is subject to satisfaction of multiple conditions, including various shareholder approvals and approval of an applicable court under the laws of England and Wales. It is not certain that these conditions will be satisfied, and our Board of Directors reserves the right to elect to abandon the Proposed Redomicile at any time. If the Proposed Redomicile is not completed for any reason, we may experience negative reactions from the financial markets, which in turn could have a negative impact on our share price. Further, a delay in completing the Proposed Redomicile could divert management attention or cause the Company to lose some or all of the anticipated benefits of the Proposed Redomicile. Further, even if the Proposed Redomicile is successfully approved and completed, there can be no assurance that we will achieve all of the anticipated benefits, or any of them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Disclosure Channels to Disseminate Information
Cushman & Wakefield investors and others should note that we announce material information to the public about the Company through a variety of means, including the Company’s website, press releases and SEC filings, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public, as such information could be deemed to include material information about the Company.
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Form of 2025 Performance-Vested RSU Agreement*	Filed herewith
10.2	Offer Letter, dated August 3, 2023, from Cushman & Wakefield plc to Nathaniel Robinson*	Filed herewith
10.3	Compensation Update Letter, dated March 12, 2025, from Cushman & Wakefield plc to Michelle MacKay*	Filed herewith
10.4	Compensation Update Letter, dated March 12, 2025, from Cushman & Wakefield plc to Noelle Perkins*	Filed herewith
10.5	Amendment No. 10 to the Credit Agreement, dated as of January 22, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2025
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD PLC

Date: April 29, 2025
/s/ Laurida Sayed
Laurida Sayed
Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)