Form 10-Q
period 2025-06-30
Cushman & Wakefield plc
filed 2025-08-05
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 30, 2025, 231,527,014 of the Registrant’s ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD PLC
QUARTERLY REPORT ON FORM 10-Q
June 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$618.2	$793.3
Trade and other receivables, net of allowance of $89.8 and $88.7, as of June 30, 2025 and December 31, 2024, respectively	1,394.7	1,352.4
Income tax receivable	83.6	62.1
Short-term contract assets, net	310.7	301.4
Prepaid expenses and other current assets	229.9	181.2
Total current assets	2,637.1	2,690.4
Property and equipment, net	123.8	136.0
Goodwill	2,059.7	1,998.3
Intangible assets, net	674.5	690.1
Equity method investments	731.9	723.6
Deferred tax assets	135.9	93.1
Non-current operating lease assets	276.3	290.1
Other non-current assets	916.2	927.6
Total assets	$7,555.4	$7,549.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$174.8	$103.2
Accounts payable and accrued expenses	1,147.2	1,110.5
Accrued compensation	744.6	900.4
Income tax payable	63.9	19.8
Other current liabilities	195.0	196.0
Total current liabilities	2,325.5	2,329.9
Long-term debt, net	2,820.4	2,939.6
Deferred tax liabilities	18.1	12.6
Non-current operating lease liabilities	246.6	270.3
Other non-current liabilities	240.7	241.4
Total liabilities	5,651.3	5,793.8
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 231,472,077 and 229,696,912 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	23.1	23.0
Additional paid-in capital	3,006.2	2,986.4
Accumulated deficit	(926.7)	(985.9)
Accumulated other comprehensive loss	(199.1)	(268.6)
Total equity attributable to the Company	1,903.5	1,754.9
Non-controlling interests	0.6	0.5
Total equity	1,904.1	1,755.4
Total liabilities and shareholders’ equity	$7,555.4	$7,549.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$2,483.9	$2,288.0	$4,768.5	$4,472.8
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	2,016.6	1,874.8	3,916.9	3,707.3
Operating, administrative and other	318.3	294.2	624.1	590.2
Depreciation and amortization	26.2	31.2	52.9	63.7
Restructuring, impairment and related charges	—	17.4	6.5	22.4
Total costs and expenses	2,361.1	2,217.6	4,600.4	4,383.6
Operating income	122.8	70.4	168.1	89.2
Interest expense, net of interest income	(53.2)	(60.8)	(105.5)	(119.5)
Earnings from equity method investments	0.2	4.3	11.3	16.0
Other income, net	6.4	3.3	7.3	5.0
Earnings (loss) before income taxes	76.2	17.2	81.2	(9.3)
Provision for income taxes	18.9	3.7	22.0	6.0
Net income (loss)	$57.3	$13.5	$59.2	$(15.3)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.25	$0.06	$0.26	$(0.07)
Weighted average shares outstanding for basic earnings (loss) per share	231.4	229.0	230.9	228.5
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.25	$0.06	$0.25	$(0.07)
Weighted average shares outstanding for diluted earnings (loss) per share	232.4	231.5	232.4	228.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$57.3	$13.5	$59.2	$(15.3)
Other comprehensive income (loss), net of tax:
Designated hedge (loss) gain	(7.2)	(2.4)	(16.6)	8.3
Defined benefit plan actuarial (loss) gain	(1.7)	(0.1)	(3.1)	0.8
Foreign currency translation	64.7	(1.7)	89.2	(34.6)
Total other comprehensive income (loss)	55.8	(4.2)	69.5	(25.5)
Total comprehensive income (loss)	$113.1	$9.3	$128.7	$(40.8)
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2025 and 2024
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2025	231.3	$23.1	$2,992.2	$(984.0)	$15.8	$(230.6)	$(40.1)	$(254.9)	$1,776.4	$0.5	$1,776.9
Net income	—	—	—	57.3	—	—	—	—	57.3	—	57.3
Stock-based compensation	—	—	14.0	—	—	—	—	—	14.0	—	14.0
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	—	—	—	—	—	—	—	—	—
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1.6)	—	—	(1.6)	(1.6)	—	(1.6)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(5.6)	—	—	(5.6)	(5.6)	—	(5.6)
Foreign currency translation	—	—	—	—	—	64.7	—	64.7	64.7	—	64.7
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.7)	(1.7)	(1.7)	—	(1.7)
Other activity	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2025	231.5	$23.1	$3,006.2	$(926.7)	$8.6	$(165.9)	$(41.8)	$(199.1)	$1,903.5	$0.6	$1,904.1

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2024	229.0	$22.9	$2,954.6	$(1,146.0)	$47.7	$(214.5)	$(39.9)	$(206.7)	$1,624.8	$0.6	$1,625.4
Net income	—	—	—	13.5	—	—	—	—	13.5	—	13.5
Stock-based compensation	—	—	5.4	—	—	—	—	—	5.4	—	5.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	(0.6)	—	—	—	—	—	(0.6)	—	(0.6)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	8.9	—	—	8.9	8.9	—	8.9
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(11.3)	—	—	(11.3)	(11.3)	—	(11.3)
Foreign currency translation	—	—	—	—	—	(1.7)	—	(1.7)	(1.7)	—	(1.7)
Defined benefit plans actuarial loss	—	—	—	—	—	—	(0.1)	(0.1)	(0.1)	—	(0.1)
Balance as of June 30, 2024	229.2	$22.9	$2,959.4	$(1,132.5)	$45.3	$(216.2)	$(40.0)	$(210.9)	$1,638.9	$0.6	$1,639.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2025 and 2024
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4
Net income	—	—	—	59.2	—	—	—	—	59.2	—	59.2
Stock-based compensation	—	—	29.9	—	—	—	—	—	29.9	—	29.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.8	0.1	(10.1)	—	—	—	—	—	(10.0)	—	(10.0)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(5.6)	—	—	(5.6)	(5.6)	—	(5.6)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(11.0)	—	—	(11.0)	(11.0)	—	(11.0)
Foreign currency translation	—	—	—	—	—	89.2	—	89.2	89.2	—	89.2
Defined benefit plans actuarial loss	—	—	—	—	—	—	(3.1)	(3.1)	(3.1)	—	(3.1)
Other activity	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2025	231.5	$23.1	$3,006.2	$(926.7)	$8.6	$(165.9)	$(41.8)	$(199.1)	$1,903.5	$0.6	$1,904.1

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0
Net loss	—	—	—	(15.3)	—	—	—	—	(15.3)	—	(15.3)
Stock-based compensation	—	—	11.9	—	—	—	—	—	11.9	—	11.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.9	0.2	(9.8)	—	—	—	—	—	(9.6)	—	(9.6)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	31.0	—	—	31.0	31.0	—	31.0
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(22.7)	—	—	(22.7)	(22.7)	—	(22.7)
Foreign currency translation	—	—	—	—	—	(34.6)	—	(34.6)	(34.6)	—	(34.6)
Defined benefit plans actuarial gain	—	—	—	—	—	—	0.8	0.8	0.8	—	0.8
Balance as of June 30, 2024	229.2	$22.9	$2,959.4	$(1,132.5)	$45.3	$(216.2)	$(40.0)	$(210.9)	$1,638.9	$0.6	$1,639.5

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities
Net income (loss)	$59.2	$(15.3)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	52.9	63.7
Impairment charges	6.5	1.2
Unrealized foreign exchange gain	(3.3)	(3.4)
Stock-based compensation	30.1	11.9
Lease amortization	43.4	45.4
Amortization of debt issuance costs	4.0	3.7
Earnings from equity method investments, net of distributions received	(5.8)	(5.3)
Change in deferred taxes	(31.5)	(30.1)
Provision for loss on receivables and other assets	2.6	7.7
Loss on disposal of business	—	12.5
Unrealized loss on equity securities, net	0.4	1.7
Other operating activities, net	(15.4)	(15.9)
Changes in assets and liabilities:
Trade and other receivables	29.7	115.4
Income taxes payable	23.2	5.7
Short-term contract assets and Prepaid expenses and other current assets	(46.4)	(2.8)
Other non-current assets	(67.4)	(25.0)
Accounts payable and accrued expenses	0.9	(79.0)
Accrued compensation	(176.9)	(167.4)
Other current and non-current liabilities	(58.6)	(28.0)
Net cash used in operating activities	(152.4)	(103.3)
Cash flows from investing activities
Payment for property and equipment	(13.9)	(22.3)
Acquisitions of businesses, net of cash acquired	(4.9)	—
Investments in equity securities	(8.0)	(0.9)
Return of beneficial interest in a securitization	(230.0)	(200.0)
Collection on beneficial interest in a securitization	280.0	280.0
Other investing activities, net	7.9	0.1
Net cash provided by investing activities	31.1	56.9
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(10.4)	(9.7)
Payment of deferred and contingent consideration	(5.5)	(14.3)
Repayment of borrowings	(50.0)	(100.0)
Payment of finance lease liabilities	(13.3)	(15.5)
Other financing activities, net	1.6	(1.0)
Net cash used in financing activities	(77.6)	(140.5)

Change in cash, cash equivalents and restricted cash	(198.9)	(186.9)
Cash, cash equivalents and restricted cash, beginning of the period	814.6	801.2
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	30.3	(9.4)
Cash, cash equivalents and restricted cash, end of the period	$646.0	$604.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
The following accounting pronouncements were recently adopted by the Company:
Business Combinations – Joint Ventures
In August 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance was effective for all joint ventures with a formation date on or after January 1, 2025 and will be applied prospectively. The Company adopted the ASU effective January 1, 2025, with no impact to its financial position, results of operations or related disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to amend certain disclosure and presentation requirements. ASU 2023-09 requires entities to disclose disaggregated information within its effective tax rate reconciliation as well as additional information related to income taxes paid, such as the amount paid disaggregated by jurisdiction, among other disclosures. The guidance was effective for annual periods that began after December 15, 2024. The Company will adopt the ASU prospectively and will include the required disclosures in the Company’s Annual Report on Form 10-K that will be filed for the current annual period which ends December 31, 2025. The ASU will result in expanded disclosures related to income taxes but will have no impact on the Company’s financial position or results of operations.

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
Business Combinations – Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 revises the guidance in ASC Topic 805, Business Combinations, on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. This ASU requires entities to assess whether a legal acquisition of a VIE should be accounted for as a reverse acquisition, where the legal acquiree is the accounting acquirer, which could impact the form and content of post-combination financial statements, the measurement of goodwill and other matters. Prior to ASU 2025-03, a business combination involving the acquisition of a VIE always resulted in the legal acquirer as the accounting acquirer. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and the amendments must be applied prospectively to all business combinations that occur after the adoption date. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
Measurement of Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). Since the adoption of ASC Topic 326, Financial Instruments – Credit Losses, entities have been required to reflect forecasts of future economic conditions when estimating expected credit losses, including when estimating credit losses arising from current accounts receivable and current contract assets. ASU 2025-05 provides an optional practical expedient whereby entities may assume that current conditions as of the balance sheet date will not change during the remaining life of current accounts receivable and current contract assets. The expedient may be applied to current accounts receivable and current contract asset balances arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), including assets acquired in a business combination transaction. The guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted and entities that decide to elect the optional practical expedient must apply the expedient prospectively. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

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
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”), the Chief Executive Officer, for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized (gain) loss on investments, net, impairment of investments, loss on disposition, acquisition related costs, cost savings initiatives, non-operating items related to the Greystone JV (as defined below) and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Three Months Ended June 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$1,804.1	$259.8	$420.0	$2,483.9
Less:
Cost of gross contract reimbursables	$599.3	$36.1	$150.2	$785.6
Direct employment costs	770.4	100.7	105.4	976.5
Other direct costs	124.5	34.6	95.4	254.5
Indirect and overhead employment costs	119.4	31.2	31.7	182.3
Other indirect and overhead costs	91.0	18.6	26.4	136.0
Other segment items(1)	(12.7)	6.3	(6.3)	(12.7)
Adjusted EBITDA	$112.2	$32.3	$17.2	$161.7

	Three Months Ended June 30, 2024
	Americas	EMEA	APAC	Total
Revenue	$1,713.4	$221.9	$352.7	$2,288.0
Less:
Cost of gross contract reimbursables	$583.7	$28.2	$92.4	$704.3
Direct employment costs	713.4	94.9	98.3	906.6
Other direct costs	130.1	27.1	106.7	263.9
Indirect and overhead employment costs	104.0	32.1	27.4	163.5
Other indirect and overhead costs	86.6	25.9	18.2	130.7
Other segment items(1)	(13.4)	0.5	(7.0)	(19.9)
Adjusted EBITDA	$109.0	$13.2	$16.7	$138.9

	Six Months Ended June 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$3,492.5	$464.7	$811.3	$4,768.5
Less:
Cost of gross contract reimbursables	$1,188.6	$68.6	$272.3	$1,529.5
Direct employment costs	1,482.6	193.4	204.4	1,880.4
Other direct costs	233.0	59.5	214.5	507.0
Indirect and overhead employment costs	235.8	60.3	60.0	356.1
Other indirect and overhead costs	184.2	43.6	40.2	268.0
Other segment items(1)	(23.2)	5.0	(12.2)	(30.4)
Adjusted EBITDA	$191.5	$34.3	$32.1	$257.9

	Six Months Ended June 30, 2024
	Americas	EMEA	APAC	Total
Revenue	$3,334.4	$444.2	$694.2	$4,472.8
Less:
Cost of gross contract reimbursables	$1,159.1	$56.7	$175.7	$1,391.5
Direct employment costs	1,384.7	189.8	195.6	1,770.1
Other direct costs	261.1	61.0	223.6	545.7
Indirect and overhead employment costs	212.5	62.7	54.8	330.0
Other indirect and overhead costs	175.7	51.3	33.2	260.2
Other segment items(1)	(32.1)	0.5	(10.1)	(41.7)
Adjusted EBITDA	$173.4	$22.2	$21.4	$217.0
(1) Other segment items in the tables above include, for each reportable segment, earnings from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA. See reconciliation of Net income (loss) to Adjusted EBITDA below.
The following table includes a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$57.3	$13.5	$59.2	$(15.3)
Adjustments:
Depreciation and amortization	26.2	31.2	52.9	63.7
Interest expense, net of interest income	53.2	60.8	105.5	119.5
Provision for income taxes	18.9	3.7	22.0	6.0
Unrealized (gain) loss on investments, net	(0.3)	0.7	0.4	1.7
Impairment of investments	—	—	6.5	—
Loss on disposition	—	14.0	—	14.0
Acquisition related costs	—	—	0.4	—
Cost savings initiatives	—	10.2	—	17.4
Non-operating items related to the Greystone JV	10.6	—	10.6	—
Other	(4.2)	4.8	0.4	10.0
Adjusted EBITDA	$161.7	$138.9	$257.9	$217.0

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the six months ended June 30, 2024, the Company has determined all potentially dilutive shares would be anti-dilutive in this period and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS for the six months ended June 30, 2024. Approximately 2.8 million of potentially dilutive shares for the six months ended June 30, 2024 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS
Net income (loss)	$57.3	$13.5	$59.2	$(15.3)
Weighted average shares outstanding for basic earnings (loss) per share	231.4	229.0	230.9	228.5
Basic earnings (loss) per share attributable to common shareholders	$0.25	$0.06	$0.26	$(0.07)
Diluted EPS
Net income (loss)	$57.3	$13.5	$59.2	$(15.3)
Weighted average shares outstanding for basic earnings (loss) per share	231.4	229.0	230.9	228.5
Dilutive effect of restricted stock units	1.0	2.5	1.5	—
Weighted average shares outstanding for diluted earnings (loss) per share	232.4	231.5	232.4	228.5
Diluted earnings (loss) per share attributable to common shareholders	$0.25	$0.06	$0.25	$(0.07)

Note 5: Revenue
Disaggregation of Revenue
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended June 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,202.1	$129.5	$336.4	$1,668.0
Leasing	At a point in time	388.0	61.7	43.4	493.1
Capital markets	At a point in time	171.7	23.7	12.4	207.8
Valuation and other	At a point in time or over time	42.3	44.9	27.8	115.0
Total revenue		$1,804.1	$259.8	$420.0	$2,483.9

		Three Months Ended June 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,183.4	$107.6	$270.4	$1,561.4
Leasing	At a point in time	358.3	54.0	44.2	456.5
Capital markets	At a point in time	132.7	19.2	11.7	163.6
Valuation and other	At a point in time or over time	39.0	41.1	26.4	106.5
Total revenue		$1,713.4	$221.9	$352.7	$2,288.0

		Six Months Ended June 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$2,388.9	$234.4	$648.4	$3,271.7
Leasing	At a point in time	734.3	101.1	76.1	911.5
Capital markets	At a point in time	287.6	41.7	36.3	365.6
Valuation and other	At a point in time or over time	81.7	87.5	50.5	219.7
Total revenue		$3,492.5	$464.7	$811.3	$4,768.5

		Six Months Ended June 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$2,351.2	$216.7	$544.2	$3,112.1
Leasing	At a point in time	663.8	107.7	72.7	844.2
Capital markets	At a point in time	244.3	34.8	26.7	305.8
Valuation and other	At a point in time or over time	75.1	85.0	50.6	210.7
Total revenue		$3,334.4	$444.2	$694.2	$4,472.8

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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	June 30, 2025	December 31, 2024
Short-term contract assets	$328.0	$325.7
Contract asset allowances	(17.3)	(24.3)
Short-term contract assets, net	310.7	301.4

Non-current contract assets	69.3	69.0
Contract asset allowances	(2.1)	(2.2)
Non-current contract assets, net included in Other non-current assets	67.2	66.8

Total contract assets, net	$377.9	$368.2

Contract liabilities included in Accounts payable and accrued expenses	$91.5	$68.0
The amount of revenue recognized during the six months ended June 30, 2025 that was included in the contract liabilities balance at the beginning of the period was $32.6 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2024	$1,469.2	$309.4	$219.7	$1,998.3
Acquisitions	—	8.8	—	8.8
Effect of movements in exchange rates	3.0	35.9	13.7	52.6
Balance as of June 30, 2025	$1,472.2	$354.1	$233.4	$2,059.7
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
For the six months ended June 30, 2025 and 2024, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2025
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,283.7	(1,155.2)	128.5
Total intangible assets		$1,829.7	$(1,155.2)	$674.5

		As of December 31, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	5 - 15	1,248.9	(1,104.8)	144.1
Other intangible assets	n/a	15.2	(15.2)	—
Total intangible assets		$1,810.1	$(1,120.0)	$690.1
Amortization expense was $10.0 million and $12.4 million for the three months ended June 30, 2025 and 2024, respectively, and $19.9 million and $25.7 million for the six months ended June 30, 2025 and 2024, respectively.
No impairments of intangible assets were recorded during the six months ended June 30, 2025 and 2024.

Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $2.2 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $4.4 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively, which is included in Other income, net in the Condensed Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	June 30, 2025	December 31, 2024
Greystone JV	$583.8	$585.2
Onewo JV	135.4	126.8
Other investments	12.7	11.6
Total Equity method investments	$731.9	$723.6
The Company recognized earnings (loss) from equity method investments during the period as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Greystone JV	$(2.2)	$1.9	$4.1	$11.1
Onewo JV	2.1	2.0	6.1	3.0
Other investments	0.3	0.4	1.1	1.9
Total Earnings from equity method investments	$0.2	$4.3	$11.3	$16.0
The Company received distributions from equity method investments of $5.5 million and $6.7 million during the three months ended June 30, 2025 and 2024, respectively, and $5.5 million and $10.7 million during the six months ended June 30, 2025 and 2024, respectively.

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
Interest Rate Derivative Instruments
As of June 30, 2025, the Company’s interest rate hedging instruments consisted of 14 interest rate swap agreements all designated as cash flow hedges, which included three interest rate swaps with a notional amount of $1.2 billion expiring on August 21, 2025; six interest rate swaps with a notional amount of $550.0 million expiring on May 31, 2028; and five forward-starting interest rate swaps with a notional amount of $400.0 million and an effective date of August 21, 2025, expiring on August 21, 2027.
During the first half of 2025, the Company also elected to terminate a portion of one of its interest rate swap agreements for a notional amount of $200.0 million. The immaterial amount relating to this partially terminated derivative instrument recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original swap agreement, which was scheduled to expire on August 21, 2025.
The Company previously elected to terminate certain interest rate swap agreements in November 2022 and June 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss will be amortized into earnings over the remaining life of the original agreements, which were scheduled to expire on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2025 and December 31, 2024, there were $2.5 million and $22.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $6.8 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized loss of $2.3 million and $3.2 million, and an unrealized loss of $0.3 million and $0.6 million during the three and six months ended June 30, 2025, respectively. The Company recognized a realized loss of $2.0 million and $7.3 million, and an unrealized gain of $0.6 million and an unrealized loss of $0.2 million during the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company had 29 and 31 foreign currency exchange forward contracts outstanding covering a notional amount of $692.1 million and $559.5 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had not posted, and did not hold, any collateral related to these agreements.

The following table presents the fair value of derivatives as of June 30, 2025 and December 31, 2024 (in millions):

		June 30, 2025		December 31, 2024
	June 30, 2025	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,773.6	$0.3	$0.4	$11.3	$3.0
Interest rate swaps (forward-starting)	400.0	0.3	0.8	—	—
Non-designated:
Foreign currency forward contracts	$692.1	$0.3	$1.4	$1.3	$1.7
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
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended June 30, 2025
Interest rate cash flow hedges	$(15.8)	$1.6	$5.6	$(8.6)

Three Months Ended June 30, 2024
Interest rate cash flow hedges	$(47.7)	$(8.9)	$11.3	$(45.3)
(1) Amount is net of related deferred tax benefit of $4.6 million and expense of $1.8 million for the three months ended June 30, 2025 and 2024, respectively.
(2) Amount is net of related deferred tax benefit of $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively.
(3) Amount is net of related deferred tax expense of $0.7 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively.
During the three months ended June 30, 2025 and 2024, gains of $5.6 million and $11.3 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Six Months Ended June 30, 2025
Interest rate cash flow hedges	$(25.2)	$5.6	$11.0	$(8.6)

Six Months Ended June 30, 2024
Interest rate cash flow hedges	$(37.0)	$(31.0)	$22.7	$(45.3)
(1) Amount is net of related deferred tax benefit of $2.5 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Amount is net of related deferred tax benefit of $2.0 million and expense of $3.6 million for the six months ended June 30, 2025 and 2024, respectively.
(3) Amount is net of related deferred tax expense of $1.6 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025 and 2024, gains of $11.0 million and $22.7 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	June 30, 2025	December 31, 2024
Collateralized:
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $9.1 million and $9.5 million, respectively	$980.9	$980.5
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $16.2 million and $17.8 million, respectively	931.3	979.7
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $4.2 million and $4.9 million, respectively	645.8	645.1
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $5.4 million and $5.8 million, respectively	394.6	394.2
Finance lease liabilities	34.3	36.4
Total	2,986.9	3,035.9
Less: current portion of long-term debt	(166.5)	(96.3)
Total Long-term debt, net	$2,820.4	$2,939.6
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
In 2024, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-1 and the 2030 Tranche-2, reducing the applicable interest rate. In connection with the amendments, the Company incurred additional debt transaction costs, a portion of which were capitalized and will be amortized over the remaining term of the loan and the remaining were recognized directly in Interest expense, net of interest income. In 2024, the Company also elected to prepay the full $192.9 million principal balance of the 2025 Tranche.
On January 22, 2025, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-1, reducing the applicable interest rate from 1-month Term Secured Overnight Financing Rate (“SOFR”) plus 3.00% to 1-month Term SOFR plus 2.75%. There were no other material changes to the terms and conditions of the 2018 Credit Agreement. In connection with the amendment, the Company incurred additional debt transaction costs of $1.5 million, of which $0.3 million were capitalized and will be amortized over the remaining term of the loan and $1.2 million were recognized directly in Interest expense, net of interest income.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. The 2018 Credit Agreement amendment entered into in the first quarter of 2025 deferred the mandatory principal payments for the 2030 Tranche-1, with such principal payments re-commencing in September 2025. In March and June 2025, the Company elected to prepay $25.0 million and $25.0 million, respectively, in principal outstanding under the 2030 Tranche-2. These optional prepayments satisfy all mandatory principal payments on the 2030 Tranche-2 until maturity.

The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2025, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-2. As of June 30, 2025, the effective interest rates were 7.30% and 8.01% for the 2030 Tranche-1 and the 2030 Tranche-2, respectively.
Revolver
As of June 30, 2025, borrowing capacity under the Revolver was $1.1 billion. Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of June 30, 2025 and December 31, 2024.
Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.97% as of June 30, 2025.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 9.09% as of June 30, 2025.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of June 30, 2025 and December 31, 2024.

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
The Company is also subject to various workers’ compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s incurred but not reported (IBNR) claims, based on assessment using prior claims history.

These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, contingent liabilities recorded within Other current liabilities were $87.1 million and $81.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $65.2 million and $59.9 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of June 30, 2025 and December 31, 2024, E&O and other litigation claims were $55.9 million and $56.7 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $96.4 million and $84.6 million, respectively.
The Company had insurance recoverable balances for E&O claims as of June 30, 2025 and December 31, 2024 totaling $0.8 million and $0.8 million, respectively.
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
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amounts claimed. However, an immaterial liability was recorded during the year ended December 31, 2023, equal to the estimated probable loss for the years under review, and there have been no changes to this estimated liability. The Company continues to assess this matter, and it is reasonably possible that in the near term we may recognize additional liabilities when such additional losses are probable and can be reasonably estimated. As of June 30, 2025, the estimated range of reasonably possible loss, in excess of amounts accrued, is up to $43.0 million, net of tax benefit.
401(k) Nondiscrimination Testing
In 2023, the Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The Company paid the immaterial corrective contribution to the plan during the three months ended June 30, 2025.
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
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 8 years and maximum potential future payments of approximately $140.4 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or non-performance under these guarantees to be remote.

Greystone JV Indemnity
On November 27, 2023, Greystone Servicing Company LLC (“GSC”), a wholly-owned subsidiary of the Greystone JV, entered into an indemnity agreement with Federal Home Loan Mortgage Corporation (“Freddie Mac”), which agreement is not in the normal course of GSC’s business, whereby Freddie Mac agreed to issue one or more loan commitment letters regarding the purchase of 42 first mortgage multifamily property loans brokered by a certain independent broker under temporary suspension by Freddie Mac (“Brokered Loans”). In exchange, GSC agreed to indemnify and hold Freddie Mac harmless from any claims or losses related to such Brokered Loans that result from any fraud, misrepresentation or omission. The Brokered Loans are currently performing and have not had any material impact on the Greystone JV to date. The Company will continue to assess this matter, and although it considers the likelihood of future indemnity obligations related to the Brokered Loans to be remote, it is possible that the matter could result in an additional, potentially material, liability for the Greystone JV in future periods. Any potential impact to the Greystone JV would only impact the Company’s Condensed Consolidated Financial Statements by our 40% equity interest in the Greystone JV.
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
On September 30, 2024, the Company and one of the defendant insurers entered into a settlement agreement, under which the insurer paid the Company $17.3 million in exchange for a release in the Litigation. During the fourth quarter of 2024, the Company also received an additional $1.9 million in payments from other defendant insurers for releases in the Litigation.
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
In addition, as of June 30, 2025 and December 31, 2024, the Company had receivables from brokers and other employees of $51.7 million and $47.5 million, respectively, that are included in Prepaid expenses and other current assets, and $438.7 million and $364.5 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of June 30, 2025 and December 31, 2024, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 13: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $3.0 billion and $3.1 billion as of June 30, 2025 and December 31, 2024, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $3.0 billion and $3.0 billion as of June 30, 2025 and December 31, 2024, respectively, which excludes debt issuance costs. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in millions):

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	28.7	28.7	—	—
Interest rate swap agreements	0.6	—	0.6	—
Foreign currency forward contracts	0.3	—	0.3	—
Total	$30.7	$29.8	$0.9	$—
Liabilities
Deferred compensation plan liabilities	$23.0	$23.0	$—	$—
Interest rate swap agreements	1.2	—	1.2	—
Foreign currency forward contracts	1.4	—	1.4	—
Earn-out liabilities	13.5	—	—	13.5
Total	$39.1	$23.0	$2.6	$13.5

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.1	30.1	—	—
Interest rate swap agreements	11.3	—	11.3	—
Foreign currency forward contracts	1.3	—	1.3	—
Total	$43.7	$31.1	$12.6	$—
Liabilities
Deferred compensation plan liabilities	$26.4	$26.4	$—	$—
Interest rate swap agreements	3.0	—	3.0	—
Foreign currency forward contracts	1.7	—	1.7	—
Earn-out liabilities	13.6	—	—	13.6
Total	$44.7	$26.4	$4.7	$13.6

During the six months ended June 30, 2025, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2024.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company had the potential to make a maximum of $15.9 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 5 years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2025	2024
Balance as of January 1,	$13.6	$25.6
Purchases/additions	3.1	—
Net change in fair value and other adjustments	0.4	0.9
Payments	(3.6)	(12.8)
Balance as of June 30,	$13.5	$13.7

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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of June 30, 2025 and December 31, 2024, our investments in early stage proptech companies had a fair value of approximately $43.7 million and $45.5 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of June 30, 2025 and December 31, 2024, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $73.0 million and $73.9 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income, net in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized an unrealized gain of $0.3 million and an unrealized loss of $0.4 million, respectively, on our real estate investments. During the three and six months ended June 30, 2024, the Company recognized an unrealized loss of $0.7 million and $1.7 million, respectively, on our real estate investments.

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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of June 30, 2025 and December 31, 2024, the DPP receivable of $243.8 million and $310.9 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.

For the six months ended June 30, 2025 and 2024, receivables sold under the A/R Securitization were $1.4 billion and $1.2 billion, respectively, and cash collections from customers on receivables sold were $1.4 billion and $1.2 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2025 and December 31, 2024, the outstanding principal on receivables sold under the A/R Securitization was $420.2 million and $437.6 million, respectively.
The A/R Securitization also provides funding from the Purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of June 30, 2025 and December 31, 2024, the Company had aggregate capital outstanding under this facility of $150.0 million and $100.0 million, respectively, and the unused portion of the facility limit, net of letters of credit, was $16.6 million and $100.0 million, respectively. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs.

Note 14: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$618.2	$793.3
Restricted cash recorded in Prepaid expenses and other current assets	27.8	21.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$646.0	$814.6
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid for:
Interest	$113.3	$137.3
Income taxes	30.2	28.2
Operating leases	53.6	55.8
Non-cash investing/financing activities:
Property and equipment additions through finance leases	6.6	9.8
Deferred and contingent payment obligations incurred through acquisitions	5.2	—
(Decrease) increase in beneficial interest in a securitization	(17.1)	5.4
Right of use assets obtained through operating leases	20.9	18.6
Note 15: Subsequent Events
The Company has evaluated subsequent events through August 5, 2025, the date on which these financial statements were issued, and identified the following subsequent event to disclose:
On August 5, 2025, the Company prepaid an additional $150.0 million in principal outstanding under the 2030 Tranche-1 of our Term Loans, using cash on hand, which brought the total year-to-date principal prepayments to $200.0 million. Such amount was included in Short-term borrowings and current portion of long-term debt in the Condensed Consolidated Balance Sheets.

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

Recent Developments and Outlook
Second Quarter Results
•Revenue of $2.5 billion for the second quarter of 2025 increased 9% from the second quarter of 2024.
◦Leasing revenue increased 8%, with strength in the Americas and EMEA.
◦Capital markets revenue increased 27%, driven primarily by strong performance across all asset classes in the Americas.
◦Services revenue increased 3%. Excluding the impact of the sale of a non-core Services business in August 2024, Services revenue increased 6%.
◦Valuation and other revenue increased 8%.
•Net income of $57.3 million for the second quarter of 2025 increased $43.8 million from the second quarter of 2024. Diluted earnings per share was $0.25 for the second quarter of 2025 compared to $0.06 for the second quarter of 2024.
◦Adjusted EBITDA of $161.7 million increased 16% from the second quarter of 2024.
•In June 2025, we elected to prepay $25.0 million in principal outstanding under the 2030 Tranche-2 of our Term Loans, which brought our year-to-date principal prepayments through June 30, 2025 to $50.0 million.
Year-to-Date Results
•Revenue of $4.8 billion for the first half of 2025 increased 7% from the first half of 2024.
◦Leasing revenue increased 8%, driven primarily by office and industrial leasing in the Americas.
◦Capital markets revenue increased 20%, with strong performance across all segments.
◦Services revenue increased 1%. Excluding the impact of the sale of a non-core Services business in August 2024, Services revenue increased 4%.
◦Valuation and other revenue increased 4%.
•Net income of $59.2 million for the first half of 2025 improved $74.5 million compared to a net loss of $15.3 million for the first half of 2024. Diluted earnings per share for the first half of 2025 was $0.25 compared to a diluted loss per share of $0.07 for the first half of 2024.
◦Adjusted EBITDA of $257.9 million increased 19% from the first half of 2024.
•Liquidity as of June 30, 2025 was $1.7 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.6 billion.
July and August 2025 Debt Activity
In July 2025, we repriced the 2030 Tranche-2 of our Term Loans, reducing the applicable interest rate by 50 basis points to 1-month Term SOFR plus 2.75%.
On August 5, 2025, we prepaid an additional $150.0 million in principal outstanding under the 2030 Tranche-1 of our Term Loans, using cash on hand, which brought our total year-to-date principal prepayments to $200.0 million.
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

Proposed Redomiciliation to Bermuda
We are currently seeking to redomicile our parent company and incorporate under the laws of Bermuda in a restructuring effected through a U.K. scheme of arrangement (referred to herein as the “Proposed Redomicile”). Completion of the Proposed Redomicile is subject to satisfaction of multiple conditions, including various shareholder approvals and approval from an applicable U.K. court under the laws of England and Wales. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company’s 2024 Annual Report. There have been no material changes to these policies or estimates as of June 30, 2025.
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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized (gain) loss on investments, net, impairment of investments, loss on disposition, acquisition related costs, cost savings initiatives, non-operating items related to the Greystone JV and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.

Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses, as well as other expenses such as depreciation and amortization, impairment of investments, loss on disposition, acquisition related costs, cost savings initiatives and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables. We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
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
Loss on disposition reflects losses on the sale or disposition of businesses as well as other transaction costs associated with the sales, which are not indicative of our core operating results given the low frequency of business dispositions by the Company.
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
Non-operating items related to the Greystone JV reflects certain non-operating activity presented within earnings from equity method investments related to the Greystone JV for (i) gains recognized from the retention of mortgage servicing rights (“MSRs”) upon the origination and sale of mortgage loans, (ii) increases or decreases in the fair value of the MSRs and (iii) estimated provisions for credit losses related to mortgage loans. This activity is specific to the Greystone JV rather than all of the Company’s equity method investments based on the Greystone JV’s specialized industry, namely, multi-family lending and loan servicing solutions. Starting in the second quarter of 2025, we have excluded such activity from the calculation of Adjusted EBITDA as it is non-cash in nature and does not represent the underlying operating performance of the business. This activity is reported entirely within the Americas reportable segment.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$890.2	$864.5	3%	3%	$1,756.8	$1,735.6	1%	2%
Leasing	486.9	450.3	8%	8%	899.5	832.0	8%	8%
Capital markets	207.0	163.2	27%	26%	364.5	304.8	20%	19%
Valuation and other	114.2	105.7	8%	6%	218.2	208.9	4%	4%
Total service line fee revenue(1)	1,698.3	1,583.7	7%	7%	3,239.0	3,081.3	5%	5%
Gross contract reimbursables(2)	785.6	704.3	12%	12%	1,529.5	1,391.5	10%	10%
Total revenue	$2,483.9	$2,288.0	9%	8%	$4,768.5	$4,472.8	7%	7%

Costs and expenses:
Cost of services provided to clients	$1,231.0	$1,170.5	5%	4%	$2,387.4	$2,315.8	3%	3%
Cost of gross contract reimbursables	785.6	704.3	12%	12%	1,529.5	1,391.5	10%	10%
Total costs of services	2,016.6	1,874.8	8%	7%	3,916.9	3,707.3	6%	6%
Operating, administrative and other	318.3	294.2	8%	10%	624.1	590.2	6%	7%
Depreciation and amortization	26.2	31.2	(16)%	(17)%	52.9	63.7	(17)%	(17)%
Restructuring, impairment and related charges	—	17.4	(100)%	(100)%	6.5	22.4	(71)%	(71)%
Total costs and expenses	2,361.1	2,217.6	6%	6%	4,600.4	4,383.6	5%	5%
Operating income	122.8	70.4	74%	74%	168.1	89.2	88%	85%
Interest expense, net of interest income	(53.2)	(60.8)	(13)%	(13)%	(105.5)	(119.5)	(12)%	(12)%
Earnings from equity method investments	0.2	4.3	(95)%	(96)%	11.3	16.0	(29)%	(29)%
Other income, net	6.4	3.3	94%	85%	7.3	5.0	46%	42%
Earnings (loss) before income taxes	76.2	17.2	n.m.	n.m.	81.2	(9.3)	n.m.	n.m.
Provision for income taxes	18.9	3.7	n.m.	n.m.	22.0	6.0	n.m.	n.m.
Net income (loss)	$57.3	$13.5	n.m.	n.m.	$59.2	$(15.3)	n.m.	n.m.
Net income (loss) margin	2.3%	0.6%			1.2%	(0.3)%

Adjusted EBITDA	$161.7	$138.9	16%	15%	$257.9	$217.0	19%	18%
Adjusted EBITDA margin(3)	9.5%	8.8%			8.0%	7.0%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$57.3	$13.5	$59.2	$(15.3)
Adjustments:
Depreciation and amortization	26.2	31.2	52.9	63.7
Interest expense, net of interest income	53.2	60.8	105.5	119.5
Provision for income taxes	18.9	3.7	22.0	6.0
Unrealized (gain) loss on investments, net	(0.3)	0.7	0.4	1.7
Impairment of investments	—	—	6.5	—
Loss on disposition	—	14.0	—	14.0
Acquisition related costs	—	—	0.4	—
Cost savings initiatives	—	10.2	—	17.4
Non-operating items related to the Greystone JV	10.6	—	10.6	—
Other(1)	(4.2)	4.8	0.4	10.0
Adjusted EBITDA	$161.7	$138.9	$257.9	$217.0
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives and non-cash amortization of the A/R Securitization servicing liability.
For the three months ended June 30, 2025, Other also includes the release of a non-ordinary course compliance reserve, which when originally accrued in a prior period had been excluded from the calculation of Adjusted EBITDA within “Legal and compliance matters”. For the three and six months ended June 30, 2025, Other also reflects one-time consulting costs associated with the Proposed Redomicile, as well as a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024. The long-term incentive awards granted to these four executive officers consisted entirely of performance-based awards in 2024 and they provided for a higher maximum payout than typical awards. This award design structure was unique to 2024 and was not utilized in 2025. We therefore excluded a portion of the non-cash stock-based compensation expense associated with those awards from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods, due to the unique nature of the 2024 awards and because we do not consider it to be a normal, recurring operating expense.
For the three months ended June 30, 2024, Other also reflects professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust matter (see Note 10: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements) and one-time legal and consulting costs associated with a secondary offering of our ordinary shares by our former shareholders. For the six months ended June 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.
Reconciliation of Total costs and expenses to Segment operating expenses and Fee-based operating expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total costs and expenses	$2,361.1	$2,217.6	$4,600.4	$4,383.6
Depreciation and amortization	(26.2)	(31.2)	(52.9)	(63.7)
Impairment of investments	—	—	(6.5)	—
Loss on disposition	—	(14.0)	—	(14.0)
Acquisition related costs	—	—	(0.4)	—
Cost savings initiatives	—	(10.2)	—	(17.4)
Other, including foreign currency movements(1)	4.3	(2.0)	(0.8)	(7.4)
Segment operating expenses	2,339.2	2,160.2	4,539.8	4,281.1
Cost of gross contract reimbursables	(785.6)	(704.3)	(1,529.5)	(1,391.5)
Fee-based operating expenses	$1,553.6	$1,455.9	$3,010.3	$2,889.6
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives, non-cash amortization of the A/R Securitization servicing liability and the effects of movements in foreign currency.
For the three months ended June 30, 2025, Other also includes the release of a non-ordinary course compliance reserve, which when originally accrued in a prior period had been excluded from the calculation of Segment operating expenses within “Legal and compliance matters”. For the three and six months ended June 30, 2025, Other also reflects one-time consulting costs associated with the Proposed Redomicile, as well as a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024 (as further discussed above).
For the three months ended June 30, 2024, Other also reflects professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust matter (see Note 10: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements) and one-time legal and consulting costs associated with a secondary offering of our ordinary shares by our former shareholders. For the six months ended June 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.

Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Revenue
Revenue of $2.5 billion increased $195.9 million or 9% compared to the three months ended June 30, 2024, driven by broad strength across all segments and service lines. Capital markets revenue increased 27%, primarily driven by strong performance across all asset classes in the Americas, and as healthy fundamentals, such as improved debt availability and asset pricing corrections, supported a resilient transaction environment across most major markets. Leasing revenue increased 8%, principally due to strength in the office and industrial sectors in the Americas, including a relatively higher number of large transactions, and strength in EMEA. Services revenue increased 3%, primarily driven by higher facilities services and project management revenue, partially offset by the sale of a non-core Services business in August 2024, which accounted for $25.2 million and $20.5 million of facilities management and Gross contract reimbursables revenue, respectively, in the three months ended June 30, 2024. Excluding the impact of this sale, Services and Gross contract reimbursables revenue increased 6% and 15%, respectively, and total revenue increased 11%. In addition, Valuation and other revenue increased 8%.
Costs of services
Costs of services of $2.0 billion increased $141.8 million or 8% compared to the three months ended June 30, 2024, principally driven by an increase in employment costs of approximately $100.0 million, including higher commissions as a result of higher brokerage revenue, as well as an increase in third-party consumables and sub-contractor costs of approximately $46.0 million. Cost of services provided to clients increased 5% and Cost of gross contract reimbursables increased 12%.
Operating, administrative and other
Operating, administrative and other expenses of $318.3 million increased $24.1 million or 8% compared to the three months ended June 30, 2024, primarily driven by an increase in employment costs of approximately $19.0 million, including an increase in stock-based compensation expense as a result of the modification of our non-executive chairman’s awards in 2024 (which reduced expense in the prior year period), as well as strategic investments and cost inflation.
Restructuring, impairment and related charges
The Company did not incur any Restructuring, impairment and related charges during the second quarter of 2025. In the second quarter of 2024, Restructuring, impairment and related charges of $17.4 million were primarily driven by a $12.5 million loss on disposition related to the sale of a non-core Services business in the Americas.
Interest expense, net of interest income
Interest expense of $53.2 million decreased $7.6 million or 13% compared to the three months ended June 30, 2024, primarily driven by lower outstanding principal balances on our Term Loans following optional principal prepayments made in 2024 and 2025, as well as lower interest rates on our Term Loans compared to the prior year period as a result of our repricings in 2024 and 2025.
Earnings from equity method investments
Earnings from equity method investments of $0.2 million decreased $4.1 million compared to the three months ended June 30, 2024, primarily due to a decline of $4.1 million in earnings recognized from our equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”) driven by changes in mix of mortgage loan origination volumes compared to the second quarter of 2024, contributing to a lower value of mortgage servicing rights (“MSRs”), and higher provisions for credit losses for mortgage loans due to expected losses on specific loans, loan repurchases and higher risk-sharing obligations. Changes in expectations and forecasts may materially impact the provision for credit losses in the future.
Provision for income taxes
Provision for income taxes for the second quarter of 2025 was $18.9 million on earnings before income taxes of $76.2 million. For the second quarter of 2024, the provision for income taxes was $3.7 million on earnings before income taxes of $17.2 million. The increase in income tax expense compared to the three months ended June 30, 2024 was primarily driven by higher earnings before income taxes, predominately in the U.S. which improved by approximately $37.0 million from the second quarter of 2024, as well as changes in the jurisdictional mix of those earnings resulting in lower non-deductible losses when compared to the same period in 2024.

Net income and Adjusted EBITDA
Net income of $57.3 million for the three months ended June 30, 2025 increased by $43.8 million compared to the three months ended June 30, 2024. Net income margin was 2.3% compared to 0.6% for the three months ended June 30, 2024. The $43.8 million increase in net income was principally driven by growth in our Services, Leasing and Capital markets service lines, as well as the impact of our cost savings initiatives, lower interest expense and lower depreciation and amortization expense. Additionally, the loss on disposition recorded in the second quarter of 2024 contributed to the increase from the prior year period. These favorable trends were partially offset by higher stock-based compensation expense, strategic investments, cost inflation and lower earnings recognized from the Greystone JV.
Adjusted EBITDA of $161.7 million increased $22.8 million or 16% compared to the three months ended June 30, 2024, driven by the same factors impacting Net income above, with the exception of the loss on disposition, interest expense, depreciation and amortization expense and the impact of the Greystone JV. Adjusted EBITDA margin, measured against service line fee revenue, was 9.5% for the three months ended June 30, 2025, an increase of 75 basis points from the second quarter of 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Revenue
Revenue of $4.8 billion increased $295.7 million or 7% compared to the six months ended June 30, 2024, primarily driven by Capital markets and Leasing revenue growth of 20% and 8%, respectively. Capital markets revenue was strong across all segments as improved debt availability and built-up demand continued to positively impact investment sales activity in the first half of 2025, led by the Americas. Leasing revenue increased primarily due to office and industrial leasing in the Americas, including a relatively higher number of large transactions. Services revenue increased 1% compared to the six months ended June 30, 2024, primarily driven by higher facilities services and property management revenue, partially offset by the sale of a non-core Services business in August 2024, which accounted for $51.3 million and $39.0 million of facilities management and Gross contract reimbursables revenue, respectively, in the six months ended June 30, 2024. Excluding the impact of this sale, Services and Gross contract reimbursables revenue increased 4% and 13%, respectively, and total revenue increased 9%. In addition, Valuation and other revenue increased 4%.
Costs of services
Costs of services of $3.9 billion increased $209.6 million or 6% compared to the six months ended June 30, 2024, principally driven by an increase in employment costs of approximately $160.0 million, including higher commissions as a result of higher brokerage revenue and higher reimbursed employee costs as a result of higher Services revenue, as well as an increase in third-party consumables and sub-contractor costs of approximately $57.0 million. Cost of services provided to clients increased 3% and Cost of gross contract reimbursables increased 10%. Total costs of services as a percentage of total revenue was 82% for the six months ended June 30, 2025 compared to 83% for the six months ended June 30, 2024.
Operating, administrative and other
Operating, administrative and other expenses of $624.1 million increased $33.9 million or 6% compared to the six months ended June 30, 2024, driven by an approximately $26.0 million increase in employment costs, including an increase in stock-based compensation expense attributable to improved vesting expectations for certain previously granted performance-based equity awards and the modification of our non-executive chairman’s awards in 2024 (which reduced expense in the prior year period), as well as strategic investments and cost inflation. Operating, administrative and other expenses as a percentage of total revenue was 13% for both the six months ended June 30, 2025 and 2024.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $6.5 million decreased $15.9 million compared to the six months ended June 30, 2024, primarily driven by a $12.5 million loss on disposition recognized in the second quarter of 2024, as well as a decrease in severance costs of approximately $8.0 million associated with previous cost saving initiatives. These declines were partially offset by an impairment loss on real estate investments of $6.5 million recognized in the first quarter of 2025.

Interest expense, net of interest income
Interest expense of $105.5 million decreased $14.0 million or 12% compared to the six months ended June 30, 2024, primarily driven by lower outstanding principal balances on our Term Loans following optional principal prepayments made in 2024 and 2025, as well as lower interest rates on our Term Loans compared to the prior year period as a result of our repricings in 2024 and 2025.
Earnings from equity method investments
Earnings from equity method investments of $11.3 million decreased $4.7 million or 29% compared to the six months ended June 30, 2024, primarily due to a decline of $7.1 million in earnings recognized from our equity method investment in the Greystone JV driven by changes in mix of mortgage loan origination volumes compared to the second quarter of 2024, contributing to a lower value of MSRs, and higher provisions for credit losses for mortgage loans due to expected losses on specific loans, loan repurchases and higher risk-sharing obligations. Changes in expectations and forecasts may materially impact the provision for credit losses in the future. The decline in earnings recognized from the Greystone JV was partially offset by a $3.2 million increase in earnings recognized from our equity method investment in CWVS Holding Limited (the “Onewo JV”) as a result of increased scope of services contracts.
Provision for income taxes
Provision for income taxes for the six months ended June 30, 2025 was $22.0 million on earnings before income taxes of $81.2 million. For the six months ended June 30, 2024, the provision for income taxes was $6.0 million on a loss before income taxes of $9.3 million. The increase in income tax expense compared to the first half of 2024 was primarily driven by the improvement from loss before income taxes to earnings before income taxes, predominately in the U.S. which improved by approximately $89.0 million from the six months ended June 30, 2024, as well as changes in the jurisdictional mix of those earnings resulting in lower non-deductible losses when compared to the same period in 2024.
Net income (loss) and Adjusted EBITDA
Net income was $59.2 million for the six months ended June 30, 2025 compared to a net loss of $15.3 million for the six months ended June 30, 2024. Net income margin was 1.2% compared to a net loss margin of 0.3% for the six months ended June 30, 2024. The $74.5 million improvement in net income was principally driven by growth in our Capital markets and Leasing service lines, as well as the impact of our cost savings initiatives, lower interest expense and lower depreciation and amortization expense. These favorable trends were partially offset by higher stock-based compensation expense, strategic investments, cost inflation and lower earnings recognized from the Greystone JV.
Adjusted EBITDA of $257.9 million increased $40.9 million or 19% compared to the six months ended June 30, 2024, driven by the same factors impacting Net income above, with the exception of interest expense, depreciation and amortization expense and the impact of the Greystone JV. Adjusted EBITDA margin, measured against service line fee revenue, was 8.0% for the six months ended June 30, 2025, an increase of 92 basis points from the six months ended June 30, 2024.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized (gain) loss on investments, net, impairment of investments, loss on disposition, acquisition related costs, cost savings initiatives, non-operating items related to the Greystone JV and other non-recurring items.

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$609.7	$606.5	1%	1%	$1,212.9	$1,205.9	1%	1%
Leasing	382.5	352.2	9%	9%	723.7	651.8	11%	11%
Capital markets	170.9	132.3	29%	30%	286.5	243.4	18%	18%
Valuation and other	41.7	38.7	8%	8%	80.8	74.2	9%	10%
Total service line fee revenue(1)	1,204.8	1,129.7	7%	7%	2,303.9	2,175.3	6%	6%
Gross contract reimbursables(2)	599.3	583.7	3%	3%	1,188.6	1,159.1	3%	3%
Total revenue	$1,804.1	$1,713.4	5%	6%	$3,492.5	$3,334.4	5%	5%

Costs and expenses:
Americas Fee-based operating expenses	$1,097.9	$1,026.3	7%	7%	$2,122.7	$2,019.4	5%	6%
Cost of gross contract reimbursables	599.3	583.7	3%	3%	1,188.6	1,159.1	3%	3%
Segment operating expenses	$1,697.2	$1,610.0	5%	6%	$3,311.3	$3,178.5	4%	5%

Net income	$35.9	$17.5	n.m.	n.m.	$42.7	$0.8	n.m.	n.m.

Adjusted EBITDA	$112.2	$109.0	3%	4%	$191.5	$173.4	10%	11%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Americas revenue in the second quarter of 2025 was $1.8 billion, an increase of $90.7 million or 5% from the second quarter of 2024. This increase was principally driven by 29% growth in Capital markets revenue, primarily due to higher office, industrial and multi-family transactions, as healthy fundamentals, such as improved debt availability and asset pricing corrections, supported a resilient transaction environment. Leasing revenue grew 9% primarily due to higher tenant representation revenue in the office and industrial sectors, as a result of more favorable market conditions than the second quarter of 2024, as well as a relatively higher number of large transactions. Office leasing benefited from return-to-office trends and occupiers across both the office and industrial sectors continue to seek high-quality space. Valuation and other revenue also increased 8%. Services revenue grew 1% compared to the second quarter of 2024. Excluding the impact of the sale of a non-core Services business in August 2024, which accounted for $25.2 million and $20.5 million of facilities management and Gross contract reimbursables revenue, respectively, in the second quarter of 2024, Services and Gross contract reimbursables revenue increased 5% and 6%, respectively, primarily driven by higher facilities services revenue of approximately $15.0 million which grew due to the expansion of existing client mandates.
Fee-based operating expenses of $1.1 billion increased 7% principally due to higher commissions of approximately $45.0 million associated with higher brokerage revenue, as well as higher stock-based compensation expense and cost inflation, partially offset by lower third-party consumables and sub-contractor costs of approximately $18.0 million.
Adjusted EBITDA of $112.2 million decreased $3.2 million or 3% compared to the second quarter of 2024, primarily driven by higher commissions, higher stock-based compensation expense, strategic investments, cost inflation and lower earnings recognized from the Greystone JV, offset by growth in all of our Americas service lines.

Americas: Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Americas revenue in the first half of 2025 was $3.5 billion, an increase of $158.1 million or 5% from the first half of 2024. This increase was principally driven by 11% growth in Leasing revenue, primarily due to higher tenant representation revenue in the office and industrial sectors as a result of more favorable market conditions than the first half of 2024, as well as a relatively higher number of large transactions. Capital markets revenue grew 18% primarily due to office, multi-family and industrial transactions, as improved debt availability and built-up demand continued to positively impact transaction volumes in the first half of 2025. Valuation and other revenue also increased 9%. Services revenue grew 1% compared to the first half of 2024. Excluding the impact of the sale of a non-core Services business in August 2024, which accounted for $51.3 million and $39.0 million of facilities management and Gross contract reimbursables revenue, respectively, in the first half of 2024, Services and Gross contract reimbursables revenue increased 5% and 6%, respectively, primarily driven by higher facilities services revenue of approximately $34.0 million.
Fee-based operating expenses of $2.1 billion increased 5% principally due to higher commissions of approximately $72.0 million associated with higher brokerage revenue, as well as higher stock-based compensation expense and cost inflation, partially offset by lower third-party consumables and sub-contractor costs of approximately $36.0 million.
Adjusted EBITDA of $191.5 million increased $18.1 million compared to the first half of 2024, primarily driven by growth in our Americas Services, Leasing and Capital markets service lines, partially offset by higher stock-based compensation expense, strategic investments, cost inflation and lower earnings recognized from the Greystone JV.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$93.8	$80.0	17%	11%	$166.5	$161.0	3%	1%
Leasing	61.6	53.9	14%	8%	101.0	107.6	(6)%	(9)%
Capital markets	23.7	19.2	23%	16%	41.7	34.7	20%	17%
Valuation and other	44.6	40.6	10%	3%	86.9	84.2	3%	1%
Total service line fee revenue(1)	223.7	193.7	15%	9%	396.1	387.5	2%	0%
Gross contract reimbursables(2)	36.1	28.2	28%	22%	68.6	56.7	21%	19%
Total revenue	$259.8	$221.9	17%	11%	$464.7	$444.2	5%	2%

Costs and expenses:
EMEA Fee-based operating expenses	$199.2	$181.7	10%	4%	$372.4	$367.3	1%	(1)%
Cost of gross contract reimbursables	36.1	28.2	28%	22%	68.6	56.7	21%	19%
Segment operating expenses	$235.3	$209.9	12%	6%	$441.0	$424.0	4%	2%

Net income (loss)	$15.0	$(4.5)	n.m.	n.m.	$(0.4)	$(14.9)	(97)%	(80)%

Adjusted EBITDA	$32.3	$13.2	n.m.	n.m.	$34.3	$22.2	55%	46%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended June 30, 2025 compared to the three months ended June 30, 2024
EMEA revenue in the second quarter of 2025 was $259.8 million, an increase of $37.9 million or 17% from the second quarter of 2024. Excluding the favorable impact of foreign currency of $15.0 million, EMEA revenue increased 11% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 11%, on a local currency basis, primarily due to growth in project management revenue of approximately $11.0 million, with particular strength in France and Italy. Leasing and Capital markets revenue grew 8% and 16%, respectively, on a local currency basis, as a result of more favorable market conditions than the second quarter of 2024. Agency leasing revenue grew with particular strength in Germany and Ireland, and Capital markets revenue grew with particular strength in Germany and Spain. In addition, Valuation and other and Gross contract reimbursables revenue increased 3% and 22%, respectively, on a local currency basis.
Fee-based operating expenses of $199.2 million increased 4%, on a local currency basis, principally due to higher third-party consumables and sub-contractor costs of approximately $9.0 million associated with revenue growth in Services, higher employment costs, as well as cost inflation, partially offset by the favorable impact of foreign currency.
Adjusted EBITDA of $32.3 million increased $19.1 million compared to the second quarter of 2024, primarily driven by growth across all of our EMEA service lines, the favorable impact of foreign currency and the impact of our cost savings initiatives, partially offset by cost inflation.

EMEA: Six months ended June 30, 2025 compared to the six months ended June 30, 2024
EMEA revenue in the first half of 2025 was $464.7 million, an increase of $20.5 million or 5% from the first half of 2024. Excluding the favorable impact of foreign currency of $10.5 million, EMEA revenue increased 2% on a local currency basis. This increase was principally driven by higher Capital markets revenue, which was up 17%, on a local currency basis, as improved debt availability and built-up demand continued to positively impact transaction volumes in the first half of 2025, with particular strength in Germany. Services revenue grew 1%, on a local currency basis, primarily due to higher property management and project management revenue of approximately $3.5 million and $3.0 million, respectively. In addition, Valuation and other and Gross contract reimbursables revenue increased 1% and 19%, respectively, on a local currency basis. Partially offsetting these trends was lower Leasing revenue, which declined 9%, on a local currency basis, due to lower volumes across most markets and the timing of certain large Leasing contracts in the first half of 2024.
Fee-based operating expenses of $372.4 million decreased 1%, on a local currency basis, principally due to the favorable impact of foreign currency of approximately $10.0 million, partially offset by higher employment costs, higher third-party consumables and sub-contractor costs associated with revenue growth in Services, as well as cost inflation.
Adjusted EBITDA of $34.3 million increased $12.1 million or 55% compared to the first half of 2024, primarily driven by growth in our EMEA Services and Capital markets service lines, the favorable impact of foreign currency and the impact of our cost savings initiatives, partially offset by declines in our EMEA Leasing service line and cost inflation.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$186.7	$178.0	5%	5%	$377.4	$368.7	2%	4%
Leasing	42.8	44.2	(3)%	(3)%	74.8	72.6	3%	4%
Capital markets	12.4	11.7	6%	4%	36.3	26.7	36%	35%
Valuation and other	27.9	26.4	6%	5%	50.5	50.5	0%	0%
Total service line fee revenue(1)	269.8	260.3	4%	3%	539.0	518.5	4%	5%
Gross contract reimbursables(2)	150.2	92.4	63%	66%	272.3	175.7	55%	60%
Total revenue	$420.0	$352.7	19%	20%	$811.3	$694.2	17%	19%

Costs and expenses:
APAC Fee-based operating expenses	$256.5	$247.9	3%	3%	$515.2	$502.9	2%	4%
Cost of gross contract reimbursables	150.2	92.4	63%	66%	272.3	175.7	55%	60%
Segment operating expenses	$406.7	$340.3	20%	20%	$787.5	$678.6	16%	18%

Net income (loss)	$6.4	$0.5	n.m.	n.m.	$16.9	$(1.2)	n.m.	n.m.

Adjusted EBITDA	$17.2	$16.7	3%	1%	$32.1	$21.4	50%	48%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended June 30, 2025 compared to the three months ended June 30, 2024
APAC revenue in the second quarter of 2025 was $420.0 million, an increase of $67.3 million or 19% from the second quarter of 2024. Excluding the unfavorable impact of foreign currency of $0.6 million, APAC revenue increased 20% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 5%, on a local currency basis, due to increases in facilities management and facilities services revenue of approximately $6.0 million and $4.0 million, respectively, with strength in Singapore and India, and Gross contract reimbursables revenue which was up 66%, on a local currency basis, primarily due to one significant facilities management contract for which we started providing services across APAC in July 2024. In addition, Capital markets and Valuation and other revenue increased 4% and 5%, respectively, on a local currency basis, due to higher volumes across most markets as a result of more favorable market conditions than the second quarter of 2024, with particular strength in Australia and India. Partially offsetting these trends was lower Leasing revenue, which declined 3%, on a local currency basis, primarily due to the timing of certain Leasing contracts in China in the second quarter of 2024.
Fee-based operating expenses of $256.5 million increased 3%, on a local currency basis, principally due to higher employment costs of approximately $12.0 million and cost inflation.
Adjusted EBITDA of $17.2 million increased $0.5 million or 3% compared to the second quarter of 2024, primarily driven by growth in our APAC Services and Capital markets service lines and the impact of our cost savings initiatives, partially offset by declines in our APAC Leasing service line and cost inflation.

APAC: Six months ended June 30, 2025 compared to the six months ended June 30, 2024
APAC revenue in the first half of 2025 was $811.3 million, an increase of $117.1 million or 17% from the first half of 2024. Excluding the unfavorable impact of foreign currency of $8.2 million, APAC revenue increased 19% on a local currency basis. The increase was principally driven by Capital markets revenue, which was up 35%, on a local currency basis, primarily due to several large transactions in Japan. Services revenue increased 4%, on a local currency basis, due to increases in facilities management revenue of approximately $8.0 million, and Gross contract reimbursables revenue increased 60%, on a local currency basis, primarily due to one significant facilities management contract for which we started providing services across APAC in July 2024. In addition, Leasing revenue increased 4%, on a local currency basis, as a result of more favorable market conditions than the first half of 2024, with particular strength in Australia, Taiwan and Korea.
Fee-based operating expenses of $515.2 million increased 4%, on a local currency basis, principally due to higher employment costs, including higher commissions of approximately $5.0 million associated with higher brokerage revenue, and cost inflation.
Adjusted EBITDA of $32.1 million increased $10.7 million or 50% compared to the first half of 2024, primarily driven by growth in our APAC Services, Leasing and Capital markets service lines, higher earnings recognized from the Onewo JV and the impact of our cost savings initiatives, partially offset by the unfavorable impact of foreign currency and cost inflation.

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
We actively manage our indebtedness through additional refinancings and repricings and since January 1, 2024, we have continued to reduce our leverage. In January and July 2025, the Company repriced the 2030 Tranche-1 and the 2030 Tranche-2 of our Term Loans, respectively, to reduce the applicable interest rates. During the first half of the year, the Company elected to prepay a total of $50.0 million in principal outstanding under the 2030 Tranche-2 of our Term Loans. Additionally, on August 5, 2025, the Company prepaid an additional $150.0 million in principal outstanding under the 2030 Tranche-1 of our Term Loans, using cash on hand, which brought our total year-to-date principal prepayments to $200.0 million. As of June 30, 2025, there are no funded long-term debt arrangements maturing prior to 2028.
As of June 30, 2025, the Company had $1.7 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and availability on our undrawn Revolver of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the six months ended June 30, 2025 were $13.9 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $200.0 million. As of June 30, 2025, the Company had aggregate capital outstanding under this facility of $150.0 million and the unused portion of the facility limit, net of letters of credit, was $16.6 million. On July 2, 2025, the $150.0 million in aggregate capital outstanding was repaid, and on August 4, 2025, the Company received $75.0 million in aggregate capital from this facility. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 13: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Six Months Ended June 30,
Cash Flow Summary	2025	2024
Net cash used in operating activities	$(152.4)	$(103.3)
Net cash provided by investing activities	31.1	56.9
Net cash used in financing activities	(77.6)	(140.5)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	30.3	(9.4)
Total change in cash, cash equivalents and restricted cash	$(168.6)	$(196.3)
Operating Activities
We used $152.4 million of cash from operating activities during the six months ended June 30, 2025, an increase of $49.1 million compared to the six months ended June 30, 2024, primarily driven by higher net working capital used for operations and lower non-cash charges of $9.2 million, offset by an improvement from net loss to net income of $74.5 million from the prior year period. For the six months ended June 30, 2025, we used net working capital for operations of $295.5 million, an increase of $114.4 million compared to the six months ended June 30, 2024. The increase in our use of net working capital was principally driven by lower collections of trade receivables and contract assets of approximately $114.0 million, higher recruiting and retention payments of approximately $38.0 million and higher bonus payments of approximately $38.0 million. These trends in working capital were offset by higher accounts payable of approximately $80.0 million.
Investing Activities
We generated $31.1 million of cash from investing activities during the six months ended June 30, 2025, a decrease of $25.8 million compared to the six months ended June 30, 2024, primarily driven by a decrease in the net capital funding from the facility limit secured by our A/R Securitization of $30.0 million and a $12.0 million increase in cash paid for acquisitions and equity securities, reflecting our continued focus on growth investments. These trends were partially offset by a $8.4 million decrease in capital expenditures.
Financing Activities
We used $77.6 million of cash in financing activities during the six months ended June 30, 2025, a decrease of $62.9 million from the six months ended June 30, 2024, primarily driven by a $50.0 million decrease in principal repayments under our 2018 Credit Agreement and an $8.8 million decrease in payments for deferred and contingent consideration.

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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of June 30, 2025, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 3.25% for the 2030 Tranche-2. In July 2025, we repriced the 2030 Tranche-2 of our Term

Loans, reducing the applicable interest rate by 50 basis points to 1-month Term SOFR plus 2.75%. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
We continually assess interest rate sensitivity to estimate the potential impact of changes in short-term interest rates on our variable rate borrowings, after giving consideration to our interest rate swap agreements. If variable interest rates increased 100 basis points as of June 30, 2025, our annualized results would reflect incremental interest expense of approximately $2.0 million.
Foreign Exchange Risk
During the three months ended June 30, 2025 and June 30, 2024, approximately 31% and 29% of our revenue was transacted in currencies other than USD, respectively. During the six months ended June 30, 2025 and June 30, 2024, approximately 30% and 29% of our revenue was transacted in currencies other than USD, respectively. The following presents our revenue derived from our most significant currencies (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
United States dollar	$1,709.3	69%	$1,622.1	71%	$3,317.3	70%	$3,167.0	71%
Singapore dollar	96.4	4%	79.5	4%	201.1	4%	182.7	4%
Euro	139.3	6%	114.8	5%	238.9	5%	232.4	5%
Australian dollar	131.2	5%	124.9	5%	225.4	5%	222.7	5%
Other(1)	407.7	16%	346.7	15%	785.8	16%	668.0	15%
Total revenue	$2,483.9	100%	$2,288.0	100%	$4,768.5	100%	$4,472.8	100%
(1) All other foreign currencies individually represent less than 4% of total revenue for the periods presented.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. As a result, the strengthening or weakening of the USD will positively or negatively impact our reported results. Holding all other variables constant, the Company assessed the risk of a hypothetical 10% increase in the value of the USD against the Singapore dollar, euro, and Australian dollar for the three months ended June 30, 2025, which would have resulted in a decrease in revenue of approximately $8.8 million, $12.7 million and $11.9 million, respectively. For the six months ended June 30, 2025, a hypothetical 10% increase in the value of the USD against the Singapore dollar, euro, and Australian dollar would have resulted in a decrease in revenue of approximately $18.3 million, $21.7 million and $20.5 million, respectively. These hypothetical calculations estimate the impact of translating results into USD and do not include an estimate of the impact that a 10% change in the USD against other currencies would have had on our foreign operations.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2025 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Completion of the Proposed Redomicile is subject to satisfaction of multiple conditions, including various shareholder approvals and approval of an applicable court under the laws of England and Wales. Meetings to obtain the requisite shareholder votes to approve the Proposed Redomicile were scheduled to be held on July 15, 2025, however, based on the preliminary voting results for those meetings, we decided to adjourn indefinitely one meeting and withdraw the resolutions scheduled for consideration at the other meetings. This decision was intended to allow the Company to engage further with shareholders and gather their feedback and perspectives on the Proposed Redomicile, including the governance changes proposed to be implemented in connection with the Proposed Redomicile. Following such engagement with shareholders, we intend to set a new timeline for obtaining the requisite approvals for the Proposed Redomicile, as well as revise certain governance-related proposals that will be considered by shareholders at new shareholder meetings. We will also send notice of these new shareholder meetings to shareholders and file a new definitive proxy statement and scheme circular in connection with the Proposed Redomicile, each in accordance with applicable U.S. and U.K. laws.
There can be no assurance that the required approvals will be obtained at the new shareholder meetings, and further, our Board of Directors reserves the right to elect to abandon the Proposed Redomicile at any time. If the Proposed Redomicile is not completed for any reason, we may experience negative reactions from the financial markets, which in turn could have a negative impact on our share price. Additionally, a further delay in completing the Proposed Redomicile could divert management attention or cause the Company to lose some or all of the anticipated benefits of the Proposed Redomicile. Even if the Proposed Redomicile is successfully approved and completed, there can be no assurance that we will achieve all of the anticipated benefits, or any of them.

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
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2025, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Third Amended & Restated 2018 Omnibus Management Share and Cash Incentive Plan, effective May 15, 2025*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2025
10.2
Amendment No. 11 to the Credit Agreement, dated as of July 21, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2025
10.3	Strategic Consulting Agreement, dated as of June 19, 2025, by and between Cushman & Wakefield plc and Brett White*	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD PLC

Date: August 5, 2025
/s/ Laurida Sayed
Laurida Sayed
Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)