Form 10-Q
period 2025-09-30
Cushman & Wakefield plc
filed 2025-10-30
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 24, 2025, 231,604,548 of the Registrant’s ordinary shares, $0.10 nominal value per share, were outstanding.

CUSHMAN & WAKEFIELD PLC
QUARTERLY REPORT ON FORM 10-Q
September 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cushman & Wakefield plc
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$634.4	$793.3
Trade and other receivables, net of allowance of $91.7 and $88.7, as of September 30, 2025 and December 31, 2024, respectively	1,434.2	1,352.4
Income tax receivable	89.4	62.1
Short-term contract assets, net	305.4	301.4
Prepaid expenses and other current assets	208.4	181.2
Total current assets	2,671.8	2,690.4
Property and equipment, net	121.5	136.0
Goodwill	2,055.3	1,998.3
Intangible assets, net	664.3	690.1
Equity method investments	720.2	723.6
Deferred tax assets	164.5	93.1
Non-current operating lease assets	286.9	290.1
Other non-current assets	1,006.9	927.6
Total assets	$7,691.4	$7,549.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$129.2	$103.2
Accounts payable and accrued expenses	1,194.7	1,110.5
Accrued compensation	898.5	900.4
Income tax payable	75.0	19.8
Other current liabilities	208.7	196.0
Total current liabilities	2,506.1	2,329.9
Long-term debt, net	2,720.1	2,939.6
Deferred tax liabilities	19.3	12.6
Non-current operating lease liabilities	260.6	270.3
Other non-current liabilities	227.3	241.4
Total liabilities	5,733.4	5,793.8
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Ordinary shares, nominal value $0.10 per share, 800,000,000 shares authorized; 231,604,548 and 229,696,912 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	23.2	23.0
Additional paid-in capital	3,020.4	2,986.4
Accumulated deficit	(875.3)	(985.9)
Accumulated other comprehensive loss	(210.8)	(268.6)
Total equity attributable to the Company	1,957.5	1,754.9
Non-controlling interests	0.5	0.5
Total equity	1,958.0	1,755.4
Total liabilities and shareholders’ equity	$7,691.4	$7,549.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$2,605.9	$2,344.2	$7,374.4	$6,817.0
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	2,152.0	1,911.8	6,068.9	5,619.1
Operating, administrative and other	320.6	314.2	944.7	904.4
Depreciation and amortization	25.8	28.9	78.7	92.6
Restructuring, impairment and related charges	—	14.1	6.5	36.5
Total costs and expenses	2,498.4	2,269.0	7,098.8	6,652.6
Operating income	107.5	75.2	275.6	164.4
Interest expense, net of interest income	(56.0)	(54.9)	(161.5)	(174.4)
(Loss) earnings from equity method investments	(8.6)	12.1	2.7	28.1
Other income, net	2.2	20.6	9.5	25.6
Earnings before income taxes	45.1	53.0	126.3	43.7
(Benefit from) provision for income taxes	(6.3)	19.3	15.7	25.3
Net income	$51.4	$33.7	$110.6	$18.4

Basic earnings per share:
Earnings per share attributable to common shareholders, basic	$0.22	$0.15	$0.48	$0.08
Weighted average shares outstanding for basic earnings per share	231.5	229.3	231.1	228.7
Diluted earnings per share:
Earnings per share attributable to common shareholders, diluted	$0.22	$0.14	$0.47	$0.08
Weighted average shares outstanding for diluted earnings per share	235.9	233.4	233.8	232.1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$51.4	$33.7	$110.6	$18.4
Other comprehensive (loss) income, net of tax:
Designated hedge loss	(9.3)	(28.6)	(25.9)	(20.3)
Pension related adjustments	10.1	(1.9)	7.0	(1.1)
Foreign currency translation	(12.5)	49.0	76.7	14.4
Total other comprehensive (loss) income, net	(11.7)	18.5	57.8	(7.0)
Total comprehensive income	$39.7	$52.2	$168.4	$11.4
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2025 and 2024
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2025	231.5	$23.1	$3,006.2	$(926.7)	$8.6	$(165.9)	$(41.8)	$(199.1)	$1,903.5	$0.6	$1,904.1
Net income	—	—	—	51.4	—	—	—	—	51.4	—	51.4
Stock-based compensation	—	—	13.8	—	—	—	—	—	13.8	—	13.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	0.1	0.4	—	—	—	—	—	0.5	—	0.5
Unrealized gain on hedging instruments, net of tax	—	—	—	—	0.7	—	—	0.7	0.7	—	0.7
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(10.0)	—	—	(10.0)	(10.0)	—	(10.0)
Foreign currency translation	—	—	—	—	—	(12.5)	—	(12.5)	(12.5)	—	(12.5)
Pension related adjustments, net of tax	—	—	—	—	—	—	10.1	10.1	10.1	—	10.1
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2025	231.6	$23.2	$3,020.4	$(875.3)	$(0.7)	$(178.4)	$(31.7)	$(210.8)	$1,957.5	$0.5	$1,958.0

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2024	229.2	$22.9	$2,959.4	$(1,132.5)	$45.3	$(216.2)	$(40.0)	$(210.9)	$1,638.9	$0.6	$1,639.5
Net income	—	—	—	33.7	—	—	—	—	33.7	—	33.7
Stock-based compensation	—	—	10.4	—	—	—	—	—	10.4	—	10.4
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	0.9	—	—	—	—	—	0.9	—	0.9
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(17.2)	—	—	(17.2)	(17.2)	—	(17.2)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(11.4)	—	—	(11.4)	(11.4)	—	(11.4)
Foreign currency translation	—	—	—	—	—	49.0	—	49.0	49.0	—	49.0
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.9)	(1.9)	(1.9)	—	(1.9)
Balance as of September 30, 2024	229.4	$22.9	$2,970.7	$(1,098.8)	$16.7	$(167.2)	$(41.9)	$(192.4)	$1,702.4	$0.6	$1,703.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2025 and 2024
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4
Net income	—	—	—	110.6	—	—	—	—	110.6	—	110.6
Stock-based compensation	—	—	43.7	—	—	—	—	—	43.7	—	43.7
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.9	0.2	(9.7)	—	—	—	—	—	(9.5)	—	(9.5)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(4.9)	—	—	(4.9)	(4.9)	—	(4.9)
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(21.0)	—	—	(21.0)	(21.0)	—	(21.0)
Foreign currency translation	—	—	—	—	—	76.7	—	76.7	76.7	—	76.7
Pension related adjustments, net of tax	—	—	—	—	—	—	7.0	7.0	7.0	—	7.0
Balance as of September 30, 2025	231.6	$23.2	$3,020.4	$(875.3)	$(0.7)	$(178.4)	$(31.7)	$(210.8)	$1,957.5	$0.5	$1,958.0

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Ordinary Shares	Ordinary Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0
Net income	—	—	—	18.4	—	—	—	—	18.4	—	18.4
Stock-based compensation	—	—	22.3	—	—	—	—	—	22.3	—	22.3
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.1	0.2	(8.9)	—	—	—	—	—	(8.7)	—	(8.7)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	13.8	—	—	13.8	13.8	—	13.8
Amounts reclassified from AOCI to the statement of operations	—	—	—	—	(34.1)	—	—	(34.1)	(34.1)	—	(34.1)
Foreign currency translation	—	—	—	—	—	14.4	—	14.4	14.4	—	14.4
Defined benefit plans actuarial loss	—	—	—	—	—	—	(1.1)	(1.1)	(1.1)	—	(1.1)
Balance as of September 30, 2024	229.4	$22.9	$2,970.7	$(1,098.8)	$16.7	$(167.2)	$(41.9)	$(192.4)	$1,702.4	$0.6	$1,703.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$110.6	$18.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	78.7	92.6
Impairment charges	6.5	3.8
Unrealized foreign exchange gain	(5.2)	(0.9)
Stock-based compensation	44.1	22.3
Lease amortization	64.6	67.9
Loss on debt extinguishment	1.4	—
Amortization of debt issuance costs	6.0	5.5
Loss (earnings) from equity method investments, net of distributions received	6.8	(13.4)
Change in deferred taxes	(56.2)	(22.9)
Provision for loss on receivables and other assets	8.1	10.7
Loss on disposition of business	—	17.0
Unrealized loss on equity securities, net	0.7	0.8
Gain from insurance proceeds	—	(17.3)
Other operating activities, net	(20.0)	(21.8)
Changes in assets and liabilities:
Trade and other receivables	(58.3)	61.6
Income taxes payable	28.0	10.6
Short-term contract assets and Prepaid expenses and other current assets	13.6	17.7
Other non-current assets	(112.4)	(14.1)
Accounts payable and accrued expenses	54.5	(56.2)
Accrued compensation	(17.6)	(46.2)
Other current and non-current liabilities	(70.8)	(43.3)
Net cash provided by operating activities	83.1	92.8
Cash flows from investing activities
Payment for property and equipment	(24.4)	(31.7)
Acquisitions of businesses, net of cash acquired	(4.9)	—
Investments in equity securities	(8.5)	(1.5)
Return of beneficial interest in a securitization	(380.0)	(380.0)
Collection on beneficial interest in a securitization	380.0	405.0
Proceeds from disposition of business	—	121.4
Other investing activities, net	8.8	1.1
Net cash (used in) provided by investing activities	(29.0)	114.3
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(10.9)	(10.2)
Payment of deferred and contingent consideration	(6.3)	(17.9)
Repayment of borrowings	(200.0)	(150.0)
Payment of finance lease liabilities	(19.9)	(20.5)
Other financing activities, net	4.0	1.1
Net cash used in financing activities	(233.1)	(197.5)

Change in cash, cash equivalents and restricted cash	(179.0)	9.6
Cash, cash equivalents and restricted cash, beginning of the period	814.6	801.2
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	25.2	2.1
Cash, cash equivalents and restricted cash, end of the period	$660.8	$812.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to amend certain disclosure and presentation requirements. ASU 2023-09 requires entities to disclose disaggregated information within its effective tax rate reconciliation as well as additional information related to income taxes paid, such as the amount paid disaggregated by jurisdiction, among other disclosures. The guidance was effective for annual periods that began after December 15, 2024 and entities may apply the guidance prospectively or retrospectively. The Company will include the required disclosures in the Company’s Annual Report on Form 10-K that will be filed for the current annual period which ends December 31, 2025. The ASU will result in expanded disclosures related to income taxes but will have no impact on the Company’s financial position or results of operations.

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
Measurement of Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). Since the adoption of ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”), entities have been required to reflect forecasts of future economic conditions when estimating expected credit losses, including when estimating credit losses arising from current accounts receivable and current contract assets. ASU 2025-05 provides an optional practical expedient whereby entities may assume that current conditions as of the balance sheet date will not change during the remaining life of current accounts receivable and current contract assets. The expedient may be applied to current accounts receivable and current contract asset balances arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), including assets acquired in a business combination transaction. The guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted and entities that decide to elect the optional practical expedient must apply the expedient prospectively. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes certain aspects of the recognition and disclosure framework for internal-use software costs, including cloud computing arrangements. The ASU removes all references to “development stages” and updates the criteria that must be met for entities to begin capitalizing software costs. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted and the amendments may be applied prospectively, retrospectively or using a modified prospective transition method. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
Derivatives Scope Refinement
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception in ASC Topic 815, Derivatives and Hedging, for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract. Additionally, the ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of Topic 606. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and entities may apply the guidance prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

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
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”), the Chief Executive Officer, for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss (gain) on investments, net, impairment of investments, loss on disposition, acquisition related costs, cost savings initiatives, loss (gain) from insurance proceeds, net, non-operating items related to the Greystone JV (as defined below) and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Three Months Ended September 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$1,923.1	$260.1	$422.7	$2,605.9
Less:
Cost of gross contract reimbursables	$646.6	$35.6	$142.8	$825.0
Direct employment costs	841.8	105.7	114.2	1,061.7
Other direct costs	114.2	38.8	112.3	265.3
Indirect and overhead employment costs	123.9	37.3	29.8	191.0
Other indirect and overhead costs	90.3	27.4	11.9	129.6
Other segment items(1)	(19.6)	(3.0)	(3.7)	(26.3)
Adjusted EBITDA	$125.9	$18.3	$15.4	$159.6

	Three Months Ended September 30, 2024
	Americas	EMEA	APAC	Total
Revenue	$1,750.5	$219.9	$373.8	$2,344.2
Less:
Cost of gross contract reimbursables	$571.8	$28.8	$111.0	$711.6
Direct employment costs	762.5	91.7	106.0	960.2
Other direct costs	112.9	25.6	101.5	240.0
Indirect and overhead employment costs	110.3	30.8	27.7	168.8
Other indirect and overhead costs	95.6	31.8	18.0	145.4
Other segment items(1)	(13.9)	(1.2)	(9.2)	(24.3)
Adjusted EBITDA	$111.3	$12.4	$18.8	$142.5

	Nine Months Ended September 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$5,416.1	$724.7	$1,233.6	$7,374.4
Less:
Cost of gross contract reimbursables	$1,835.4	$104.2	$415.0	$2,354.6
Direct employment costs	2,324.3	299.1	318.7	2,942.1
Other direct costs	347.1	98.3	326.8	772.2
Indirect and overhead employment costs	359.7	97.6	89.8	547.1
Other indirect and overhead costs	274.6	71.0	52.0	397.6
Other segment items(1)	(42.4)	1.9	(16.2)	(56.7)
Adjusted EBITDA	$317.4	$52.6	$47.5	$417.5

	Nine Months Ended September 30, 2024
	Americas	EMEA	APAC	Total
Revenue	$5,085.1	$664.1	$1,067.8	$6,817.0
Less:
Cost of gross contract reimbursables	$1,731.2	$85.5	$286.5	$2,103.2
Direct employment costs	2,147.0	281.6	301.6	2,730.2
Other direct costs	374.0	86.6	325.1	785.7
Indirect and overhead employment costs	322.9	93.4	82.5	498.8
Other indirect and overhead costs	271.3	83.1	51.2	405.6
Other segment items(1)	(46.0)	(0.7)	(19.3)	(66.0)
Adjusted EBITDA	$284.7	$34.6	$40.2	$359.5
(1) Other segment items in the tables above include, for each reportable segment, earnings (loss) from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA. See reconciliation of Net income to Adjusted EBITDA below.

The following table includes a reconciliation of Net income to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$51.4	$33.7	$110.6	$18.4
Adjustments:
Depreciation and amortization	25.8	28.9	78.7	92.6
Interest expense, net of interest income	56.0	54.9	161.5	174.4
(Benefit from) provision for income taxes	(6.3)	19.3	15.7	25.3
Unrealized loss (gain) on investments, net	0.3	(0.9)	0.7	0.8
Impairment of investments	—	—	6.5	—
Loss on disposition	—	5.5	—	19.5
Acquisition related costs	—	—	0.4	—
Cost savings initiatives	—	11.5	—	28.9
Loss (gain) from insurance proceeds, net of legal fees	2.7	(16.5)	2.7	(16.5)
Non-operating items related to the Greystone JV	24.0	—	34.6	—
Other	5.7	6.1	6.1	16.1
Adjusted EBITDA	$159.6	$142.5	$417.5	$359.5

Note 4: Earnings Per Share
Earnings per share (“EPS”) is calculated by dividing Net income by the weighted average shares outstanding. The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS
Net income	$51.4	$33.7	$110.6	$18.4
Weighted average shares outstanding for basic earnings per share	231.5	229.3	231.1	228.7
Basic earnings per share attributable to common shareholders	$0.22	$0.15	$0.48	$0.08
Diluted EPS
Net income	$51.4	$33.7	$110.6	$18.4
Weighted average shares outstanding for basic earnings per share	231.5	229.3	231.1	228.7
Dilutive effect of restricted stock units	4.4	4.1	2.7	3.4
Weighted average shares outstanding for diluted earnings per share	235.9	233.4	233.8	232.1
Diluted earnings per share attributable to common shareholders	$0.22	$0.14	$0.47	$0.08

Note 5: Revenue
Disaggregation of Revenue
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,271.2	$131.2	$334.6	$1,737.0
Leasing	At a point in time	443.5	58.1	43.1	544.7
Capital markets	At a point in time	161.5	24.3	19.4	205.2
Valuation and other	At a point in time or over time	46.9	46.5	25.6	119.0
Total revenue		$1,923.1	$260.1	$422.7	$2,605.9

		Three Months Ended September 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,170.6	$106.6	$292.5	$1,569.7
Leasing	At a point in time	401.8	50.7	46.2	498.7
Capital markets	At a point in time	139.0	20.2	10.8	170.0
Valuation and other	At a point in time or over time	39.1	42.4	24.3	105.8
Total revenue		$1,750.5	$219.9	$373.8	$2,344.2

		Nine Months Ended September 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$3,660.5	$365.5	$982.5	$5,008.5
Leasing	At a point in time	1,177.8	159.2	119.2	1,456.2
Capital markets	At a point in time	449.2	66.0	55.7	570.9
Valuation and other	At a point in time or over time	128.6	134.0	76.2	338.8
Total revenue		$5,416.1	$724.7	$1,233.6	$7,374.4

		Nine Months Ended September 30, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$3,522.0	$323.3	$836.5	$4,681.8
Leasing	At a point in time	1,065.6	158.4	118.9	1,342.9
Capital markets	At a point in time	383.3	54.9	37.5	475.7
Valuation and other	At a point in time or over time	114.2	127.5	74.9	316.6
Total revenue		$5,085.1	$664.1	$1,067.8	$6,817.0
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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	September 30, 2025	December 31, 2024
Short-term contract assets	$327.7	$325.7
Contract asset allowances	(22.3)	(24.3)
Short-term contract assets, net	305.4	301.4

Non-current contract assets	64.4	69.0
Contract asset allowances	(2.9)	(2.2)
Non-current contract assets, net included in Other non-current assets	61.5	66.8

Total contract assets, net	$366.9	$368.2

Contract liabilities included in Accounts payable and accrued expenses	$92.4	$68.0
The amount of revenue recognized during the nine months ended September 30, 2025 that was included in the contract liabilities balance at the beginning of the period was $38.3 million. The Company had no material asset impairment charges related to contract assets in the periods presented.

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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2024	$1,469.2	$309.4	$219.7	$1,998.3
Acquisitions	—	8.8	—	8.8
Effect of movements in exchange rates	1.8	31.3	15.1	48.2
Balance as of September 30, 2025	$1,471.0	$349.5	$234.8	$2,055.3
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
For the nine months ended September 30, 2025 and 2024, no impairments of goodwill were recognized as the estimated fair value of each of the identified reporting units was in excess of its carrying value. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2025
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,278.4	(1,160.1)	118.3
Total intangible assets		$1,824.4	$(1,160.1)	$664.3

		As of December 31, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	5 - 15	1,248.9	(1,104.8)	144.1
Other intangible assets	n/a	15.2	(15.2)	—
Total intangible assets		$1,810.1	$(1,120.0)	$690.1
Amortization expense was $9.9 million and $10.5 million for the three months ended September 30, 2025 and 2024, respectively, and $29.9 million and $36.2 million for the nine months ended September 30, 2025 and 2024, respectively.
No impairments of intangible assets were recorded during the nine months ended September 30, 2025 and 2024.
During the nine months ended September 30, 2024, the Company disposed of customer relationships, net of $67.2 million related to the sale of a non-core Services business. Refer to Note 7: Disposition for additional information.

Note 7: Disposition
There were no dispositions during the nine months ended September 30, 2025.
On June 18, 2024, the Company entered into a purchase agreement with an unrelated third party to sell a non-core Services business that provides a third-party supplier network to support a small portion of our Services clients in the Americas segment (the “Disposal Group”). The Disposal Group was not considered discontinued operations as the sale of the Disposal Group neither represented a strategic shift nor did it have a material impact on the Company’s operations and financial results.
The sale closed on August 1, 2024 and the Company received net cash consideration of $121.4 million. The Company recorded a loss on disposition of $17.0 million for the nine months ended September 30, 2024 within Restructuring, impairment and related charges in the Condensed Consolidated Statements of Operations.

Note 8: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $2.5 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $6.9 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in Other income, net in the Condensed Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	September 30, 2025	December 31, 2024
Greystone JV	$569.0	$585.2
Onewo JV	138.1	126.8
Other investments	13.1	11.6
Total Equity method investments	$720.2	$723.6
The Company recognized (Loss) earnings from equity method investments during the period as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Greystone JV	$(11.0)	$5.0	$(6.9)	$16.1
Onewo JV	1.9	6.7	8.1	9.7
Other investments	0.5	0.4	1.5	2.3
Total (Loss) earnings from equity method investments	$(8.6)	$12.1	$2.7	$28.1
The Company received distributions from equity method investments of $3.9 million and $4.0 million during the three months ended September 30, 2025 and 2024, respectively, and $9.5 million and $14.7 million during the nine months ended September 30, 2025 and 2024, respectively.

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

Interest Rate Derivative Instruments
As of September 30, 2025, the Company’s interest rate hedging instruments consisted of 11 interest rate swap agreements all designated as cash flow hedges, which included five interest rate swaps with a notional amount of $400.0 million expiring on August 21, 2027 and six interest rate swaps with a notional amount of $550.0 million expiring on May 31, 2028.
During the first half of 2025, the Company also elected to terminate a portion of one of its interest rate swap agreements for a notional amount of $200.0 million. The immaterial amount relating to this partially terminated derivative instrument recorded in Accumulated other comprehensive loss was amortized into earnings over the remaining life of the original swap agreement, which expired on August 21, 2025.
The Company previously elected to terminate certain interest rate swap agreements in November 2022 and June 2023. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss was amortized into earnings over the remaining life of the original agreements, which expired on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2025 and December 31, 2024, there were $1.0 million in pre-tax losses and $22.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 10: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $2.5 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized loss of $2.5 million and $5.7 million, and an unrealized gain of $1.9 million and $1.3 million during the three and nine months ended September 30, 2025, respectively. The Company recognized a realized gain of $3.6 million and a realized loss of $3.8 million, and an unrealized gain of $0.8 million and $0.6 million during the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had 31 and 31 foreign currency exchange forward contracts outstanding covering a notional amount of $737.2 million and $559.5 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of September 30, 2025 and December 31, 2024 (in millions):

		September 30, 2025		December 31, 2024
	September 30, 2025	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$950.0	$0.3	$1.3	$11.3	$3.0
Non-designated:
Foreign currency forward contracts	$737.2	$1.6	$0.7	$1.3	$1.7
The fair value of interest rate swap assets is included within Other non-current assets. The fair value of interest rate swap liabilities is included within Other non-current liabilities and Other current liabilities as of September 30, 2025 and December 31, 2024, respectively, based on the termination date of the respective agreements. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.

The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended September 30, 2025
Interest rate cash flow hedges	$(8.6)	$(0.7)	$10.0	$0.7

Three Months Ended September 30, 2024
Interest rate cash flow hedges	$(45.3)	$17.2	$11.4	$(16.7)
(1) Amount is net of related deferred tax benefit of $6.1 million and expense of $1.1 million for the three months ended September 30, 2025 and 2024, respectively.
(2) Amount is net of related deferred tax expense of $0.4 million and benefit of $7.7 million for the three months ended September 30, 2025 and 2024, respectively.
(3) Amount is net of related deferred tax benefit of $5.4 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively.
During the three months ended September 30, 2025 and 2024, gains of $10.0 million and $11.4 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Nine Months Ended September 30, 2025
Interest rate cash flow hedges	$(25.2)	$4.9	$21.0	$0.7

Nine Months Ended September 30, 2024
Interest rate cash flow hedges	$(37.0)	$(13.8)	$34.1	$(16.7)
(1) Amount is net of related deferred tax benefit of $2.5 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Amount is net of related deferred tax benefit of $1.6 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
(3) Amount is net of related deferred tax benefit of $3.8 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025 and 2024, gains of $21.0 million and $34.1 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 10: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	September 30, 2025	December 31, 2024
Collateralized:
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $7.3 million and $9.5 million, respectively	$832.7	$980.5
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $15.6 million and $17.8 million, respectively	931.9	979.7
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $3.8 million and $4.9 million, respectively	646.2	645.1
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $5.1 million and $5.8 million, respectively	394.9	394.2
Finance lease liabilities	33.9	36.4
Total	2,839.6	3,035.9
Less: current portion of long-term debt	(119.5)	(96.3)
Total Long-term debt, net	$2,720.1	$2,939.6
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
In 2024, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-1 and the 2030 Tranche-2, reducing the applicable interest rates. In connection with the amendments, the Company incurred additional debt transaction costs, a portion of which was capitalized and will be amortized over the remaining term of the loan and the remainder of which was recognized directly in Interest expense, net of interest income. In 2024, the Company also elected to prepay the full $192.9 million principal balance of the 2025 Tranche.
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
On July 21, 2025, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-2, reducing the applicable interest rate from 1-month Term SOFR plus 3.25% to 1-month Term SOFR plus 2.75%. There were no other material changes to the terms and conditions of the 2018 Credit Agreement. In connection with the amendment, the Company incurred additional debt transaction costs of $1.5 million, of which $0.3 million were capitalized and will be amortized over the remaining term of the loan and $1.2 million were recognized directly in Interest expense, net of interest income.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. In March and June 2025, the Company elected to prepay $25.0 million and $25.0 million, respectively, in principal outstanding under the 2030 Tranche-2. In August 2025, the Company elected to prepay an additional $150.0 million in principal outstanding under the 2030 Tranche-1.

The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2025, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-2. As of September 30, 2025, the effective interest rates were 7.18% and 7.42% for the 2030 Tranche-1 and the 2030 Tranche-2, respectively.
Revolver
As of September 30, 2025, borrowing capacity under the Revolver was $1.1 billion. Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus 0.10%, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of September 30, 2025 and December 31, 2024.
Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.97% as of September 30, 2025.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 9.09% as of September 30, 2025.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of September 30, 2025 and December 31, 2024.

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

These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, contingent liabilities recorded within Other current liabilities were $99.6 million and $81.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $58.5 million and $59.9 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of September 30, 2025 and December 31, 2024, E&O and other litigation claims were $56.7 million and $56.7 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $101.4 million and $84.6 million, respectively.
The Company had insurance recoverable balances for E&O claims as of September 30, 2025 and December 31, 2024 totaling $0.8 million and $0.8 million, respectively.
Payroll Tax Claims
In a non-U.S. jurisdiction, the Company is currently engaged in a dispute with a local tax authority about the application of tax rules related to certain payroll taxes with respect to two of our subsidiaries for tax years ended 2015 to 2021. The tax authority has claimed the Company owes unpaid employer payroll tax contributions of approximately $66.0 million, plus interest. In addition, we could receive claims for other alleged unpaid income taxes.
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amounts claimed. However, an immaterial liability was recorded during the year ended December 31, 2023, equal to the estimated probable loss for the years under review, and there have been no changes to this estimated liability. The Company continues to assess this matter, and it is reasonably possible that in the near term we may recognize additional liabilities when such additional losses are probable and can be reasonably estimated. As of September 30, 2025, the estimated range of reasonably possible loss, in excess of amounts accrued, is up to $46.0 million, net of tax benefit.
401(k) Nondiscrimination Testing
In 2023, the Company identified irregularities in its historical nondiscrimination testing for a qualified retirement savings plan available to U.S. employees. As of December 31, 2023, to remedy these irregularities, the Company accrued its best estimate of the amount that the Company would need to contribute to the plan in accordance with applicable correction protocols. The Company paid the immaterial corrective contribution to the plan during the first half of 2025.
U.S. Department of Justice Lawsuit
In January 2025, the U.S. Department of Justice (the “DOJ”) added the Company and one of its multifamily subsidiaries, along with other third parties, as defendants to a civil lawsuit that it and the Attorneys General of several states (collectively, the “Co-Plaintiffs”) have filed against RealPage, Inc. The lawsuit relates to the operation and use of RealPage’s revenue management software, which we were at times directed by our clients to use at some of the multifamily properties we manage. The lawsuit is civil in nature and the DOJ is not currently seeking monetary fines or penalties from the defendants. However, some of the Co-Plaintiffs could seek monetary relief under applicable state laws, which amounts, if awarded, are not currently expected to be material to the Company. We disagree with the lawsuit’s allegations and we do not believe that our use of the revenue management software violates U.S. federal or state antitrust laws. Importantly, the Company is not a landlord, does not own any properties, does not set strategy, pricing, or occupancy targets at any properties it manages, and does not independently determine whether or how revenue management software is used at such properties. Certain states have also filed similar, separate lawsuits but our position in relation to those cases is substantially similar to our position in the case with the DOJ. The Company does not expect that the outcome of these disputes will have a material impact on its business, financial condition or results of operations.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 7 years and maximum potential future payments of approximately $142.7 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or non-performance under these guarantees to be remote.

Greystone JV Indemnities
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
GSC is also an approved lender and servicer under the Federal National Mortgage Association (“Fannie Mae”). In the third quarter of 2025, GSC’s lender and servicing agreement with Fannie Mae was modified to increase the loss share obligations for 61 loans delivered on or before July 1, 2025, which had been identified as having certain risk characteristics at origination. This list may be updated periodically to reflect changes, such as the addition of new loans or the removal of loans expected to result in no or limited losses. As of September 30, 2025, two such loans were paid in full with no losses incurred and the remaining loans have recorded loan loss provisions in accordance with ASC 326, as applicable. The Company will continue to assess loan loss provisions as any additional loan losses recorded for this matter could result in potentially material liability for the Greystone JV in future periods.
For the three months ended September 30, 2025, the Greystone JV recorded provision for loan losses of $46.1 million, of which the Company recorded $18.5 million based on its 40% equity interest as part of its Loss on equity method investments. For the nine months ended September 30, 2025, the Greystone JV recorded provision for loan losses of $63.2 million, of which the Company recorded $25.3 million based on its 40% equity interest as part of its Earnings from equity method investments. Any additional potential impact to the Greystone JV as a result of these matters would only impact the Company’s Condensed Consolidated Financial Statements by our 40% equity interest in the Greystone JV.
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
In February 2025, a ruling was issued that valued the loss suffered by the Company in an amount no greater than the policy limits of defendant insurers dismissed from the case prior to trial. As the other defendant insurers who remained in the case were declared to be prevailing parties, the Company will be required to pay their costs, which will be the subject of negotiation. In the third quarter of 2025, the Company recorded an immaterial liability for estimated settlement of these costs.

Note 12: Related Party Transactions
The Company recognized royalty fee income from equity method investments as disclosed in Note 8: Equity Method Investments.
In addition, as of September 30, 2025 and December 31, 2024, the Company had receivables from brokers and other employees of $50.8 million and $47.5 million, respectively, that are included in Prepaid expenses and other current assets, and $446.6 million and $364.5 million, respectively, that are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to brokers and other items such as travel and other advances to employees.

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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of September 30, 2025 and December 31, 2024, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 14: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $2.9 billion and $3.1 billion as of September 30, 2025 and December 31, 2024, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $2.8 billion and $3.0 billion as of September 30, 2025 and December 31, 2024, respectively, which excludes debt issuance costs. Refer to Note 10: Long-Term Debt and Other Borrowings for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in millions):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	29.3	29.3	—	—
Interest rate swap agreements	0.3	—	0.3	—
Foreign currency forward contracts	1.6	—	1.6	—
Total	$32.3	$30.4	$1.9	$—
Liabilities
Deferred compensation plan liabilities	$23.4	$23.4	$—	$—
Interest rate swap agreements	1.3	—	1.3	—
Foreign currency forward contracts	0.7	—	0.7	—
Earn-out liabilities	13.3	—	—	13.3
Total	$38.7	$23.4	$2.0	$13.3

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.1	30.1	—	—
Interest rate swap agreements	11.3	—	11.3	—
Foreign currency forward contracts	1.3	—	1.3	—
Total	$43.7	$31.1	$12.6	$—
Liabilities
Deferred compensation plan liabilities	$26.4	$26.4	$—	$—
Interest rate swap agreements	3.0	—	3.0	—
Foreign currency forward contracts	1.7	—	1.7	—
Earn-out liabilities	13.6	—	—	13.6
Total	$44.7	$26.4	$4.7	$13.6
During the nine months ended September 30, 2025, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2024.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company had the potential to make a maximum of $15.7 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 5 years.

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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2025	2024
Balance as of January 1,	$13.6	$25.6
Purchases/additions	3.1	—
Net change in fair value and other adjustments	0.4	1.7
Payments	(3.8)	(13.1)
Balance as of September 30,	$13.3	$14.2
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of September 30, 2025 and December 31, 2024, our investments in early stage proptech companies had a fair value of approximately $44.6 million and $45.5 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of September 30, 2025 and December 31, 2024, our investments in real estate venture capital funds and co-investment funds had a fair value of approximately $70.9 million and $73.9 million, respectively, and are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income, net in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized an unrealized loss of $0.3 million and $0.7 million, respectively, on our real estate investments. During the three and nine months ended September 30, 2024, the Company recognized an unrealized gain of $0.9 million and an unrealized loss of $0.8 million, respectively, on our real estate investments.

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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of September 30, 2025 and December 31, 2024, the DPP receivable of $330.5 million and $310.9 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the nine months ended September 30, 2025 and 2024, receivables sold under the A/R Securitization were $2.1 billion and $1.9 billion, respectively, and cash collections from customers on receivables sold were $2.1 billion and $1.8 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2025 and December 31, 2024, the outstanding principal on receivables sold under the A/R Securitization was $462.2 million and $437.6 million, respectively.
The A/R Securitization also provides funding from the Purchaser against receivables sold into the program. On August 14, 2025, the Company amended the A/R Securitization to increase the maximum facility limit to $250.0 million. As of September 30, 2025 and December 31, 2024, the Company had aggregate capital outstanding under this facility of $100.0 million and $100.0 million, respectively, and the unused portion of the facility limit, net of letters of credit, was $116.6 million and $100.0 million, respectively. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$634.4	$793.3
Restricted cash recorded in Prepaid expenses and other current assets	26.4	21.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$660.8	$814.6
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid for:
Interest	$165.4	$201.7
Income taxes	44.7	35.2
Operating leases	74.0	86.8
Non-cash investing/financing activities:
Property and equipment additions through finance leases	12.4	13.0
Deferred and contingent payment obligations incurred through acquisitions	5.2	—
Increase in beneficial interest in a securitization	19.6	75.7
Right of use assets obtained through operating leases	59.7	36.2

Note 16: Subsequent Events
The Company has evaluated subsequent events through October 30, 2025, the date on which these financial statements were issued, and identified the following subsequent events to disclose:
On October 21, 2025, the Company amended the 2018 Credit Agreement to (i) decrease the aggregate commitments under the Revolver by $100.0 million, reducing its borrowing capacity from $1.1 billion to $1.0 billion, (ii) extend the maturity date of borrowings under the Revolver from April 28, 2027 to October 21, 2030 and (iii) amend the interest rate applicable to borrowings under the Revolver to 1-month Term SOFR plus an applicable rate varying from 1.75% to 2.75%.
On October 29, 2025, the Company prepaid an additional $100.0 million in principal outstanding under the 2030 Tranche-2 of our Term Loans, using cash on hand, which brought the total year-to-date principal prepayments to $300.0 million. Such amount was included in Short-term borrowings and current portion of long-term debt in the Condensed Consolidated Balance Sheets.

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
•the risk that the Redomiciliation (as defined below) may not be completed or, if completed, may not result in the anticipated benefits to the Company and its shareholders; and
•the other risk factors set forth elsewhere in this Quarterly Report and under Item 1A of Part I of our 2024 Annual Report.
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

Recent Developments and Outlook
Third Quarter Results
•Revenue of $2.6 billion for the third quarter of 2025 increased 11% from the third quarter of 2024.
◦Leasing revenue increased 9%, driven primarily by office and industrial leasing in the Americas.
◦Capital markets revenue increased 21%, driven primarily by strong performance across all asset classes and deal sizes in the Americas.
◦Services revenue increased 6%. Excluding the impact of the sale of a non-core Services business in August 2024, Services revenue increased 7%.
◦Valuation and other revenue increased 12%.
•Net income of $51.4 million for the third quarter of 2025 increased $17.7 million from the third quarter of 2024. Diluted earnings per share for the third quarter of 2025 was $0.22 compared to $0.14 for the third quarter of 2024.
◦Adjusted EBITDA of $159.6 million increased 12% from the third quarter of 2024.
•In July 2025, we repriced the 2030 Tranche-2 of our Term Loans, reducing the applicable interest rate by 50 basis points to 1-month Term SOFR plus 2.75%.
•In August 2025, we elected to prepay $150.0 million in principal outstanding under the 2030 Tranche-1 of our Term Loans.
Year-to-Date Results
•Revenue of $7.4 billion for the nine months ended September 30, 2025 increased 8% from the nine months ended September 30, 2024.
◦Leasing revenue increased 9%, driven primarily by office and industrial leasing in the Americas.
◦Capital markets revenue increased 20%, with strong performance across all segments.
◦Services revenue increased 3%. Excluding the impact of the sale of a non-core Services business in August 2024, Services revenue increased 5%.
◦Valuation and other revenue increased 7%.
•Net income of $110.6 million for the nine months ended September 30, 2025 increased $92.2 million from the nine months ended September 30, 2024. Diluted earnings per share for the nine months ended September 30, 2025 was $0.47 compared to $0.08 for the nine months ended September 30, 2024.
◦Adjusted EBITDA of $417.5 million increased 16% from the nine months ended September 30, 2024.
•Liquidity as of September 30, 2025 was $1.7 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.1 billion and cash and cash equivalents of $0.6 billion.
October 2025 Debt Activity
On October 1, 2025, we repriced the 2030 Tranche-1 of our Term Loans, reducing the applicable interest rate by 25 basis points to 1-month Term SOFR plus 2.50%.
On October 21, 2025, we amended the 2018 Credit Agreement to (i) decrease the aggregate commitments under the Revolver by $100.0 million, reducing its borrowing capacity from $1.1 billion to $1.0 billion, (ii) extend the maturity date of borrowings under the Revolver from April 28, 2027 to October 21, 2030 and (iii) amend the interest rate applicable to borrowings under the Revolver to 1-month Term SOFR plus an applicable rate varying from 1.75% to 2.75%.
On October 29, 2025, we prepaid an additional $100.0 million in principal outstanding under the 2030 Tranche-2 of our Term Loans, which brought our total year-to-date principal prepayments to $300.0 million.

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
Redomiciliation to Bermuda
We are currently seeking to redomicile our parent company and incorporate under the laws of Bermuda in a restructuring effected through a U.K. scheme of arrangement (referred to herein as the “Redomiciliation”). We obtained shareholder approval to effect the Redomiciliation at a series of back-to-back shareholder meetings held on October 16, 2025. Completion of the Redomiciliation remains subject to satisfaction of other conditions, including approval from an applicable U.K. court under the laws of England and Wales. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for more information.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, refer to the Company’s 2024 Annual Report. There have been no material changes to these policies or estimates as of September 30, 2025.
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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized loss (gain) on investments, net, impairment of investments, loss on disposition, acquisition related costs, cost savings initiatives, loss (gain) from insurance proceeds, net, non-operating items related to the Greystone JV and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
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
Unrealized loss (gain) on investments, net represents net unrealized gains and losses on fair value investments.
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
Loss (gain) from insurance proceeds, net of legal fees represents one-time gains related to certain contingent events, such as insurance recoveries, which are not considered ordinary course and which are only recorded once realized or realizable, net of related legal fees or estimated settlements. We exclude such net gains from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods.
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

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$920.2	$865.2	6%	6%	$2,676.8	$2,600.6	3%	3%
Leasing	538.3	492.7	9%	9%	1,437.7	1,324.7	9%	8%
Capital markets	204.7	169.5	21%	20%	569.2	474.3	20%	20%
Valuation and other	117.7	105.2	12%	10%	336.1	314.2	7%	6%
Total service line fee revenue(1)	1,780.9	1,632.6	9%	8%	5,019.8	4,713.8	6%	6%
Gross contract reimbursables(2)	825.0	711.6	16%	16%	2,354.6	2,103.2	12%	12%
Total revenue	$2,605.9	$2,344.2	11%	11%	$7,374.4	$6,817.0	8%	8%

Costs and expenses:
Cost of services provided to clients	$1,327.0	$1,200.2	11%	10%	$3,714.3	$3,515.9	6%	6%
Cost of gross contract reimbursables	825.0	711.6	16%	16%	2,354.6	2,103.2	12%	12%
Total costs of services	2,152.0	1,911.8	13%	12%	6,068.9	5,619.1	8%	8%
Operating, administrative and other	320.6	314.2	2%	1%	944.7	904.4	4%	4%
Depreciation and amortization	25.8	28.9	(11)%	(11)%	78.7	92.6	(15)%	(15)%
Restructuring, impairment and related charges	—	14.1	(100)%	(100)%	6.5	36.5	(82)%	(82)%
Total costs and expenses	2,498.4	2,269.0	10%	10%	7,098.8	6,652.6	7%	7%
Operating income	107.5	75.2	43%	41%	275.6	164.4	68%	65%
Interest expense, net of interest income	(56.0)	(54.9)	2%	1%	(161.5)	(174.4)	(7)%	(8)%
(Loss) earnings from equity method investments	(8.6)	12.1	n.m.	n.m.	2.7	28.1	(90)%	(91)%
Other income, net	2.2	20.6	(89)%	(89)%	9.5	25.6	(63)%	(63)%
Earnings before income taxes	45.1	53.0	(15)%	(18)%	126.3	43.7	n.m.	n.m.
(Benefit from) provision for income taxes	(6.3)	19.3	n.m.	n.m.	15.7	25.3	(38)%	(40)%
Net income	$51.4	$33.7	53%	52%	$110.6	$18.4	n.m.	n.m.
Net income margin	2.0%	1.4%			1.5%	0.3%

Adjusted EBITDA	$159.6	$142.5	12%	11%	$417.5	$359.5	16%	16%
Adjusted EBITDA margin(3)	9.0%	8.7%			8.3%	7.6%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net income to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$51.4	$33.7	$110.6	$18.4
Adjustments:
Depreciation and amortization	25.8	28.9	78.7	92.6
Interest expense, net of interest income	56.0	54.9	161.5	174.4
(Benefit from) provision for income taxes	(6.3)	19.3	15.7	25.3
Unrealized loss (gain) on investments, net	0.3	(0.9)	0.7	0.8
Impairment of investments	—	—	6.5	—
Loss on disposition	—	5.5	—	19.5
Acquisition related costs	—	—	0.4	—
Cost savings initiatives	—	11.5	—	28.9
Loss (gain) from insurance proceeds, net of legal fees	2.7	(16.5)	2.7	(16.5)
Non-operating items related to the Greystone JV	24.0	—	34.6	—
Other(1)	5.7	6.1	6.1	16.1
Adjusted EBITDA	$159.6	$142.5	$417.5	$359.5
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives and non-cash amortization of the A/R Securitization servicing liability.
For the three and nine months ended September 30, 2025, Other also reflects one-time consulting costs associated with the Redomiciliation, costs incurred related to transformative system implementations that may take several years to complete, legal fees and costs associated with an antitrust dispute (see Note 11: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements) and a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024. The long-term incentive awards granted to these four executive officers consisted entirely of performance-based awards in 2024 and they provided for a higher maximum payout than typical awards. This award design structure was unique to 2024 and was not utilized in 2025. We therefore excluded a portion of the non-cash stock-based compensation expense associated with those awards from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods, due to the unique nature of the 2024 awards and because we do not consider it to be a normal, recurring operating expense. For the nine months ended September 30, 2025, these costs were offset by the release of a non-ordinary course compliance reserve, which when originally accrued in a prior period had been excluded from the calculation of Adjusted EBITDA within “Legal and compliance matters”.
For the three months ended September 30, 2024, Other also reflects one-time consulting costs associated with the Company rebranding, professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust dispute and one-time legal and consulting costs associated with a secondary offering of our ordinary shares by our former shareholders. For the nine months ended September 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.

Reconciliation of Total costs and expenses to Segment operating expenses and Fee-based operating expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total costs and expenses	$2,498.4	$2,269.0	$7,098.8	$6,652.6
Depreciation and amortization	(25.8)	(28.9)	(78.7)	(92.6)
Impairment of investments	—	—	(6.5)	—
Loss on disposition	—	(5.5)	—	(19.5)
Acquisition related costs	—	—	(0.4)	—
Cost savings initiatives	—	(11.5)	—	(28.9)
Other, including foreign currency movements(1)	(10.6)	(11.4)	(11.1)	(18.9)
Segment operating expenses	2,462.0	2,211.7	7,002.1	6,492.7
Cost of gross contract reimbursables	(825.0)	(711.6)	(2,354.6)	(2,103.2)
Fee-based operating expenses	$1,637.0	$1,500.1	$4,647.5	$4,389.5
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives, non-cash amortization of the A/R Securitization servicing liability and the effects of movements in foreign currency.
For the three and nine months ended September 30, 2025, Other also reflects one-time consulting costs associated with the Redomiciliation, costs incurred related to transformative system implementations that may take several years to complete, legal fees and costs associated with an antitrust dispute (see Note 11: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements), a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024 (as further discussed above) and estimated settlements related to litigation of an insurance policy claim (see Note 11: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements). For the nine months ended September 30, 2025, these costs were offset by the release of a non-ordinary course compliance reserve, which when originally accrued in a prior period had been excluded from the calculation of Adjusted EBITDA within “Legal and compliance matters”.
For the three months ended September 30, 2024, Other also reflects one-time consulting costs associated with the Company rebranding, professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust dispute and one-time legal and consulting costs associated with a secondary offering of our ordinary shares by our former shareholders. For the nine months ended September 30, 2024, Other also includes non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.

Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Revenue
Revenue of $2.6 billion increased $261.7 million or 11% compared to the three months ended September 30, 2024, primarily driven by strength in the Americas. Leasing revenue increased 9%, principally driven by strong demand for office and industrial leasing in the Americas. Capital markets revenue increased 21%, primarily driven by strong performance across all asset classes in the Americas, and as healthy fundamentals, such as improved debt availability, supported a resilient transaction environment across most major markets, along with growth in EMEA and APAC. Services revenue increased 6%, driven by growth across all sub-service lines, primarily higher facilities services and project management revenue, partially offset by the sale of a non-core Services business in August 2024, which accounted for $9.8 million and $8.6 million of facilities management and Gross contract reimbursables revenue, respectively, in the three months ended September 30, 2024. Excluding the impact of this sale, Services and Gross contract reimbursables revenue increased 7% and 17%, respectively, and total revenue increased 12%. In addition, Valuation and other revenue increased 12%.
Costs of services
Costs of services of $2.2 billion increased $240.2 million or 13% compared to the three months ended September 30, 2024, principally driven by an increase in employment costs of approximately $126.0 million, including higher commissions as a result of higher brokerage revenue, and higher salaries and reimbursed employee costs as a result of higher Services revenue. Similarly, third-party consumables and sub-contractor costs increased approximately $100.0 million as a result of higher Services revenue. Cost of services provided to clients increased 11% and Cost of gross contract reimbursables increased 16%.
Operating, administrative and other
Operating, administrative and other expenses of $320.6 million increased $6.4 million or 2% compared to the three months ended September 30, 2024, primarily driven by an increase in employment costs of approximately $22.0 million, including an increase in stock-based compensation expense attributable to improved vesting expectations for certain previously granted performance-based equity awards, as well as strategic investments and cost inflation, partially offset by the impact of our cost savings initiatives.
Restructuring, impairment and related charges
The Company did not incur any Restructuring, impairment and related charges during the third quarter of 2025. In the third quarter of 2024, Restructuring, impairment and related charges of $14.1 million were primarily driven by a $4.5 million loss on disposition related to the sale of a non-core Services business in the Americas, as well as severance costs of approximately $7.0 million associated with previous cost savings initiatives.
(Loss) earnings from equity method investments
Loss from equity method investments was $8.6 million for the three months ended September 30, 2025 compared to earnings from equity method investments of $12.1 million for the three months ended September 30, 2024. The $20.7 million decline in (loss) earnings from equity method investments was primarily due to a decline of $16.0 million in earnings recognized from our equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”) driven by changes in mix of mortgage loan origination volumes compared to the third quarter of 2024, contributing to a lower value of mortgage servicing rights (“MSRs”), and higher provisions for credit losses for mortgage loans due to expected losses on specific loans and higher risk-sharing obligations. In the third quarter of 2025, the Greystone JV recorded a non-cash provision for loan losses of $46.1 million, of which the Company recorded $18.5 million based on its 40% equity interest which was included within Loss from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future.
Other income, net
Other income, net of $2.2 million decreased $18.4 million compared to the three months ended September 30, 2024, principally driven by a $17.3 million gain from insurance proceeds recognized in the third quarter of 2024 (see Note 11: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further information).

(Benefit from) provision for income taxes
Benefit from income taxes for the third quarter of 2025 was $6.3 million on earnings before income taxes of $45.1 million. For the three months ended September 30, 2024, the provision for income taxes was $19.3 million on earnings before income taxes of $53.0 million. The change from income tax expense to income tax benefit was primarily driven by an approximately $12.5 million release of valuation allowances in the U.K. on certain deferred tax assets, lower earnings before income taxes, as well as changes in the jurisdictional mix of those earnings.
Net income and Adjusted EBITDA
Net income of $51.4 million increased by $17.7 million compared to the three months ended September 30, 2024. Net income margin was 2.0% compared to 1.4% for the three months ended September 30, 2024. The $17.7 million increase in net income was principally driven by growth across all service lines, as well as the impact of our cost savings initiatives. Additionally, the loss on disposition recorded in the third quarter of 2024 contributed to the increase from the prior year period. These favorable trends were partially offset by higher stock-based compensation expense, strategic investments, cost inflation and lower earnings recognized from the Greystone JV, as well as a one-time gain from insurance proceeds recognized in the third quarter of 2024.
Adjusted EBITDA of $159.6 million increased $17.1 million or 12% compared to the three months ended September 30, 2024, driven by the same factors impacting Net income above, with the exception of the loss on disposition, gain from insurance proceeds and the impact of the Greystone JV. Adjusted EBITDA margin, measured against service line fee revenue, was 9.0% for the three months ended September 30, 2025, an increase of 23 basis points from the third quarter of 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Revenue
Revenue of $7.4 billion increased $557.4 million or 8% compared to the nine months ended September 30, 2024, primarily driven by Capital markets and Leasing revenue growth of 20% and 9%, respectively. Capital markets revenue was strong across all segments as improved debt availability and built-up demand continued to positively impact transaction volumes in the nine months ended September 30, 2025, led by the Americas. Leasing revenue increased primarily due to office and industrial leasing in the Americas, including a relatively higher number of large transactions. Services revenue increased 3% compared to the nine months ended September 30, 2024, primarily driven by higher facilities services and project management revenue, partially offset by the sale of a non-core Services business in August 2024, which accounted for $61.1 million and $47.6 million of facilities management and Gross contract reimbursables revenue, respectively, in the nine months ended September 30, 2024. Excluding the impact of this sale, Services and Gross contract reimbursables revenue increased 5% and 15%, respectively, and total revenue increased 10%. In addition, Valuation and other revenue increased 7%.
Costs of services
Costs of services of $6.1 billion increased $449.8 million or 8% compared to the nine months ended September 30, 2024, principally driven by an increase in employment costs of approximately $285.0 million, including higher commissions as a result of higher brokerage revenue, and higher salaries and reimbursed employee costs as a result of higher Services revenue. Similarly, third-party consumables and sub-contractor costs increased approximately $157.0 million as a result of higher Services revenue. Cost of services provided to clients increased 6% and Cost of gross contract reimbursables increased 12%. Total costs of services as a percentage of total revenue was 82% for both the nine months ended September 30, 2025 and 2024.
Operating, administrative and other
Operating, administrative and other expenses of $944.7 million increased $40.3 million or 4% compared to the nine months ended September 30, 2024, primarily driven by an increase in employment costs of approximately $48.0 million, including an increase in stock-based compensation expense attributable to improved vesting expectations for certain previously granted performance-based equity awards and the modification of our non-executive chairman’s awards in 2024 (which reduced expense in the prior year period), as well as strategic investments and cost inflation. These trends were partially offset by the impact of our cost savings initiatives and effective expense management. Operating, administrative and other expenses as a percentage of total revenue was 13% for both the nine months ended September 30, 2025 and 2024.

Restructuring, impairment and related charges
Restructuring, impairment and related charges of $6.5 million decreased $30.0 million compared to the nine months ended September 30, 2024, primarily driven by a $17.0 million loss on disposition recognized in 2024 related to the sale of a non-core Services business in the Americas, as well as a decrease in severance costs of approximately $15.0 million associated with previous cost savings initiatives. These declines were partially offset by an impairment loss on real estate investments of $6.5 million recognized in the first quarter of 2025.
Interest expense, net of interest income
Interest expense of $161.5 million decreased $12.9 million or 7% compared to the nine months ended September 30, 2024, primarily driven by lower outstanding principal balances on our Term Loans following optional principal prepayments made in 2024 and 2025, as well as lower interest rates on our Term Loans compared to the prior year period as a result of our repricings in 2024 and 2025.
Earnings from equity method investments
Earnings from equity method investments of $2.7 million decreased $25.4 million or 90% compared to the nine months ended September 30, 2024, primarily due to a decline of $23.0 million in earnings recognized from our equity method investment in the Greystone JV driven by changes in mix of mortgage loan origination volumes compared to 2024, contributing to a lower value of MSRs, and higher provisions for credit losses for mortgage loans due to expected losses on specific loans and higher risk-sharing obligations. For the nine months ended September 30, 2025, the Greystone JV recorded a non-cash provision for loan losses of $63.2 million, of which the Company recorded $25.3 million based on its 40% equity interest which was included within Earnings from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future.
Other income, net
Other income, net of $9.5 million decreased $16.1 million compared to the nine months ended September 30, 2024, principally driven by a $17.3 million gain from insurance proceeds recognized in the third quarter of 2024 (see Note 11: Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for further information).
Provision for income taxes
Provision for income taxes for the nine months ended September 30, 2025 was $15.7 million on earnings before income taxes of $126.3 million. For the nine months ended September 30, 2024, the provision for income taxes was $25.3 million on earnings before income taxes of $43.7 million. The $9.6 million decrease in income tax expense compared to the nine months ended September 30, 2024 was primarily driven by an approximately $12.5 million release of valuation allowances in the U.K. on certain deferred tax assets. This decline was partially offset by higher earnings before income taxes, predominantly in the U.S. which improved by approximately $69.0 million from the nine months ended September 30, 2024, as well as changes in the jurisdictional mix of those earnings resulting in lower non-deductible losses when compared to the same period in 2024.
Net income and Adjusted EBITDA
Net income of $110.6 million increased $92.2 million compared to the nine months ended September 30, 2024. Net income margin was 1.5% compared to 0.3% for the nine months ended September 30, 2024. The $92.2 million improvement in net income was principally driven by growth in all of our service lines, lower interest expense and lower depreciation and amortization expense, as well as the impact of our cost savings initiatives and effective expense management. Additionally, the loss on disposition recorded in 2024 contributed to the increase from the prior year period. These favorable trends were partially offset by higher stock-based compensation expense, strategic investments, cost inflation and lower earnings recognized from the Greystone JV, as well as a one-time gain from insurance proceeds recognized in the third quarter of 2024.
Adjusted EBITDA of $417.5 million increased $58.0 million or 16% compared to the nine months ended September 30, 2024, driven by the same factors impacting Net income above, with the exception of the loss on disposition, interest expense, depreciation and amortization expense, gain from insurance proceeds and the impact of the Greystone JV. Adjusted EBITDA margin, measured against service line fee revenue, was 8.3% for the nine months ended September 30, 2025, an increase of 69 basis points from the nine months ended September 30, 2024.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized loss (gain) on investments, net, impairment of investments, loss on disposition, acquisition related costs, cost savings initiatives, loss (gain) from insurance proceeds, net, non-operating items related to the Greystone JV and other non-recurring items.

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$631.2	$605.4	4%	4%	$1,844.3	$1,811.2	2%	2%
Leasing	437.9	396.0	11%	11%	1,161.4	1,047.8	11%	11%
Capital markets	161.1	138.5	16%	16%	447.6	381.9	17%	17%
Valuation and other	46.3	38.8	19%	20%	127.4	113.0	13%	13%
Total service line fee revenue(1)	1,276.5	1,178.7	8%	8%	3,580.7	3,353.9	7%	7%
Gross contract reimbursables(2)	646.6	571.8	13%	13%	1,835.4	1,731.2	6%	6%
Total revenue	$1,923.1	$1,750.5	10%	10%	$5,416.1	$5,085.1	7%	7%

Costs and expenses:
Americas Fee-based operating expenses	$1,164.3	$1,071.6	9%	9%	$3,287.1	$3,091.1	6%	7%
Cost of gross contract reimbursables	646.6	571.8	13%	13%	1,835.4	1,731.2	6%	6%
Segment operating expenses	$1,810.9	$1,643.4	10%	10%	$5,122.5	$4,822.3	6%	6%

Net income	$50.8	$41.2	23%	23%	$93.3	$42.0	n.m.	n.m.

Adjusted EBITDA	$125.9	$111.3	13%	13%	$317.4	$284.7	11%	12%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Americas revenue in the third quarter of 2025 was $1.9 billion, an increase of $172.6 million or 10% from the third quarter of 2024. This increase was principally driven by 11% growth in Leasing revenue, with strong demand for office and industrial leasing as a result of more favorable market conditions than the third quarter of 2024, as well as a relatively higher number of large transactions. Office leasing benefited from return-to-office trends and occupiers across both the office and industrial sectors continue to seek high-quality space. Capital markets revenue grew 16%, primarily due to higher office, industrial and multi-family transactions, as healthy fundamentals, such as improved debt availability, supported a resilient transaction environment. Services revenue grew 4%, principally driven by higher facilities services revenue of approximately $12.0 million due to the expansion of existing client mandates, partially offset by the sale of a non-core Services business in August 2024. Excluding the impact of this sale, which accounted for $9.8 million and $8.6 million of facilities management and Gross contract reimbursables revenue, respectively, in the third quarter of 2024, Services and Gross contract reimbursables revenue increased 6% and 15%, respectively. Valuation and other revenue also increased 19%.
Fee-based operating expenses of $1.2 billion increased 9% principally due to higher employment costs of approximately $93.0 million, including higher commissions associated with higher brokerage revenue and higher salaries as a result of higher Services revenue.
Adjusted EBITDA of $125.9 million increased $14.6 million or 13% compared to the third quarter of 2024, primarily driven by growth in all of our Americas services lines, partially offset by strategic investments and cost inflation.

Americas: Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Americas revenue in the nine months ended September 30, 2025 was $5.4 billion, an increase of $331.0 million or 7% from the nine months ended September 30, 2024. This increase was principally driven by 11% growth in Leasing revenue, primarily due to strength in the office and industrial sectors as a result of more favorable market conditions than the nine months ended September 30, 2024, as well as a relatively higher number of large transactions. Capital markets revenue grew 17% primarily due to growth across all asset classes and deal sizes, with particular strength in office, industrial and multi-family sectors, as improved debt availability and built-up demand continued to positively impact transaction volumes in the nine months ended September 30, 2025. Services revenue grew 2%, principally driven by higher facilities services revenue of approximately $46.0 million due to the expansion of existing client mandates, partially offset by the sale of a non-core Services business in August 2024. Excluding the impact of this sale, which accounted for $61.1 million and $47.6 million of facilities management and Gross contract reimbursables revenue, respectively, in the nine months ended September 30, 2024, Services and Gross contract reimbursables revenue increased 5% and 9%, respectively. Valuation and other revenue also increased 13%.
Fee-based operating expenses of $3.3 billion increased 6% principally due to higher employment costs of approximately $220.0 million, including higher commissions of approximately $118.0 million associated with higher brokerage revenue, higher stock-based compensation expense, higher salaries as a result of higher Services revenue, and cost inflation. These trends were partially offset by lower third-party consumables and sub-contractor costs of approximately $47.0 million due to changes in client mix.
Adjusted EBITDA of $317.4 million increased $32.7 million or 11% compared to the nine months ended September 30, 2024, primarily driven by growth in all of our Americas service lines and the impact of our cost savings initiatives, partially offset by higher stock-based compensation expense, strategic investments and cost inflation.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$96.6	$78.2	24%	17%	$263.0	$239.2	10%	6%
Leasing	58.0	50.7	14%	9%	159.0	158.2	1%	(3)%
Capital markets	24.2	20.2	20%	14%	65.9	54.9	20%	16%
Valuation and other	45.7	42.0	9%	3%	132.6	126.3	5%	2%
Total service line fee revenue(1)	224.5	191.1	17%	11%	620.5	578.6	7%	4%
Gross contract reimbursables(2)	35.6	28.8	24%	17%	104.2	85.5	22%	18%
Total revenue	$260.1	$219.9	18%	12%	$724.7	$664.1	9%	6%

Costs and expenses:
EMEA Fee-based operating expenses	$205.9	$177.0	16%	11%	$578.3	$544.1	6%	3%
Cost of gross contract reimbursables	35.6	28.8	24%	17%	104.2	85.5	22%	18%
Segment operating expenses	$241.5	$205.8	17%	12%	$682.5	$629.6	8%	5%

Net income (loss)	$4.3	$(13.5)	n.m.	n.m.	$4.0	$(28.5)	n.m.	n.m.

Adjusted EBITDA	$18.3	$12.4	48%	37%	$52.6	$34.6	52%	43%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Three months ended September 30, 2025 compared to the three months ended September 30, 2024
EMEA revenue in the third quarter of 2025 was $260.1 million, an increase of $40.2 million or 18% from the third quarter of 2024. Excluding the favorable impact of foreign currency of $14.9 million, EMEA revenue increased 12% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 17% on a local currency basis, primarily due to growth in project management revenue of approximately $17.0 million, with particular strength in France and Italy. Leasing and Capital markets revenue grew 9% and 14%, respectively, on a local currency basis, as a result of more favorable market conditions than the third quarter of 2024. Leasing revenue grew with particular strength in the U.K. and Spain and Capital markets revenue grew with strength in the Netherlands. In addition, Valuation and other and Gross contract reimbursables revenue increased 3% and 17%, respectively, on a local currency basis.
Fee-based operating expenses of $205.9 million increased 11% on a local currency basis, principally due to higher employment costs of approximately $19.0 million and higher third-party consumables and sub-contractor costs of approximately $11.0 million associated with revenue growth in Services.
Adjusted EBITDA of $18.3 million increased $5.9 million or 48% compared to the third quarter of 2024, primarily driven by growth across all of our EMEA service lines, the favorable impact of foreign currency and the impact of our cost savings initiatives, partially offset by cost inflation.

EMEA: Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
EMEA revenue in the nine months ended September 30, 2025 was $724.7 million, an increase of $60.6 million or 9% from the nine months ended September 30, 2024. Excluding the favorable impact of foreign currency of $25.3 million, EMEA revenue increased 6% on a local currency basis. This increase was principally driven by higher Services revenue, which was up 6% on a local currency basis, primarily due to higher project management revenue of approximately $20.0 million, with particular strength in France and Italy and as the Company made a proactive effort to exit certain low margin contracts in 2024 as we focus on sustainable growth. Capital markets revenue grew 16% on a local currency basis, as improved debt availability and built-up demand continued to positively impact transaction volumes in the nine months ended September 30, 2025, with particular strength in the U.K. In addition, Valuation and other and Gross contract reimbursables revenue increased 2% and 18%, respectively, on a local currency basis. Partially offsetting these trends was lower Leasing revenue, which declined 3% on a local currency basis, due to lower volumes across most markets and the timing of certain large Leasing contracts in the nine months ended September 30, 2024.
Fee-based operating expenses of $578.3 million increased 3% on a local currency basis, principally due higher employment costs of approximately $28.0 million, higher third-party consumables and sub-contractor costs of approximately $12.0 million associated with revenue growth in Services, as well as cost inflation, partially offset by the favorable impact of foreign currency of approximately $11.0 million.
Adjusted EBITDA of $52.6 million increased $18.0 million or 52% compared to the nine months ended September 30, 2024, primarily driven by growth in our EMEA Services and Capital markets service lines, the favorable impact of foreign currency and the impact of our cost savings initiatives, partially offset by cost inflation and declines in Leasing revenue.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change in USD	% Change in Local Currency	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$192.4	$181.6	6%	6%	$569.5	$550.2	4%	4%
Leasing	42.4	46.0	(8)%	(6)%	117.3	118.7	(1)%	0%
Capital markets	19.4	10.8	80%	84%	55.7	37.5	49%	49%
Valuation and other	25.7	24.4	5%	5%	76.1	74.9	2%	2%
Total service line fee revenue(1)	279.9	262.8	7%	7%	818.6	781.3	5%	6%
Gross contract reimbursables(2)	142.8	111.0	29%	31%	415.0	286.5	45%	48%
Total revenue	$422.7	$373.8	13%	14%	$1,233.6	$1,067.8	16%	17%

Costs and expenses:
APAC Fee-based operating expenses	$266.8	$251.5	6%	7%	$782.1	$754.3	4%	5%
Cost of gross contract reimbursables	142.8	111.0	29%	31%	415.0	286.5	45%	48%
Segment operating expenses	$409.6	$362.5	13%	14%	$1,197.1	$1,040.8	15%	17%

Net (loss) income	$(3.7)	$6.0	n.m.	n.m.	$13.3	$4.9	n.m.	n.m.

Adjusted EBITDA	$15.4	$18.8	(18)%	(16)%	$47.5	$40.2	18%	19%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Three months ended September 30, 2025 compared to the three months ended September 30, 2024
APAC revenue in the third quarter of 2025 was $422.7 million, an increase of $48.9 million or 13% from the third quarter of 2024. Excluding the unfavorable impact of foreign currency of $1.4 million, APAC revenue increased 14% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 6% on a local currency basis, primarily due to increases in facilities management and project management revenue of approximately $5.0 million and $4.5 million, respectively, with strength in India and Greater China, and Gross contract reimbursables revenue, which was up 31% on a local currency basis, primarily due to the expansion of existing client mandates. Capital markets revenue increased $8.6 million, or 84% on a local currency basis, as healthy fundamentals, such as improved debt availability, supported a resilient transaction environment, with particular strength in India and Japan. In addition, Valuation and other revenue increased 5% on a local currency basis. Leasing revenue declined 6% on a local currency basis, primarily due to the timing of certain Leasing contracts in Greater China in the third quarter of 2024, partially offset by strength in Singapore and Australia.
Fee-based operating expenses of $266.8 million increased 7% on a local currency basis, principally due to higher third-party consumables and sub-contractor costs of approximately $11.0 million associated with revenue growth in Services, higher employment costs of approximately $11.0 million and cost inflation.
Adjusted EBITDA of $15.4 million decreased $3.4 million or 18% compared to the third quarter of 2024, primarily driven by lower equity method pick-up recognized from CWVS Holding Limited (the “Onewo JV”) due to the timing of quarterly earnings, and cost inflation, partially offset by growth in our APAC Services and Capital markets service lines and the impact of our cost savings initiatives.

APAC: Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
APAC revenue in the nine months ended September 30, 2025 was $1.2 billion, an increase of $165.8 million or 16% from the nine months ended September 30, 2024. Excluding the unfavorable impact of foreign currency of $9.8 million, APAC revenue increased 17% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 4% on a local currency basis, due to increases in facilities management revenue of approximately $13.0 million, and Gross contract reimbursables revenue, which was up 48% on a local currency basis, primarily due to one significant facilities management contract for which we started providing services across APAC in July 2024, along with the expansion of existing client mandates. Capital markets revenue increased $18.2 million, or 49% on a local currency basis, as improved debt availability and built-up demand continued to positively impact transaction volumes in the nine months ended September 30, 2025, with particular strength in India and Japan. In addition, Valuation and other revenue increased 2% on a local currency basis. Leasing revenue was relatively flat compared to the nine months ended September 30, 2024.
Fee-based operating expenses of $782.1 million increased 5% on a local currency basis, principally due to higher employment costs of approximately $26.0 million, including higher commissions associated with higher brokerage revenue, higher third-party consumables and sub-contractor costs of approximately $12.0 million associated with revenue growth in Services and cost inflation.
Adjusted EBITDA of $47.5 million increased $7.3 million or 18% compared to the nine months ended September 30, 2024, primarily driven by growth in our APAC Services and Capital markets service lines and the impact of our cost savings initiatives, partially offset by the unfavorable impact of foreign currency and cost inflation.

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
We actively manage our indebtedness through additional refinancings and repricings and since January 1, 2024, we have continued to reduce our leverage. In January, July and October 2025, the Company repriced the Term Loans to reduce the applicable interest rates and as of the date of this Quarterly Report, the Company has made total year-to-date principal prepayments of $300.0 million on the Term Loans. On October 21, 2025, the Company also extended the maturity date of borrowings under the Revolver from April 28, 2027 to October 21, 2030. As of the date of this Quarterly Report, there are no long-term debt arrangements maturing prior to 2028.
As of September 30, 2025, the Company had $1.7 billion of liquidity, consisting of cash and cash equivalents of $0.6 billion and availability on our undrawn Revolver of $1.1 billion.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the nine months ended September 30, 2025 were $24.4 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $250.0 million. As of September 30, 2025, the Company had aggregate capital outstanding under this facility of $100.0 million and the unused portion of the facility limit, net of letters of credit, was $116.6 million. On October 2, 2025, the $100.0 million in aggregate capital outstanding was repaid, and on October 28, 2025, the Company received $60.0 million in aggregate capital from this facility. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 14: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Nine Months Ended September 30,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$83.1	$92.8
Net cash (used in) provided by investing activities	(29.0)	114.3
Net cash used in financing activities	(233.1)	(197.5)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	25.2	2.1
Total change in cash, cash equivalents and restricted cash	$(153.8)	$11.7
Operating Activities
We generated $83.1 million of cash from operating activities during the nine months ended September 30, 2025, a decrease of $9.7 million compared to the nine months ended September 30, 2024, primarily driven by higher net working capital used for operations associated with revenue growth compared to the prior year period and lower non-cash charges of $8.8 million, offset by an improvement in net income of $92.2 million. For the nine months ended September 30, 2025, we used net working capital for operations of $163.0 million, an increase of $93.1 million compared to the nine months ended September 30, 2024. The increase in our use of net working capital was principally driven by higher trade receivables and contract assets of approximately $139.0 million offset by higher accounts payable of approximately $110.0 million in line with our revenue growth, as well as higher recruiting and retention payments of approximately $60.0 million.
Investing Activities
We used $29.0 million of cash from investing activities during the nine months ended September 30, 2025 compared to cash generated from investing activities of $114.3 million in the nine months ended September 30, 2024. This $143.3 million decline was primarily driven by proceeds from the sale of a non-core Services business in the third quarter of 2024 of $121.4 million, a decrease in the net capital funding from the facility limit secured by our A/R Securitization of $25.0 million and an $11.9 million increase in cash paid for acquisitions and equity securities, reflecting our continued focus on growth investments. These trends were partially offset by a $7.3 million decrease in capital expenditures.
Financing Activities
We used $233.1 million of cash in financing activities during the nine months ended September 30, 2025, an increase of $35.6 million from the nine months ended September 30, 2024, primarily driven by a $50.0 million increase in principal repayments under our 2018 Credit Agreement, partially offset by an $11.6 million decrease in payments for deferred and contingent consideration.

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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of September 30, 2025, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-2. In October 2025, we repriced the 2030 Tranche-1 of our Term Loans, reducing the applicable interest rate by 25 basis points to 1-month Term SOFR plus 2.50%. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
We continually assess interest rate sensitivity to estimate the potential impact of changes in short-term interest rates on our variable rate borrowings, after giving consideration to our interest rate swap agreements. If variable interest rates increased 100 basis points as of September 30, 2025, our annualized results would reflect incremental interest expense of approximately $8.0 million.
Foreign Exchange Risk
During the three months ended September 30, 2025 and September 30, 2024, approximately 30% and 29% of our revenue was transacted in currencies other than USD, respectively. During the nine months ended September 30, 2025 and September 30, 2024, approximately 30% and 29% of our revenue was transacted in currencies other than USD, respectively. The following presents our revenue derived from our most significant currencies (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
United States dollar	$1,822.6	70%	$1,668.9	71%	$5,139.9	70%	$4,836.0	71%
Singapore dollar	102.8	4%	96.9	4%	304.0	4%	279.6	4%
Euro	139.3	5%	112.2	5%	378.2	5%	344.6	5%
Australian dollar	125.9	5%	109.8	5%	351.3	5%	332.5	5%
Other(1)	415.3	16%	356.4	15%	1,201.0	16%	1,024.3	15%
Total revenue	$2,605.9	100%	$2,344.2	100%	$7,374.4	100%	$6,817.0	100%
(1) All other foreign currencies individually represent less than 4% of total revenue for the periods presented.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. As a result, the strengthening or weakening of the USD will positively or negatively impact our reported results. Holding all other variables constant, the Company assessed the risk of a hypothetical 10% increase in the value of the USD against the Singapore dollar, euro, and Australian dollar for the three months ended September 30, 2025, which would have resulted in a decrease in revenue of approximately $9.3 million, $12.7 million and $11.4 million, respectively. For the nine months ended September 30, 2025, a hypothetical 10% increase in the value of the USD against the Singapore dollar, euro, and Australian dollar would have resulted in a decrease in revenue of approximately $27.6 million, $34.4 million and $31.9 million, respectively. These hypothetical calculations estimate the impact of translating results into USD and do not include an estimate of the impact that a 10% change in the USD against other currencies would have had on our foreign operations.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2025 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There is no guarantee the Redomiciliation will be completed or, if completed, will result in the anticipated benefits to the Company and its shareholders.
Completion of the Redomiciliation is subject to satisfaction of multiple conditions, including approval of an applicable court under the laws of England and Wales. We obtained shareholder approval to effect the Redomiciliation at a series of back-to-back shareholder meetings held on October 16, 2025. However, completion of the Redomiciliation remains subject to other conditions and there can be no assurance that the Company will obtain the necessary U.K. court approvals to proceed with the Redomiciliation, and further, our Board of Directors reserves the right to elect to abandon the Redomiciliation at any time. If the Redomiciliation is not completed for any reason, we may experience negative reactions from the financial markets, which in turn could have a negative impact on our share price. Additionally, a further delay in completing the Redomiciliation could divert management attention or cause the Company to lose some or all of the anticipated benefits of the Redomiciliation. Even if the Redomiciliation is completed, there can be no assurance that we will achieve all of the anticipated benefits, or any of them.

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
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
10.2
Amendment No. 12 to the Credit Agreement, dated as of October 1, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025
10.3
Amendment No. 13 to the Credit Agreement, dated as of October 21, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2025
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

Date: October 30, 2025
/s/ Laurida Sayed
Laurida Sayed
Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)