Form 10-K
period 2025-12-31
Cushman & Wakefield Ltd.
filed 2026-02-19
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to _______________
Commission file number 001-38611

Cushman & Wakefield Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1896559
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street
Hamilton, Bermuda	HM 12
(Address of principal executive offices)	(Zip Code)

+ 1 441 298 3300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.10 par value	CWK	New York Stock Exchange
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

The aggregate market value of the registrant’s common shares as of June 30, 2025 (based upon the closing sale price of the common shares on the New York Stock Exchange on June 30, 2025) held by those persons deemed by the registrant to be non-affiliates was approximately $2.1 billion. Common shares held by each executive officer and director of the registrant and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common shares as of June 30, 2025 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
As of February 13, 2026, the number of the registrant’s common shares outstanding was 231,821,697.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2026 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CUSHMAN & WAKEFIELD LTD.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business.
Cushman & Wakefield Ltd. (together with its subsidiaries, “Cushman & Wakefield,” “the Company,” “we,” “ours” and “us”) is a leading global commercial real estate services firm driven to solve complex problems for real estate occupiers and investors. Led by an experienced executive team, our approximately 53,000 employees in over 350 offices and nearly 60 countries provide exceptional problem-solving, advisory and execution across the built environment, and manage approximately 6.5 billion square feet of commercial real estate globally. Our business is focused on meeting the increasing demands of our clients through comprehensive global offerings including (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. In 2025, 2024 and 2023, we generated revenues of $10.3 billion, $9.4 billion and $9.5 billion, respectively.
Since 2014, we have built a company with the scale and global footprint to effectively serve our multinational and local clients’ needs. Today, Cushman & Wakefield is one of the top three real estate services providers as measured by revenue and workforce. We have gained third-party recognition as a provider and employer of choice, having consistently been named in the top four in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands, and a leading global outsourcing service provider by the International Association of Outsourcing Professionals.
We are a firm built around the belief that Better never settles. As an organization and as individuals, we will never settle for the world that’s been built, but relentlessly drive it forward for our clients, colleagues and communities. Our core values (Driven, Resilient, Inclusive, Visionary and Entrepreneurial) drive our business, create inspiration and help us provide value-added services to the built environment every day.
We have built an integrated and scalable platform that we believe is well positioned to support our growth strategy by focusing on providing effective problem solving through quality advice and execution, continuing to operate with rigor, investing in advanced technologies and innovative practices, and recruiting, developing and retaining top talent.
Our Principal Services and Regions of Operation
Our global presence and integrated platform enable us to provide a broad base of services across geographies. This global footprint, complemented by a full suite of service offerings, positions us as one of a small number of firms able to provide solutions to complex global mandates from large multinational occupiers and investors.
Our business is organized, and we report our operating results, through three geographic segments: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”) representing 73%, 10% and 17% of our 2025 total revenue and 71%, 13% and 16% of our 2025 service line fee revenue, respectively. We operate the following service lines within each of our segments: (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other, representing 66%, 21%, 8% and 5% of our 2025 revenue, respectively, and 51%, 30%, 12% and 7% of our 2025 service line fee revenue, respectively.
By revenue, our largest country was the United States, representing 69%, 71% and 72% of revenue in the years ended December 31, 2025, 2024 and 2023, respectively, followed by Australia, representing 5% of revenue in each of the years ended December 31, 2025, 2024 and 2023, respectively.
Our Service Lines
Services. Our largest service line based on revenue includes property management, facilities management, facilities services and project management services. Revenues in this service line are generally recurring in nature, many through multi-year contracts with relatively high switching costs.
For real estate occupiers, we offer integrated facilities management, portfolio administration, transaction management and strategic consulting. These services are offered individually or through our global occupier services offering, which provides a comprehensive range of bundled services resulting in consistent quality of service and cost savings.
For real estate investors, we offer a variety of property management services, which include client accounting, engineering and operations, lease administration, tenant experience and residential property management.

In addition, we offer globally to both occupiers and investors (i) self-performed facilities services, which include janitorial, maintenance, critical environment management, landscaping and office services, (ii) project management, (iii) workplace consulting and (iv) sustainability services.
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
Leasing. Our second largest service line based on revenue, Leasing, consists of two primary sub-services: owner representation and tenant representation. In owner representation leasing, we typically contract with a building owner on a multi-month or multi-year agreement to provide strategic advice and execution to lease their available space. In tenant representation leasing, we are typically engaged by a tenant to identify and negotiate a lease for them in the form of a renewal, expansion or relocation, or occasionally to enter into a sublease or lease termination if they desire space reduction. We have a higher degree of visibility into Leasing services fees due to contractual renewal dates, leading to renewal, expansion or new lease revenue. In addition, Leasing fees can be somewhat less cyclical as many tenants need to renew or lease space to operate even in difficult economic conditions.
Leasing fees are typically earned after a lease is signed and are calculated as a percentage of the total value of rent payable over the life of the lease.
Capital markets. We represent both buyers and sellers in real estate purchase and sale transactions, and we arrange equity, debt and structured financing supporting real estate purchases. Capital markets fees generated are linked to transactional volume and velocity in the commercial real estate market.
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
Industry Overview and Market Trends
We operate in an industry where the increasing complexity of our clients’ real estate operations drives demand for high quality services providers. The sector also continues to be fragmented among regional, local and boutique providers. This complexity, as well as improvements in several underlying macroeconomic factors, drove growth and continued resilience in many asset classes and service lines in 2025, as evidenced by revenue growth in each of our service lines compared to 2024. Key drivers of revenue growth for the largest commercial real estate services providers, including us, are expected to include:
Increased Complexity in the Built World. Real estate decisions and operations have become increasingly complex, as owners, occupiers and investors need to consider factors such as environmental concerns, flexible work arrangements, commuting patterns, demographics, supply chain considerations and, recently, a more volatile financing environment. Service providers with broader and more diverse offerings and areas of expertise can better meet customer needs in this evolving landscape.
Global Services Providers Create Value in a Fragmented Industry. Clients are choosing to outsource commercial real estate services to global firms that can provide a fully integrated platform. Occupiers and investors continue to consolidate their services provider relationships on a regional, national and global basis to obtain more consistent execution across markets and to benefit from streamlined management oversight of “single point of contact” service delivery. Those few firms with scalable operating platforms are best positioned to improve their profitability and market share as real estate occupiers and investors become increasingly global and require commercial real estate services partners that can match their geographic reach and complex real estate needs.

Demand for Higher Quality Assets. The commercial real estate market continues to experience a “flight-to-quality” trend across property sectors, in which occupiers gravitate towards newer, higher-grade buildings with top-tier amenities. Occupiers are demonstrating a stronger preference for premium assets, as demonstrated in recent years by a higher number of Class A office property leasing transactions in the United States. This shift toward higher-quality space reflects evolving corporate priorities related to building amenities, sustainability and operational efficiency, and may create opportunities for real estate service providers as clients seek to optimize workplace experiences.
Technology and Artificial Intelligence Driving Growth. Across industries, artificial intelligence (“AI”) and automation have begun to drive new investments and innovation. This growth has impacted demand for certain types of commercial real estate, especially data centers, as AI’s physical footprint and its need for power, cooling and connectivity is driving additional demand for these spaces.
Our Competitive Strengths
Our business is designed and built around the goal of providing strategic advice to our clients on how to use real assets to advance their corporate objectives. We believe we are well positioned to capitalize on the growth opportunities and globalization trends in the commercial real estate services industry. We attribute our position to the following competitive strengths:
Global Size and Scale. We believe multinational clients prefer to partner with real estate services providers with the scale necessary to meet their needs across multiple geographies and service lines. Often, this scale is a prerequisite to compete for complex global service mandates. We have invested in our people and technology and built an integrated global platform that provides quality advice and deep sector knowledge to our clients through an extensive network in nearly 60 countries. This scale provides operational leverage, translating revenue growth into increased profitability.
Solutions for a Complex and Evolving Built World. We offer our clients a fully integrated commercial real estate services experience across (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. These services can be bundled into regional, national and global contracts and/or delivered locally for individual assignments to meet the needs of a wide range of client types. We view each interaction with our clients as an opportunity to deliver an exceptional experience by offering a full platform of services, while deepening and strengthening our relationships. Our comprehensive service offerings extend across multiple asset types including office, retail, multifamily, logistics, healthcare, data centers and life sciences.
Our Iconic Brand. The history of our brand is one of the oldest and most respected in the industry. Our founding predecessor firm, DTZ, traces its history back to 1784 with the founding of Chessire Gibson in the U.K. Our brand, Cushman & Wakefield, was founded in 1917 in New York. Today, this pedigree, heritage and continuity continues to be recognized by our clients, employees and the broader industry. We are consistently named in the top four in our industry’s leading brand study, the Lipsey Company’s Top 25 Commercial Real Estate Brands. For the 14th consecutive year, we have been named as a leader in the International Association of Outsourcing Professionals’ top 100 outsourcing professional service firms. In addition, we have been recognized as a Top Ten Military Friendly® Employer for four consecutive years.
Highly Focused Team with a Bias to Action. For years, our people have earned a strong reputation by successfully executing the most iconic and complex real estate assignments in the world. Because of this legacy of excellence, and our leading platform and brand strength, we attract and retain top talent in the industry. We strive to build an engaged workforce with a culture of continuous improvement and to support an environment where opportunity is accessible to all. We provide our employees with training and growth opportunities to support their ongoing success and to stay ahead of industry trends. In addition, we are focused on management development to drive strong operational performance and continuing innovation.
Technology to Improve Client Experience Through Data-Driven Insights. We invest in and leverage technology to empower our advisors, services and research professionals to support client outcomes with data-driven insights, AI-powered information and automation.
Significant Recurring Revenue Resilient to Changing Economic Conditions. In 2025, our Services business, which is recurring and contractual in nature, generated 66% of our total revenue. These revenue streams help provide greater stability to our cash flows and underlying business and are more resilient to changing and challenging economic conditions.

Our Growth Strategy
Our vision is to be recognized as the premier brand in the industry, setting the standard across the built environment by providing effective problem solving through quality advice and execution.
We have strengthened our core operations, established a culture of operating with discipline and increased the level of data we use to make decisions, focusing on profitability and driving long-term growth. We have a balanced portfolio of businesses, generating consistent cash flow and the Cushman & Wakefield brand is well known across the globe.
Our experienced management team is focused on accelerating revenue, enhancing earnings per share, continuing to reduce leverage and recruiting and retaining top talent. To support our vision, we plan to leverage the scale of our global platform and invest in advanced technologies to win new business, retain and expand existing client relationships while moving up the value chain and capture market share in high-growth asset classes, such as data centers. We aim to bring data-driven insights to clients, providing the most insightful and forward-thinking solutions.
In addition, we intend to continue investing in high-caliber talent, creating an environment where they can thrive and drive meaningful impact. By prioritizing our employees, we are building a high-performing company—one that is positioned to seize new opportunities, drive sustainable growth and set the standard for excellence in our industry.

Our approach to client relationships is centered on collaboration and transparency. By building strong partnerships based on trust and mutual respect, we seek to ensure that our clients’ needs are met with the highest level of service and professionalism. With a client-centric operating model, we align ourselves to our clients’ success.
Competition
We compete across various geographies, markets and service lines within the commercial real estate services industry. Each of the service lines in which we operate is highly competitive on a global, national, regional and local level. While we are one of the three largest global commercial real estate services firms, as measured by revenue and workforce, our relative competitive position varies by geography and service line. Depending on the geography or service, we face competition from other commercial real estate services providers, outsourcing companies, in-house corporate real estate departments, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting and consulting firms. Although many of our competitors across our larger service lines are smaller local or regional firms, they may have a stronger presence in certain markets. We are also subject to competition from other large national and multinational firms that have similar service competencies and geographic footprints to ours, including Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE), Colliers International Group Inc. (Nasdaq: CIGI) and Newmark Group Inc. (Nasdaq: NMRK).
Corporate Information
On November 27, 2025, Cushman & Wakefield plc completed a court-approved scheme of arrangement in the U.K., pursuant to which a new Bermudan holding company, Cushman & Wakefield Ltd. became the sole shareholder of Cushman & Wakefield plc and the parent company of the entire group of Cushman & Wakefield companies (the “Redomiciliation”). The Redomiciliation resulted in the Cushman & Wakefield group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. As the parent company, Cushman & Wakefield Ltd. does not conduct any operations other than with respect to its direct and indirect ownership of its subsidiaries.
Our corporate headquarters are located at 225 West Wacker Drive, Suite 3000, Chicago, Illinois 60606. Our website address is www.cushmanwakefield.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report on Form 10-K (this “Annual Report”). All reports required to be filed with the U.S. Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investor Relations section of our website.
Occupier and Investor Clients
Our clients include a full range of real estate occupiers and investors, including tenants, investors and multinational companies in numerous markets, including office, industrial, logistics, multifamily, retail, data centers, life-sciences, healthcare, student housing, self-storage, land and special use. Our clients vary greatly in size and complexity and include for-profit and non-profit entities, governmental entities and public and private companies.

Seasonality
The market for some of our products and services is seasonal, especially in the Leasing and Capital markets service lines. Generally, our industry is focused on completing transactions by calendar year-end, with a high concentration in the last quarter of the calendar year, while certain expenses are recognized more evenly throughout the calendar year. Historically, our revenue and operating income typically tend to be lowest in the first quarter and highest in the fourth quarter of each year. The Services business partially mitigates this intra-year seasonality due to the recurring nature of this service line, which comparatively generates more stable revenues throughout the year. The seasonality of revenue also flows through to net income and cash flow from operations.

Human Capital Resources and Management
We believe our success is built on a workforce that reflects a broad range of perspectives, skills and experiences. By recruiting, developing and retaining top talent throughout the organization, we strengthen our ability to deliver innovative solutions and create meaningful impact for clients and communities alike.
As of December 31, 2025, we had approximately 53,000 employees worldwide – approximately 67% in the Americas, 10% in EMEA and 23% in APAC. Our employees include management, advisors and other sales staff, administrative specialists, valuation specialists, maintenance, landscaping and janitorial personnel, office staff and others. Approximately 7,000 (or 13%) of our employees are covered by collective bargaining agreements, the substantial majority of whom are employed in facilities services. Costs related to approximately 45% of our employees are fully reimbursed by clients.
Culture and Opportunity
We are dedicated to recruiting, developing and retaining the highest-caliber talent. We are committed to creating an environment where opportunity is accessible to all, and where everyone is valued, respected, and empowered to bring their authentic selves to work and perform at their best. Our mission is to cultivate a culture that fosters a deep sense of belonging and engagement. By nurturing an environment of curiosity, continuous learning, growth and belonging, we ensure that every individual has the opportunity to thrive and contribute meaningfully.
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
Learning and Development
We seek to develop a skilled workforce that operates with rigor and outperforms for our clients. To help in that objective, we strive to create a workplace that fosters career progression through a focus on the manager-employee relationship, continuous learning and development and equitable growth opportunities. Our global talent management team supports employees’ career growth through learning programs and professional development while equipping leaders to empower and grow their teams through talent assessment, succession planning and performance reviews. We offer a full suite of learning and development activities through on-the-job training, online learning, mentoring and instructor-led learning modules.
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

Environment and Sustainability
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
Our Environment Policy, available on our website, outlines our commitment to being a responsible steward of the environment. We include sustainability principles in our policies and practices as appropriate, engage employees in our collective efforts and monitor and report our performance.
In 2025, as part of our commitment to science-based climate action, we updated and extended our science-based targets for greenhouse gas (“GHG”) emissions reductions across our value chain, in both our own offices and properties we manage on behalf of clients. These renewed targets are as follows:
•Reduce absolute Scope 1 and 2 emissions across our corporate offices and operations by 73.12% by 2034 (from a 2019 base year);
•Reduce Scope 3 emissions by 66.33% per square foot of managed area for clients by 2034 (from a 2019 base year); and
•Achieve net zero for Scopes 1, 2 and 3 GHG emissions by 2050.
Each of these targets is strategically designed to maximize our ability to create sustainable value both for our clients and our business amidst continually shifting market trends and regulatory landscapes. These targets have been validated by the Science Based Targets initiative (SBTi).
These targets are voluntary, subject to change and should be considered aspirational. See “Risks Related to Our Business and Industry—We face risks related to climate change, including physical and transition risks, and with respect to other environmental conditions” within Item 1A, “Risk Factors” in this Annual Report.
Additional information regarding our environmental practices and progress towards these targets can be found in our 2024 Sustainability Report, available on our website. The information contained on or accessible through our website, including our 2024 Sustainability Report, is not incorporated by reference herein or otherwise made a part of this Annual Report or any of our other filings with the SEC.

Regulation
The brokerage of real estate sales and leasing transactions, property and facilities management, project management, conducting real estate valuation and securing debt for clients, among other service lines, require that we comply with regulations and maintain licenses in the various jurisdictions in which we operate. Some of our service lines are also subject to regulation and oversight by the SEC or other foreign and state regulators or self-regulatory organizations. Like our competitors that operate various service lines in many jurisdictions, we are subject to numerous U.S. federal, state, local and non-U.S. laws and regulations.
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
While management has overseen highly regulated businesses before and we expect to comply with all applicable laws and regulations, no assurance can be given that it will always be the case. See “Risks Related to Our Business and Industry—Our business, financial condition, results of operations and prospects could be adversely affected by our failure to comply with existing and new laws, regulations and licensing requirements applicable to, or maintain adequate insurance coverage for, our Company or service lines” within Item 1A, “Risk Factors” in this Annual Report.

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
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seek,” “strives,” “predict,” “intends,” “plans,” “estimates,” “anticipate,” “target,” “goal,” “projects,” “forecasts,” “shall” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the factors discussed under “Risk Factors” in Part I, Item 1A herein.
The risk factors identified in Part I, Item 1A herein should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report. The forward-looking statements made in this Annual Report are made only as of the date of this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of events or circumstances, new information, future developments or otherwise after the date of this report, except as required by applicable securities laws.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this Annual Report that could cause actual results to differ before making an investment decision to purchase our common shares.
Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

Item 1A. Risk Factors.
An investment in our common shares involves risks and uncertainty, including, but not limited to, the risk factors described below. If any of the risks described below actually occur, our business, financial condition and results of operations could be materially and adversely affected. You should carefully consider the risks and uncertainties described below as well as our audited consolidated financial statements and the related notes (“Consolidated Financial Statements”), when evaluating the information contained in this Annual Report.
Risks Related to Our Business and Industry
Our business is significantly impacted by general macroeconomic conditions and global and regional demand for commercial real estate and, accordingly, our business, results of operations and financial condition could be materially adversely affected by market conditions or macroeconomic challenges.
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. Macroeconomic uncertainty continued in many markets around the world in 2025, including factors such as elevated inflation, international trade policy and new or elevated tariffs, elevated levels of unemployment, changes in interest rates and volatility in foreign currency exchange rates, among other macroeconomic challenges. These factors have in the past, and may in the future, negatively impact our business, and can lead to ongoing volatility within global capital and credit markets and cause delays in certain real estate transaction decisions.
In particular, some of our clients continued to face challenges when attempting to procure credit or financing in 2025 due to challenging lending conditions and higher capital costs. Clients have in the past and may continue in the future to delay real estate transaction decisions until property values and economic conditions further stabilize, or the economic recovery may progress more slowly than we expect, which could continue to reduce the commissions and fees we earn for brokering those transactions. Furthermore, the continuing prevalence of hybrid working models in certain geographies or industries has resulted in structural changes to the utilization of many types of commercial real estate, which could have ongoing repercussions for our business. A delay or stall in any economic recovery, any future uncertainty, weakness or volatility in the credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could further affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines and our overall business, financial conditions and results of operations.
Sociopolitical polarization and changes in political landscapes may pose risks to our business, financial condition and results of operations.
The increasing division and polarization of political ideologies, both in the United States and internationally, could negatively impact our operations. Changes in political landscapes, including changes in government leadership or policy priorities, may result in shifts in legal, regulatory or policy frameworks, which in turn may increase our costs, result in labor challenges, require us to quickly adapt our business practices or result in decreased competitiveness. Political polarization can also influence client behavior and perceptions. If we or our management team are perceived as aligned with a particular political ideology, it may negatively affect our reputation, brand and ability to attract or retain certain clients. Conflicting political ideologies could also lead to workplace challenges, including increased tensions or reduced collaboration, making it more difficult for us to attract or retain key personnel. Additionally, heightened political polarization could escalate into social or civil unrest, posing risks to personnel safety or disrupting our operations. Such unrest could also lead to economic instability and cause unpredictable market conditions that could adversely affect demand for our services and our results of operations, as discussed in further detail above.
Our operations are subject to social, geopolitical and economic risks in different countries.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States and, as a result, we are subject to risks associated with doing business globally. Our international operations expose us to international economic trends as well as foreign government policy measures. Additional circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include the following factors, among others:
•political instability in certain countries, including continued or worsening hostilities, terrorism, rule of law instability, armed conflicts and civil unrest in certain regions;
•difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;

•rising insurance premiums across key coverage areas, which may reduce the availability and affordability of adequate insurance coverage;
•currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits;
•adverse changes in regulatory or tax requirements and regimes or uncertainty about the application of or the future of such regulatory or tax requirements and regimes;
•the responsibility of complying with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions, e.g., with respect to data protection, tariffs and duties, immigration, privacy regulations, corrupt practices, embargoes, taxes, sustainability, trade sanctions, employment and licensing;
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
Our business activities are subject to a number of laws that prohibit corruption, including anti-bribery laws such as the U.S. Foreign Corrupt Practices Act; import and export control laws; and economic and trade sanctions programs, including rules administered by the U.S. Office of Foreign Assets Control. Despite the compliance programs we have in place, we may not be successful in preventing or detecting violations in all circumstances, and violations may result in material fines, penalties, and other costs or sanctions against us. Furthermore, our efforts to comply with developments in these laws may adversely impact our business.
Our operations are subject to foreign currency volatility.
Outside of the United States, we generate earnings in other currencies and our operating performance is subject to fluctuations relative to the U.S. dollar (“USD”). During the year ended December 31, 2025, approximately 30% of our revenue was transacted in currencies other than USD. These currency fluctuations have both positively and adversely affected our results of operations measured in USD in the past and are likely to do so in the future. It can be difficult to compare period-over-period financial statements when the movement in currencies against the USD does not reflect trends in the local underlying business as reported in its local currency. Additionally, due to our changing currency exposures and the volatility of currency exchange rates, we cannot predict the degree to which exchange rate fluctuations will affect our future results of operations.
Significant portions of our revenue and cash flow are seasonal, which could cause our results of operations and liquidity to fluctuate significantly.
A significant portion of our revenue is seasonal, especially for service lines such as Leasing and Capital markets. Historically, our revenue and operating income tend to be lowest in the first quarter and highest in the fourth quarter of each year. The seasonal variance between quarters may result in a mismatch of cash flow needs between quarters and may make it difficult to compare our financial condition and results of operations on a quarter-by-quarter basis. Further, as a result of the seasonal nature of our business, any geopolitical, economic or other disruptions that occur in the fourth quarter may have a disproportionate effect on our financial condition and results of operations. As a result, comparisons of our operating results across periods may not be meaningful. In addition, from time to time we may provide guidance during our quarterly earnings calls, earnings releases, investor days or other communications. Such guidance reflects management’s expectations at the time, which are inherently uncertain. Actual results may differ materially from the guidance we provide.
Our success depends upon our ability to recruit and retain qualified revenue-producing advisors and senior management.
We are dependent upon the retention of our Leasing and Capital markets professionals, who generate a significant amount of our revenues, as well as other revenue-producing professionals. The departure of any of our key personnel, including our senior management, or the loss of a significant number of key revenue-producing advisors, if we are unable to quickly hire and integrate qualified replacements, could materially adversely affect our business, financial condition and results of operations. Competition for these personnel is significant, and our industry is subject to a relatively high turnover of advisors and other key revenue producers, and we may not be able to successfully recruit, integrate or retain sufficiently qualified personnel. Macroeconomic uncertainty, volatility in commercial real estate capital markets and fluctuations in transaction activity may exacerbate these challenges by reducing compensation opportunities for revenue-producing personnel or increasing competitive pressures for talent. In addition, the growth of our business is largely dependent upon our ability to recruit and retain qualified support personnel in all areas of our business.
We and our competitors use equity incentives and sign-on and retention bonuses to help recruit, retain and incentivize key personnel. There is significant competition when it comes to recruiting and retaining revenue-producing personnel, and the expense of such incentives and bonuses may increase, or our willingness to pay them may decrease, and we may therefore be unable to recruit or retain such personnel to the same extent that we have in the past. Any additional decline in, or failure to grow, our common share price may also result in an increased risk of loss of these key personnel. Furthermore, shareholder influence on our compensation practices, including our ability to issue equity compensation, as well as increased regulatory, investor or proxy advisory scrutiny of executive and equity-based compensation, may decrease our ability to offer attractive compensation to key personnel and make recruiting, retaining and incentivizing such personnel more difficult.
In addition, in the event that any of our qualified revenue-producing advisors or senior management leave the Company, we need to successfully implement the succession plans we have in place, which require devoting time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business, financial condition and results of operations.
Failure to maintain and execute information technology strategies could materially and adversely affect our ability to remain competitive in the market.
Our business relies heavily on our ability to deliver services, including our ability to advance our data and digital capabilities, in order to meet the evolving needs of our clients. We continue to make significant investments in new systems and tools to achieve competitive advantages and efficiencies, including increasingly focusing on the adoption and integration of Artificial Intelligence (“AI”), such as generative AI and advanced analytics, into our core service lines. Additionally implementing and maintaining new information technology can be complex, is dependent on the quality and accuracy of data inputs, may require new infrastructure and specialized talent, and may exceed estimated budgets. If we fail to prioritize, properly utilize resources, or implement key technologies that support our workforce and data-driven workflows across service lines, we may experience delays in execution, increased operating costs, inefficiencies in service deliveries and lost business opportunities, which could adversely affect our competitiveness and results of operations.
As technology and market demands continue to evolve, our workforce must adopt new technologies and skills. If we do not effectively upskill or reskill our workforce with the necessary future capabilities, particularly regarding the AI-driven workflows mentioned above, it could further reduce our competitiveness and efficiency.
For a detailed discussion of AI-specific risks, see “Increasing use of AI technologies in our operations and client service offerings presents emerging risks, and the inadequate deployment and governance of these AI technologies could adversely affect our business, reputation, financial condition and results of operations” and “Failure to comply with current and future cybersecurity, AI governance and data privacy laws and regulations and other confidentiality obligations could damage our reputation and materially harm our results of operations” under “Risks Related to Our Business and Industry” in this Item 1A, “Risk Factors” in this Annual Report.
Increasing use of AI and machine learning technologies in our operations and client service offerings presents emerging risks, and the inadequate deployment and governance of such AI Technologies could adversely affect our business, reputation, financial condition and results of operations.
We are increasingly adopting and integrating AI and machine learning technologies (collectively, “AI Technologies”) into our business to support analytics, automation, workflows, decision processes, and other client‑facing and back‑office activities. We expect our reliance on such AI Technologies to continue to grow and current and potential future technological advances in the development and use of AI Technologies may create opportunities for us to provide products and services designed to satisfy client demands. However, if our competitors or other market participants deploy AI technologies more quickly, more effectively, or at lower cost, our competitive position may be adversely affected. Additionally, as AI Technologies continue to improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses. Failure to successfully keep pace with technological change affecting the real estate industry or to maintain current technology and business processes could cause us to lose clients or cause our products and services to be less competitive.

The adoption of AI Technologies within the real estate industry has introduced, and will likely continue to introduce, increased risk of disintermediation, as AI Technologies can provide direct access to information or capabilities that previously required professionals. If AI Technologies enable our clients or partners to replicate elements of our service offerings independently, the demand for our services could decline.
AI Technologies are reliant on the collection and analysis of large amounts of data and complex algorithms. It is possible that the data in such models may contain a degree of inaccuracy and error, potentially to a material degree, and that such data and algorithms could otherwise be inadequate or flawed. As a result, AI Technologies may generate inaccurate, biased, unpredictable, inconsistent or otherwise harmful outputs. Errors or misuse could lead to flawed business decisions, operational disruptions, or client dissatisfaction. These risks are heightened where AI Technologies influence high‑impact services such as leasing, capital markets, valuation and advisory. In addition, the use of AI Technologies could be affected by claims of infringement, misappropriation, or other violations of intellectual property, including based on the use of large datasets used to train AI Technologies or the use of output generated by AI Technologies.
Much of our AI capability relies on third‑party platforms integrated with our proprietary data, and we may be dependent in part on the manner in which those third parties develop their AI Technologies. We may have limited visibility into how these third‑party models are trained, the integrity of their underlying datasets, or the adequacy of embedded controls. Failures or changes in these systems, including errors, unreliable performance, or changes to terms of use, could adversely affect our operations or client services.
Effective internal governance of AI Technologies requires robust data‑quality and governance standards, specialized expertise, compliance processes and effective and evolving controls. Our Board of Directors (“Board”) has oversight over our AI strategy, governance, and enterprise risk management (including disintermediation risk) as it relates to AI Technologies. Despite these efforts, we cannot fully ensure that our governance measures will keep pace with emerging and rapidly evolving global regulations or technology advancements, and we may be exposed to legal, regulatory, compliance or ethical risks. Any failure in the deployment or governance of AI Technologies could adversely affect our reputation, require costly investment to enhance compliance, or expose us to regulatory inquiries, fines, or penalties. For further information on regulatory obligations relating to AI use and data privacy, see “Failure to comply with current and future cybersecurity, AI governance and data privacy laws and regulations and other confidentiality obligations could damage our reputation and materially harm our results of operations” under “Risks Related to Our Business and Industry” in this Item 1A, “Risk Factors” in this Annual Report.
Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could materially harm our business, reputation, financial condition and results of operations.
Our business requires the continued operation of information technology, communication systems and network infrastructure, many of which are supplied by or are dependent upon third-party providers. Our ability to conduct our global business may be materially adversely affected by disruptions to these systems. Information technology and communications systems of ours and our providers are vulnerable to damage or disruption from system malfunctions, telecommunications failure, power loss, fire, computer viruses, cybersecurity attacks, natural disasters, acts of war or terrorism, personnel errors or malfeasance, or other events which are beyond our control. Any of these events could cause system interruption, loss or corruption of critical data and may also disrupt our ability to provide services to our clients. Any such events could also subject us to regulatory investigations, litigation, contractual liability or reputational harm, including under evolving data protection and cybersecurity laws. Furthermore, any such event could result in substantial recovery and remediation costs and liability to clients or other third parties. An event that results in the destruction or disruption of any data centers or critical technology systems we use could severely affect our ability to conduct normal business operations, and, as a result, our future results of operations could be materially adversely affected. Risks relating to unauthorized access or data exposure are further discussed under “A security breach or other threat relating to our information systems could lead to confidential information being exposed which could increase the risk of liability and damage our reputation” under “Risks Related to Our Business and Industry” in this Item 1A, “Risk Factors” in this Annual Report.
Our business relies heavily on the use of software and commercial real estate data, some of which is purchased or licensed from third-party providers, whose uninterrupted availability may be affected by outages, system failures, downtime, disaster-recovery events or other disruptions beyond our control. A material disruption in our ability to access such software and data, including an inability to renew such licenses on the same or similar terms or to provide data to our professionals, clients or vendors, could adversely affect our results of operations and financial condition.

A security breach or other threat relating to our information systems could lead to confidential information being exposed which could increase the risk of liability and damage our reputation.
In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks and via third-party providers. This data includes proprietary business information and intellectual property of ours and of our clients, as well as personally identifiable information (“PII”) of our personnel, clients, contractors and vendors. The secure processing, maintenance and transmission of this information is critical to our operations.
Our information technology and infrastructure may be vulnerable to attacks by various threat actors or to breaches due to personnel error, malfeasance or other disruptions. Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the increased sophistication and activity of hackers, cybercriminals and other external parties. Cybersecurity attacks are becoming more sophisticated and include malicious software (malware), ransomware, phishing and spear-phishing attacks, wire fraud and payment diversion, account and email takeover attacks, attempts to gain unauthorized access to data, and other forms of cybercrime. Like others in our industry, we face ongoing attempts to compromise systems and data. Cybersecurity attacks, including attacks that are not ultimately successful, could lead to unauthorized release of confidential information, remediation costs, fines, litigation or regulatory action against us and significant damage to our reputation. Moreover, the integration of AI by us or by our third-party service providers may pose additional cybersecurity risks, including unauthorized access to data exposure (for more information regarding risks related to our AI technologies and governance, see “Increasing use of AI technologies in our operations and client service offerings presents emerging risks, and the inadequate deployment and governance of these AI technologies could adversely affect our business, reputation, financial condition and results of operations” under “Risks Related to Our Business and Industry” in this Item 1A, “Risk Factors” in this Annual Report). Further, other incidents of theft, loss, disclosure, corruption, exposure, misappropriation, or misuse of PII or proprietary business data, whether resulting from personnel error, personnel malfeasance or otherwise, could similarly result in adverse effects on our business operations and financial condition.
Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result we have less direct control over certain of our data and information technology systems. We also engage other third parties to support the services we perform for our clients. Any such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified, and which could materially adversely affect our reputation or financial condition or results of operations.
Failure to comply with current and future cybersecurity, AI governance and data privacy laws and regulations and other confidentiality obligations could damage our reputation and materially harm our results of operations.
Certain laws, regulations and standards across the globe impose requirements regarding cybersecurity, AI governance, data privacy and the security of information maintained by us, our clients and our vendors, as well as increasing reporting obligations in the event of a material cybersecurity incident. These laws and regulations are increasing in scope, complexity and number across the different jurisdictions in which we operate, which require significant resources and attention and have resulted in greater compliance risks for us. In particular, several jurisdictions are developing or have adopted regulations regarding AI that may impose restrictions, or documentation, monitoring, transparency, reporting and governance requirements on our operations and on our vendors that process data on our behalf. Failure to comply with these obligations could result in investigations, fines and other penalties, increased regulatory scrutiny and diversion of management attention.
If confidential information, including material nonpublic information or PII we or our vendors and suppliers maintain or process on our behalf, is inappropriately disclosed due to a cybersecurity breach, or if any person negligently disregards or intentionally breaches our policies, contractual commitments or other controls with respect to such data, we may incur substantial liabilities to our clients or be subject to fines or penalties imposed by governmental authorities. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.
The concentration of business with specific corporate clients can increase business risk, and our business can be adversely affected by a loss of certain of these clients.
We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from performing a broader range of services for the same client. Although our client portfolio is currently highly diversified, as we continue to grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. Having an increasingly concentrated base of large corporate clients can lead to greater or more concentrated risks if, among other possibilities, any such client (1) experiences its own financial problems or becomes insolvent, which can lead to our failure to be paid for services we have provided; (2) reduces its operations or its real estate facilities; (3) changes its real estate strategy, such as no longer outsourcing its real estate operations; (4) changes its providers of real estate services; or (5) merges with another corporation or otherwise undergoes a change of control.
Competitive conditions, particularly in connection with large clients, may require us to compromise on certain contract terms relating to the payment of fees, the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations and other contractual terms, or in connection with disputes or potential litigation. If competitive pressures lead us to accept higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients could increase and may not be fully covered by insurance, which could adversely affect our business, financial condition and results of operations.
Our brand and reputation are key assets of our company and will be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, whether or not accurate or material, could erode trust and confidence in us, damage our reputation or make it difficult for us to attract or retain clients. Unfavorable perceptions of our brand and reputation could also make it more difficult to attract and retain talented personnel. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including the personal conduct of individuals associated with our brand, handling of client complaints, conflicts of interest, regulatory compliance, the use and protection of sensitive information, and from actions taken by regulators or others in response to any such conduct. The increased use of social media and digital platforms may amplify the speed and scope of reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor may be attributed to us, thus damaging our reputation and brand value and increasing the attractiveness of our competitors’ services. Also, actions of our joint venture and strategic partners or our alliance and affiliate firms may adversely affect the value of our investments, result in litigation or regulatory action against us, or otherwise damage our reputation and brand. Negative perceptions or publicity could materially and adversely affect our results of operations and financial condition. For other operational and security risks from our reliance on these third parties, see “Interruption or failure of our information technology, communications systems or data services could impair our ability to provide our services effectively, which could materially harm our business, reputation, financial condition and results of operations” and “A security breach or other threat relating to our information systems could lead to confidential information being exposed which could increase the risk of liability and damage our reputation” under “Risks Related to Our Business and Industry” in this Item 1A, “Risk Factors” in this Annual Report.
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
We have numerous local, regional and global competitors across all of our service lines and the geographies that we serve, and our inability to effectively coordinate and cross-sell our services could lead to significant future competition.
We operate in a highly competitive environment across all of our service lines and geographies. Our business depends in part on our ability to collaborate across service lines, including effective cross-selling, joint marketing and the sharing of technical expertise, in order to deepen client relationships, increase wallet share and differentiate our platform and service offerings. If we are unable to effectively execute our cross-selling strategy, our ability to attract new clients, retain existing clients and expand the scope of services provided to those clients may be adversely affected.
We compete for business across a variety of service lines within the commercial real estate services industry, including Services (including property, facilities, and project management), Leasing, Capital markets (including representation of both buyers and sellers in real estate sales transactions and the arrangement of equity, debt and structured financing), Valuation and advisory on real estate appraisals and debt and equity decisions. Our relative competitive position varies significantly across geographies, property types and service lines. Depending on the geography or service, we face competition from other commercial real estate services providers, outsourcing companies, in-house corporate real estate departments, institutional lenders, insurance companies, investment banking firms, investment managers, accounting firms and consulting firms. Further industry consolidation could result in larger or more specialized competitors that are better positioned to compete for clients or specific mandates.
In addition, our business depends on long-term client relationships and revenues generated under service agreements, many of which may be terminated by clients for convenience on short notice or without notice. In a competitive market, if we are unable to maintain client relationships, renew existing agreements or replace terminated agreements, or expand services provided to existing clients, our business, results of operations and financial condition could be materially adversely affected.
Infrastructure disruptions may impede our ability to manage real estate for clients.
The buildings we manage for clients, which include some of the world’s largest office properties, logistics facilities and retail centers, are used by numerous people daily. We also manage certain critical facilities (including data centers) that our clients rely on to serve the public and their customers, where unplanned downtime could disrupt their businesses or even impact public safety. Events like fires, earthquakes, tornadoes, hurricanes, floods, other natural disasters, global health crises, building defects, terrorist attacks, mass shootings, government intervention or property seizure could result in significant damage to property and infrastructure as well as personal injury or loss of life, which could disrupt our ability to effectively manage client properties. Further, to the extent we are held to have been negligent in connection with our management of such affected properties, we could incur significant financial liabilities and reputational harm.
Our historical growth has benefited from mergers, acquisitions and investments, which may not perform as expected, and similar opportunities may not be available in the future.
Historically, a significant component of our growth has been generated by mergers and acquisitions (“M&A”). Any future growth through M&A will depend in part upon the continued availability of suitable acquisition targets at favorable prices and on favorable terms, as well as sufficient funds from our cash on hand, cash flow from operations, or equity or debt financing, any of which may not be available to us. At times, we may not have the ability and resources to identify, evaluate and manage every M&A opportunity and may miss out on potentially beneficial opportunities. In addition, if we incur additional indebtedness or prioritize M&A over optional debt repayments, the risks associated with our leverage could increase. See “Risks Related to Our Indebtedness,” below. Additionally, we complete M&A with the expectation they will result in various benefits such as enhanced revenues, strengthened market position or cost synergies, but these results are not guaranteed. Failure to achieve the anticipated benefits of any completed M&A could adversely affect our business, financial condition and results of operations.
We have also entered into strategic partnerships, alliances, investments and joint ventures from time to time to conduct certain businesses or to operate in certain geographies, and we will consider doing so in appropriate situations in the future. These arrangements involve many of the same risks as M&A, but in addition we may not have the ability to direct the management or policies of a partnership, alliance firm, investment or joint venture, particularly if we are the minority owner. In addition, certain of our strategic investments are funded with corporate capital, which exposes us to greater risk of loss than our traditional real estate services activities, as we bear the risk that these investments will not be able to generate sufficient cash flows for us to fully recover our capital contributions.
Certain of our previous investments have not generated the return or positive impact on our business that we originally expected. If other such partnerships act contrary to our interests, or otherwise fail to perform as expected in the future, it could harm our brand, business, financial condition and results of operations.
Our goodwill or our equity method investments could become impaired, which may require us to take significant non-cash charges against earnings.
Under current accounting guidelines, we must assess at least annually for goodwill and at least quarterly for equity method investments, and potentially more frequently, whether the value of our goodwill or equity method investments has been impaired. Any impairment of goodwill or equity method investment as a result of such analysis would result in a non-cash charge against earnings, and such charge could materially adversely affect our reported results of operations, shareholders’ equity and our common share price. For example, in the fourth quarter of 2025, we recognized an other-than-temporary impairment loss related to our equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”) which negatively affected our results of operations. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment, slower growth rates or the decline of our common share price below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. Similarly, a significant and sustained decline in the future operating results or cash flows of the underlying equity method investee, or a significant adverse change in the economic or regulatory environment that may have an adverse effect on fair value could result in the need to perform additional other-than-temporary impairment analyses on equity method investments in future periods. If we were to conclude that a future write-down of goodwill or equity method investments is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.
Our business, financial condition, results of operations and prospects could be adversely affected by our failure to comply with existing and new laws, regulations and licensing requirements applicable to, or maintain adequate insurance coverage for, our Company or service lines.
We are subject to numerous U.S. federal, state, local and non-U.S. laws and regulations specific to our different service lines. Many of the services we provide (including brokerage of real estate sales and leasing transactions, property and facilities management, project management, conducting real estate valuation and securing debt for clients, among other service lines) require that we comply with regulations and maintain licenses in the various jurisdictions in which we operate. The Company and certain of our subsidiaries and service lines are subject to regulation and oversight by the SEC and NYSE or other foreign and state regulators or self-regulatory organizations. If we or our personnel conduct regulated activities without a required license, or otherwise violate applicable laws and regulations, we could be required to pay fines or return commissions, have a license suspended or revoked, or be subject to other adverse action. Licensing requirements could also impact our ability to engage in certain types of transactions or businesses or affect the cost of conducting business.
We are also subject to laws of broader applicability, such as environmental, tax (including income and payroll), antitrust and employment laws and anti-bribery, anti-money laundering and anti-corruption laws. Failure to comply with these requirements could result in the imposition of significant fines by governmental authorities, awards of damages to private litigants and significant amounts paid in legal fees or settlements of these matters. Further, new or revised legislation or regulations applicable to our business, both within and outside of the United States, may have an adverse effect on our business, including increasing the cost of conducting business or preventing us from engaging in certain types of transactions.
Furthermore, we maintain various types of insurance as part of our risk management strategy and to satisfy the requirements of many of our contracts. In recent years, the insurance market has been characterized by higher premiums, diminished capacity and more conservative underwriting. If these market conditions continue in future, or if we experience an increase in the number or severity of claims incurred, insurance carriers may be unwilling to provide our current levels of coverage in the future without a significant increase in insurance premiums, self-insured retention limits, or collateral requirements to cover our obligations to them. The occurrence of these types of changes to our insurance policies, as well as the occurrence of insurance claims higher than our estimates, could adversely affect our business, financial condition and results of operations.
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
In addition, changes in tax laws or regulations and multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (the “OECD”), including the “Pillar Two” initiative, increase tax uncertainty and could impact our effective tax rate and provision for income taxes. For example, in response to the Pillar Two initiative, Bermuda enacted the Bermuda Corporate Income Tax Act 2023, which became effective for tax years starting on January 1, 2025. Such legislation and initiatives (or other action items provided by the OECD) could have an impact on our results of operations and financial position in the future as resulting tax laws continue to go into effect.

Bermuda’s limited network of international tax treaties may present an incremental tax risk.
The Company is a Bermuda exempted company intended to be an income tax resident solely in Bermuda. Bermuda has no comprehensive income tax treaties and only a very limited number of special purpose tax treaties. Following the Redomiciliation, certain tax treaty benefits may not be available with respect to various intercompany distributions and other intercompany transactions or dispositions that were historically available to us as a company formerly incorporated in England and Wales and operated to minimize or eliminate withholding and other taxes. This may impact our ability to make intercompany distributions or engage in other intercompany transactions, subject us to material withholding or other taxes and adversely impact our cash flows and liquidity.
A failure by third parties to comply with contractual, regulatory or legal requirements could result in economic or reputational harm to us.
We rely on third parties, including subcontractors, to perform activities on behalf of our organization in order to improve quality, increase efficiencies, cut costs and lower operational risks across our business and the services we provide. We have instituted a Global Vendor/Supplier Integrity Policy, which sets out the standards of conduct we expect our vendors and suppliers to uphold. Our contracts with these third parties typically impose contractual obligations to comply with our policies. In addition, we leverage technology and service providers to help us screen vendors, with the aim of gaining a deeper understanding of the compliance, data privacy, health and safety and other risks posed to our business by potential and existing vendors, as applicable. However, these policies, contractual provisions and screening processes may not prevent or detect all instances of third-party noncompliance, misconduct or failure. If our third parties do not meet contractual, regulatory or legal requirements, or do not have the proper safeguards and controls in place, we could be exposed to increased operational, regulatory, financial or reputational risks. Further, a failure by third parties to comply with service level agreements or to otherwise provide services in a high-quality and timely manner could result in economic or reputational harm to us. In addition, these third parties face their own technology, operating and economic risks, and any significant failures by them could cause damage to our reputation and harm to our business.
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
Additionally, we face climate-related transition risks, including shifts in market preferences toward low carbon solutions and sustainable products and services. If we do not continue to develop and maintain effective strategies, operational practices, solutions and technologies to help clients meet stricter environmental regulations or their own sustainability goals, we may not be able to compete effectively for certain business opportunities in the future.
Further, changes in environmental laws or regulations across the globe, including emissions and other climate-related reporting requirements, which could result in us being subject to differing requirements in multiple jurisdictions, increase our sustainability compliance and reporting costs or increase the risk that we are subject to litigation or government enforcement actions. For example, in 2025, we incurred costs in preparing for the Corporate Sustainability Reporting Directive in the European Union (“EU”), other climate-related directives in the EU and climate disclosure rules in the State of California and, as we become subject to phased in requirements, these regimes are expected to increase our sustainability compliance and reporting costs.
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
We are party to a credit agreement (as amended from time to time, the “2018 Credit Agreement”) which governs $1.7 billion in aggregate principal amount of outstanding term loans (the “Term Loans”), a $1.0 billion revolving credit facility (the “Revolver”) under which no funds are currently drawn, and any future indebtedness issued thereunder. We are also subject to an indenture governing $650.0 million in aggregate principal amount of 6.750% senior secured notes due in 2028 (the “2028 Notes”) and an indenture governing $400.0 million in aggregate principal amount of 8.875% senior secured notes due in 2031 (the “2031 Notes” and, together with the 2028 Notes, the “Senior Secured Notes”). The 2018 Credit Agreement as well as the indentures governing the Senior Secured Notes (the “Senior Note Indentures”) impose operating and other restrictions on us and many of our subsidiaries. Specifically, these restrictions may affect and, in many respects, limit or prohibit, our ability to:
•plan for or react to market conditions;
•meet capital needs or otherwise carry out our activities or business plans; and
•finance ongoing operations, strategic M&A, investments or other capital needs or engage in other business activities that would be in our interest, including:
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
In addition, under certain circumstances we will be required to satisfy and maintain a specified financial ratio under the 2018 Credit Agreement. See Note 11: Long-Term Debt and Other Borrowings of the Notes to the Consolidated Financial Statements for additional information. Our ability to comply with the financial ratio and the other terms of the 2018 Credit Agreement and the Senior Note Indentures can be affected by events beyond our control, including prevailing economic, financial market and industry conditions, and we cannot give assurance that we will be able to comply when required. These terms could have an adverse effect on our business by limiting our ability to take advantage of financing, M&A, capital expenditures or other opportunities.
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
We have a substantial amount of indebtedness. As of December 31, 2025, our total indebtedness, including finance lease liabilities, was approximately $2.7 billion. This level of indebtedness increases the possibility that we may be unable to make required payments and satisfy our other obligations when they become due. Our ability to pay interest and required principal payments on our indebtedness primarily depends upon cash flows generated by our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments and reduce our level of indebtedness over time. If we are unable to satisfy our obligations with respect to our indebtedness, including compliance with restrictive covenants in the agreements governing our indebtedness, it could trigger an event of default under such agreements, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•require us to dedicate a portion of our cash flow to payments on our indebtedness, thereby reducing cash available to fund working capital, capital expenditures and M&A and impeding our ability to fund growth initiatives;
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
•limit our ability to borrow additional amounts for capital expenditures, M&A, execution of our business strategy or other purposes; and
•cause us to pay higher interest rates if we need to refinance our indebtedness at a time when prevailing market interest rates are unfavorable.
Any of the above listed factors could have a material adverse effect on our business, prospects, results of operations and financial condition.
In 2024 and 2025, the U.S. Federal Reserve lowered interest rates, which contributed to improved credit markets for debtors; however interest rates remain elevated compared to levels in 2021. We have actively managed our indebtedness through additional refinancings, repricings and interest rate hedges; however, there can be no assurance that such refinancing or repricing transactions will be available to us in the future or on acceptable terms or that such hedging measures will be available or effective in the future. Accordingly, any future increases in interest rates could significantly increase the amount of interest expense we incur on our indebtedness.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur more indebtedness, which could further exacerbate the risks associated with our leverage.
We may incur additional indebtedness from time to time to fund our working capital requirements or, to finance strategic M&A, investments or joint ventures or for other strategic purposes, subject to the restrictions contained in the agreements governing our indebtedness. Although the 2018 Credit Agreement and the Senior Note Indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Incurring additional indebtedness would increase the risks associated with our leverage, including our ability to service our indebtedness

Legal and Regulatory Risks
We are subject to various litigation and regulatory risks and may face financial liabilities and/or damage to our reputation as a result of litigation.
We are exposed to various litigation risks, and from time to time we are party to various legal proceedings that involve claims for substantial amounts of money or seek injunctive or other equitable relief. We depend on our business relationships and our reputation for high-caliber professional services to attract and retain clients. As a result, allegations against us, irrespective of the validity or ultimate outcome of those allegations, may harm our professional reputation and, as such, materially damage our business and its prospects, in addition to any financial impact.
As a licensed real estate broker and provider of commercial real estate services, we and our licensed sales professionals and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure, or alleged failure, to fulfill these obligations could subject us, our sales professionals or independent contractors to litigation or regulatory actions by parties that have purchased, sold or leased properties that we brokered or managed in the jurisdictions in which we operate.
We are subject to claims by participants in real estate sales and leasing transactions, as well as by building owners, tenants and occupiers for whom we provide management services, alleging that we did not fulfill our obligations. We are also subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits, fines and/or regulatory actions from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain laws, rules and regulations.
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
Because we employ large numbers of building staff in facilities that we manage, we face the risk of potential claims relating to employment injuries, termination and other employment matters. While we are occasionally indemnified by building owners or occupiers in respect to such claims, this does not represent the majority of claims or actions we defend. We also face employment-related claims as an employer with respect to our corporate employees and other personnel for which we would bear ultimate responsibility in the event of an adverse outcome in such matters.
In addition, especially given the size of our operations, there is always a risk that a third party may claim that our systems or offerings, including those used by our advisors and clients, may infringe such third party’s intellectual property rights. Any such claims or litigation, whether successful or unsuccessful, could require us to enter into settlement agreements with such third parties to stop or revise our use or sale of affected systems, products or services, or to pay damages, which could materially negatively affect our business.
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

Because our parent company is incorporated under the laws of Bermuda, the rights of our shareholders may be limited or otherwise differ from the rights afforded to shareholders of a U.S. corporation.
Our parent company is incorporated under the laws of Bermuda, which differ in certain ways from the rights afforded to investors of typical U.S. corporations. Among other things, these differences include:
•U.S. investors may have difficulty enforcing judgments against our company or our directors or officers. The United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in certain civil and commercial matters. Additionally, our bye-laws provide that the courts of Bermuda will be the exclusive forum for the resolution of all shareholder complaints other than complaints arising under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Bermuda courts will not enforce a U.S. federal securities law that is either penal or contrary to Bermuda public policy. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they are likely to be contrary to Bermuda public policy. Finally, it may not be possible to pursue in a Bermuda court claims arising under U.S. laws that do not have extraterritorial effect, which could include direct claims against our company or our directors and officers for alleged violations of U.S. federal securities laws.
•Our bye-laws restrict shareholders from bringing certain legal actions against our officers and directors. Our bye-laws contain a waiver by shareholders for any claim or right of action a shareholder might have (whether individually or by or in the right of the company) against any director or officer of the company arising from any action or inaction by such director or officer in the performance of his or her duties for us, but excluding any claim or right of action arising out of the fraud or dishonesty of such person or to recover any gain, personal profit or advantage.
•Certain provisions in our bye-laws and the Bermuda Companies Act may have anti-takeover effects that could prevent a change in control. For example, our bye-laws include provisions that: (1) provide the current declassified structure of our Board will continue until the annual general meeting in 2028; (2) allow our Board to establish and authorize the issuance of one or more series of preference shares in the future with such rights, preferences and designations as determined by our Board, without further action by our shareholders; and (3) allow our Board to grant rights to subscribe for our common shares and/or depositary interests representing our common shares, which could have a dilutive effect to a potential hostile acquirer (provided that we have committed that we will not use the power to issue preference shares for any defensive or anti-takeover purpose or for the purpose of implementing any shareholder rights plan without the approval of shareholders). In addition, Bermuda law limits certain actions by holders without Board or shareholder consent to acquire our company without certain substantial ownership of shares.
For additional information regarding the rights of our shareholders, see our memorandum of association, our bye-laws and the description of share capital filed as exhibits to this Annual Report.
Risks Related to Our Common Shares
Under our current capital allocation strategy, we do not intend to pay cash dividends on our common shares for the foreseeable future.
Under our current capital allocation strategy, we intend to retain future earnings, if any, for future operation, expansion, debt repayment and potential share repurchases, and we do not intend to pay any cash dividends for the foreseeable future. The declaration and payment of any dividends by us would be subject to applicable law and our bye-laws, which currently provide that all dividends must be approved by our Board and subject to certain customary solvency requirements post distribution. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our Board may deem relevant at such time. In addition, as a holding company with nominal net worth, our ability to pay dividends is dependent upon receiving cash dividends and distributions or other transfers from our subsidiaries and their ability to make such dividends and distributions to us. Further, the ability to pay dividends may be limited by covenants set forth in the agreements governing the existing or future indebtedness of us or our subsidiaries, including the 2018 Credit Agreement and the Senior Note Indentures. As a result, in the absence of us returning capital to our shareholders through a cash dividend or otherwise, you may not receive any return on your investment in our common shares unless you sell our common shares for a price greater than what you initially paid for them.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
The Company has established a cybersecurity program designed to protect our information assets and those information assets of our clients that come under our control. Our cybersecurity risk management processes include technical security controls, monitoring systems, operational processes and policies, and management oversight to assess, identify and manage risks from cybersecurity threats. We have implemented risk-based controls to protect our information, information systems and business operations. We have adopted security control principles and standards based on the National Institute of Standards and Technology Cybersecurity Framework (NIST), other recognized global standards and client contractual requirements, as applicable. We strive to evaluate and invest in technology, personnel and infrastructure to maintain cybersecurity measures in line with our risk exposure and to address the ever-changing threat, technology and regulatory landscape.
We maintain a cybersecurity program that includes physical, administrative, and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent, detect and timely and effectively respond to, and as necessary, recover from, cybersecurity incidents. For example, the Company has implemented network firewalls, network intrusion detection and prevention, penetration testing, anti-malware and access controls, and threat intelligence, among other technical safeguards. Through our cybersecurity risk management program, we have established operational processes to address issues including monitoring and patching of vulnerabilities, regularly updating our information systems, and evaluating new countermeasures made to defend against an evolving landscape of threats. This process is overseen by the Audit Committee of our Board.
In addition, we regularly engage third-party consultants and providers to assist us in assessing, testing, enhancing and monitoring our cybersecurity risk management programs and responding to any incidents. These third parties work in conjunction with the Company’s information security team in an effort to continuously improve our cyber risk posture. Examples of third-party actions include the engagement of a security operations center for real-time monitoring and response to incidents, risk assessments and security certifications. The Company also receives independent audits on our global cybersecurity program from industry leading vendors at least annually.
We have established a vendor risk management program, which is a cross-functional program supported by our information security, compliance and procurement teams. As part of that program, we assess the security and privacy practices of our suppliers and third-party service providers who have access to, store or process our information through ongoing risk monitoring and security assessments, in line with the cybersecurity risks associated with the products or services they provide. We provide feedback and guidance to certain vendors as needed in an effort to enhance their security posture, including when new risks or threats are identified. Additionally, we perform periodic reassessments of applicable vendors to ensure our information security control requirements continue to be met across our supply chain.
We believe cybersecurity awareness is important in helping prevent cyber threats. To that end, we provide annual cybersecurity awareness training and regular phishing awareness exercises to our tech-enabled employees. We monitor and assess the success rate of employees reporting phishing scams, and the results inform the development of our security trainings, systems and programs. Additionally, for employees in certain higher-risk positions (including those who handle sensitive information, technology or funds), we provide role-based security training tailored to address the heightened cybersecurity risks they face.
We have experienced, and may in the future experience, whether directly or through our service providers or other channels, cybersecurity incidents. Moreover, the integration of AI by us or by our third-party service providers may pose new or unknown cybersecurity risks. While prior incidents have not had a material impact on us, future incidents could have a material impact on our operations, financial condition or reputation. Although our processes are designed to help prevent, detect, contain, respond to and mitigate the impact of such incidents, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. See “Risks Related to Our Business and Industry—A security breach or other threat relating to our information systems could lead to confidential information being exposed which could increase the risk of liability and damage our reputation” within Item 1A, “Risk Factors” in this Annual Report.

Governance
Our Chief Information Security Officer (“CISO”) oversees a global information security team which is responsible for protecting the information and operations of us and our clients. Our current CISO has over 25 years of experience and leadership in the cybersecurity industry, holds a master’s degree in Information Security and Assurance, and has received numerous industry certifications, including ISO-27000 Specialist, EC-Council Disaster Recovery Professional and an ISACA certification in Risk and Information Systems Control, among others.
The information security team has established a security operations center and other partnerships with service providers to monitor for technology and security incidents which are actioned based on the Company’s incident response procedures. The Company established a cross-functional incident response committee to assess the materiality of cybersecurity incidents, and an executive committee, including the Chief Executive Officer, Chief Financial Officer, Chief People Officer and Chief Legal Officer, who provide final approval for any required disclosures based on those assessments.
Our Board has overall responsibility for risk oversight, with its committees assisting our Board in performing this function based on their respective areas of expertise. Our Board has delegated oversight of risks related to cybersecurity to the Audit Committee. The Audit Committee is charged with evaluating the Company’s overall guidelines, policies, processes and procedures with respect to information security and cybersecurity risks. Our CISO and our information security team provide in-depth reporting on cybersecurity risks to the Audit Committee at least twice a year and to the Board as needed. These updates include assessments of the threat landscape, and the adequacy of the Company’s computerized information system controls and related security, including global disaster recovery protocols, global data security compliance, updates on incidents, results of client security audits and reports on our investments in cybersecurity risk mitigation.
Our CISO meets regularly with members of our senior management, including our executive officers. Executives also frequently attend meetings of our Audit Committee and our Board and are therefore able to hear the cybersecurity updates presented at those meetings.

Item 2. Properties.
Our principal executive offices are located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number is +1 441-298-3300.
We operate from over 350 company and affiliated offices in nearly 60 countries. We operate 205 offices in the Americas, 103 offices in EMEA and 64 offices in APAC.
Our real estate strategy is to lease rather than own offices. Our leases have terms varying in duration, and the rent payable under our office leases varies significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that no single office lease is material to our business, results of operations or financial condition.

Item 3. Legal Proceedings.
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. The amounts claimed in these lawsuits can vary significantly, and some may be substantial. Our management believes that any liability imposed on us that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain, and there could be a material adverse impact on our financial position and results of operations if one or more disputes are resolved in a particular period in an amount materially in excess of what we anticipate. Refer to “Risk Factors” under Part I, Item 1A in this Annual Report.
We establish reserves in accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for contingencies should a liability arise that is both probable and reasonably estimable. We adjust these reserves as needed to respond to subsequent changes in events. Refer to Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Price Information
Our common shares have been listed for trading on the New York Stock Exchange under the symbol “CWK” since August 2, 2018. The number of record holders of the Company’s common shares as of February 13, 2026 was 4. This figure does not include an indeterminate number of beneficial holders whose common shares are held by brokers and other institutions on their behalf.
Dividend Policy
We have never declared or paid any cash dividends and we do not currently intend to pay cash dividends on our common shares in the foreseeable future.
In accordance with our bye-laws, any declaration and payment of dividends must be approved by our Board. The Board, in its discretion, may determine that any dividend shall be paid in cash or may be satisfied by way of shares or debentures of any other company. Future dividends, if any, will depend upon our future results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board may deem relevant. The timing and amount of any future dividend payments will be at the discretion of our Board.
Stock Performance Graph
The following graph shows our cumulative 5-year total shareholder return of Cushman & Wakefield’s common shares relative to the cumulative 5-year total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”) and our industry peer group. Our industry peer group is comprised of four global commercial real estate services companies publicly traded in the United States, representing our current primary competitors: Jones Lang LaSalle Incorporated (NYSE: JLL), CBRE Group, Inc. (NYSE: CBRE), Colliers International Group Inc. (Nasdaq: CIGI) and Newmark Group Inc. (Nasdaq: NMRK). The graph below assumes $100 was invested in our common shares, the S&P 500 and the industry peer group on December 31, 2020, assuming that all dividends were reinvested. Our share price performance shown in the following graph is not necessarily indicative of future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
AMONG CUSHMAN AND WAKEFIELD PLC,
THE S&P 500 INDEX(2), AND PEER GROUP
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
CWK
S&P 500
Peer Group

	12/20	12/21	12/22	12/23	12/24	12/25
CWK	$100.00	$149.97	$84.02	$72.83	$88.20	$109.17
S&P 500	100.00	126.89	102.22	126.99	156.59	182.25
Peer Group	100.00	177.33	109.56	136.76	174.06	216.13
(1) $100 invested on December 31, 2020 in stock or index-including reinvestment of dividends.
(2) Copyright © 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.
As discussed in “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A in this Annual Report. Our fiscal year ends December 31.

Overview
Cushman & Wakefield is a leading global commercial real estate services firm driven to solve complex problems for real estate occupiers and investors. Led by an experienced executive team, our approximately 53,000 employees in over 350 offices and nearly 60 countries provide exceptional problem-solving, advisory and execution across the built environment. Our business is focused on meeting the increasing demands of our clients through comprehensive global offerings including (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services.

Recent Developments and Outlook
On November 27, 2025, we completed a court-approved scheme of arrangement in the U.K., pursuant to which a new Bermudan holding company, Cushman & Wakefield Ltd. became the sole shareholder of Cushman & Wakefield plc and the parent company of the entire group of Cushman & Wakefield companies (the “Redomiciliation”). The Redomiciliation resulted in the Cushman & Wakefield group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. This transaction has not and is not expected to have any material change on our day-to-day operations.
Year-to-Date Results:
•Revenue of $10.3 billion for the year ended December 31, 2025 increased 9% from the year ended December 31, 2024.
◦Services revenue increased 4% (or 6% excluding the impact of the sale of a non-core Services business in August 2024), reflecting continued momentum across all segments.
◦Leasing revenue increased 8%, driven primarily by office and industrial leasing in the Americas.
◦Capital markets revenue increased 19%, with strong performance across all segments and asset classes.
◦Valuation and other revenue increased 9%.
•Net income of $88.2 million for the year ended December 31, 2025 decreased $43.1 million from the year ended December 31, 2024. Diluted earnings per share for 2025 was $0.38 compared to $0.56 for 2024.
◦Recognized a one-time other-than-temporary impairment loss of $177.0 million on our investment in the Greystone JV.
◦Adjusted EBITDA (as defined below) of $656.2 million increased 13% from the year ended December 31, 2024.
•Net cash provided by operating activities of $340.4 million for 2025 increased $132.4 million from 2024.
•In 2025, we completed three repricings of our Term Loans due in 2030, achieving the lowest credit spread in the Company’s history. We also elected to prepay $300.0 million in principal outstanding under the Company’s Term Loans.
•Liquidity as of December 31, 2025 was $1.8 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.0 billion and cash and cash equivalents of $0.8 billion.

Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. Improvements in several underlying macroeconomic factors drove growth and continued resilience in many asset classes and service lines in 2025, as evidenced by revenue growth in each of our service lines compared to 2024. In 2025, we experienced continued momentum in Services and a higher number of brokerage transactions. Nonetheless, certain macroeconomic challenges and uncertainties, including inflation, international trade policy and new or elevated tariffs, elevated levels of unemployment and volatility in foreign currency exchange rates, have in the past and may in the future, negatively impact our business. A delay or stall in any economic recovery, any future uncertainty, weakness or volatility in the credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could further affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines. These macroeconomic trends and uncertainties are discussed further in this Part II, Item 7 and “Risk Factors” in Part I, Item 1A in this Annual Report.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. We have identified all significant accounting policies in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. The following are the critical accounting policies where estimates and assumptions could materially affect the application of the policies. The degree of judgment involved in these estimates can vary from period to period depending on the size, nature and complexity of the underlying transactions, as well as the level of estimation uncertainty required.
Recoverability of Equity Method Investments
The Company evaluates our equity method investments for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances warrant such an evaluation. These impairment indicators, among others, may include an actual or expected future decline in the operating results or cash flows of the underlying investee, or a significant adverse change in the economic or regulatory environment that may have an adverse effect on fair value.
If an impairment indicator is identified, the Company evaluates the investment for impairment. If an investment is considered other-than-temporarily impaired, the Company records the excess of the carrying value over the estimated fair value of the investment as an impairment charge within (Loss) earnings from equity method investments.
In determining the fair value of an equity method investment, the Company typically uses both an income approach, using a discounted cash flow (“DCF”) model based on current forecasts, and a market approach, using projected market multiples for comparable companies. The Company discounts forecasted cash flows according to the investee’s weighted average cost of capital at the date of evaluation. Preparation of forecasts and selection of certain assumptions, including the forecasted growth rates, forecasted profitability margins and discount rate, for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of the investment and the measurement of the Company’s other-than-temporary impairment charge in the current or future periods. The forecasted growth rates, forecasted profitability margins and discount rate are the assumptions that create the most sensitivity in the estimated fair value under the DCF model. In addition, we generally use market multiples obtained from quoted prices of comparable companies, applied to profits, to corroborate our DCF model results.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. The carrying values of deferred tax assets and liabilities are measured by applying enacted tax rates and laws to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings or losses and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to projected future taxable income, by relevant jurisdiction, including forecasted long term growth rates and forecasted profitability margins, as well as the expectations of the timing of reversal of existing temporary differences, among other secondary factors such as certain tax planning strategies. Valuation allowances are evaluated periodically and are subject to change in each future reporting period as a result of changes in various factors.
Our future effective tax rate is sensitive to changes in the mix of our geographic earnings, changes in local statutory tax rates, changes in the valuation of deferred taxes, or changes in tax laws, regulations or accounting principles in relevant jurisdictions, and could be adversely affected by these items.

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
Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, interest rates and inflation, demand for commercial real estate, the impact of tax and regulatory policies, the cost and availability of credit, international trade policy and tariffs, changes in employment rates and the geopolitical environment. Similarly, economic conditions in certain countries such as the United States or China can have significant influence on the commercial real estate sector across an entire region, impacting supply chains, cross-border investments and development activity in key markets.
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

Use of Non-GAAP Financial Measures
The Company has used the following measures, which are considered “non-GAAP financial measures” under SEC guidelines:
i.Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA margin;
ii.Segment operating expenses and Fee-based operating expenses; and
iii.Local currency.
Management principally uses these non-GAAP financial measures to evaluate operating performance, develop budgets and forecasts, improve comparability of results and assist our investors in analyzing the underlying performance of our business. These measures are not measurements recognized under GAAP. When analyzing our operating results, investors should use them in addition to, but not as an alternative for, the most directly comparable financial results calculated and presented in accordance with GAAP. Because the Company’s calculation of these non-GAAP financial measures may differ from other companies, our presentation of these measures may not be comparable to similarly titled measures of other companies.
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
Adjusted EBITDA and Adjusted EBITDA margin: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized (gain) loss on investments, net, impairment of investments, loss on dispositions, net, acquisition related costs, cost savings initiatives, system implementation costs, loss (gain) from insurance proceeds, net of legal fees, non-operating items related to the Greystone JV and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization. Adjusted EBITDA margin, a non-GAAP measure of profitability as a percent of revenue, is measured against service line fee revenue.
Segment operating expenses and Fee-based operating expenses: Consistent with GAAP, reimbursed costs for certain customer contracts are presented on a gross basis in both revenue and operating expenses for which the Company recognizes substantially no margin. Total costs and expenses include segment operating expenses, as well as other expenses such as depreciation and amortization, impairment of investments, loss on dispositions, acquisition related costs, cost savings initiatives, system implementation costs and other non-recurring items. Segment operating expenses includes Fee-based operating expenses and Cost of gross contract reimbursables. We believe Fee-based operating expenses more accurately reflects the costs we incur during the course of delivering services to our clients and is more consistent with how we manage our expense base and operating margins.
Local currency: In discussing our results, we refer to percentage changes in local currency. These metrics are calculated by holding foreign currency exchange rates constant in year-over-year comparisons. Management believes that this methodology provides investors with greater visibility into the performance of our business excluding the effect of foreign currency rate fluctuations.
Adjustments to GAAP Financial Measures Used to Calculate Non-GAAP Financial Measures
During the periods presented in this Annual Report, we had the following adjustments:
Unrealized (gain) loss on investments, net represents net unrealized gains and losses on fair value investments.
Impairment of investments reflects certain one-time impairment charges related to investments, equity method investments or other assets.
Loss on dispositions, net reflects net gains and losses on the sale or disposition of businesses or investments as well as other transaction costs associated with the sales, which are not indicative of our core operating results given the low frequency of business dispositions by the Company.

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
System implementation costs includes costs incurred related to transformative system implementations that may take several years to complete.
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
Non-operating items related to the Greystone JV reflects certain non-operating activity presented within (loss) earnings from equity method investments related to the Greystone JV for (i) gains recognized from the retention of mortgage servicing rights (“MSRs”) upon the origination and sale of mortgage loans, (ii) increases or decreases in the fair value of the MSRs and (iii) estimated provisions for credit losses related to mortgage loans. This activity is specific to the Greystone JV rather than all of the Company’s equity method investments based on the Greystone JV’s specialized industry, namely, multi-family lending and loan servicing solutions. Starting in the second quarter of 2025, the Company has excluded such activity from the calculation of Adjusted EBITDA as it is non-cash in nature and does not represent the underlying operating performance of the business. This activity is reported entirely within the Americas reportable segment.

Results of Operations
In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2023 results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our 2024 Annual Report on Form 10-K filed with the SEC under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth items derived from our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$3,624.3	$3,480.1	4%	4%
Leasing	2,098.7	1,947.5	8%	7%
Capital markets	857.6	721.8	19%	18%
Valuation and other	480.7	439.8	9%	8%
Total service line fee revenue(1)	7,061.3	6,589.2	7%	7%
Gross contract reimbursables(2)	3,226.9	2,857.3	13%	13%
Total revenue	$10,288.2	$9,446.5	9%	9%

Costs and expenses:
Cost of services provided to clients	$5,181.3	$4,862.9	7%	6%
Cost of gross contract reimbursables	3,226.9	2,857.3	13%	13%
Total costs of services	8,408.2	7,720.2	9%	9%
Operating, administrative and other	1,317.2	1,224.1	8%	7%
Depreciation and amortization	104.2	122.2	(15)%	(15)%
Restructuring, impairment and related charges	6.1	41.1	(85)%	(85)%
Total costs and expenses	9,835.7	9,107.6	8%	8%
Operating income	452.5	338.9	34%	32%
Interest expense, net of interest income	(216.2)	(229.9)	(6)%	(7)%
(Loss) earnings from equity method investments	(168.3)	37.4	n.m.	n.m.
Other income, net	46.2	29.4	57%	58%
Earnings before income taxes	114.2	175.8	(35)%	(39)%
Provision for income taxes	26.0	44.5	(42)%	(46)%
Net income	$88.2	$131.3	(33)%	(36)%
Net income margin	0.9%	1.4%

Adjusted EBITDA	$656.2	$581.9	13%	11%
Adjusted EBITDA margin(3)	9.3%	8.8%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.
(3) Adjusted EBITDA margin is measured against Total service line fee revenue.

Reconciliation of Net income to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2025	2024
Net income	$88.2	$131.3
Adjustments:
Depreciation and amortization	104.2	122.2
Interest expense, net of interest income	216.2	229.9
Provision for income taxes	26.0	44.5
Unrealized (gain) loss on investments, net	(26.1)	0.8
Impairment of investments	183.5	—
Loss on dispositions, net	1.1	18.4
Acquisition related costs	0.8	—
Cost savings initiatives	—	28.9
System implementation costs	5.6	—
Loss (gain) from insurance proceeds, net of legal fees	2.7	(16.5)
Non-operating items related to the Greystone JV	37.4	—
Other(1)	16.6	22.4
Adjusted EBITDA	$656.2	$581.9
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives and non-cash amortization of the A/R Securitization servicing liability.
For the year ended December 31, 2025, Other also reflects one-time consulting costs associated with the Redomiciliation, legal fees and costs associated with an antitrust dispute (see Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements) and a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024. The long-term incentive awards granted to these four executive officers consisted entirely of performance-based awards in 2024 and they provided for a higher maximum payout than typical awards. This award design structure was unique to 2024 and was not utilized in 2025. We therefore excluded a portion of the non-cash stock-based compensation expense associated with those awards from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods, due to the unique nature of the 2024 awards and because we do not consider it to be a normal, recurring operating expense. These costs were offset by the release of a non-ordinary course compliance reserve, which when originally accrued in a prior period had been excluded from the calculation of Adjusted EBITDA within “Legal and compliance matters”.
For the year ended December 31, 2024, Other also reflects one-time consulting costs associated with the Company rebranding, professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust dispute, one-time legal and consulting costs associated with a secondary offering of our common shares by our former shareholders, non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.

Reconciliation of Total costs and expenses to Segment operating expenses and Fee-based operating expenses (in millions):

	Year Ended December 31,
	2025	2024
Total costs and expenses	$9,835.7	$9,107.6
Depreciation and amortization	(104.2)	(122.2)
Impairment of investments	(6.5)	—
Loss on dispositions	(9.5)	(18.4)
Acquisition related costs	(0.8)	—
Cost savings initiatives	—	(28.9)
System implementation costs	(5.6)	—
Other, including foreign currency movements(1)	(21.5)	(29.0)
Segment operating expenses(2)	9,687.6	8,909.1
Cost of gross contract reimbursables	(3,226.9)	(2,857.3)
Fee-based operating expenses	$6,460.7	$6,051.8
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger related deferred rent and tenant incentives, non-cash amortization of the A/R Securitization servicing liability and the effects of movements in foreign currency.
For the year ended December 31, 2025, Other also reflects one-time consulting costs associated with the Redomiciliation, legal fees and costs associated with an antitrust dispute (see Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements), a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024 (as further discussed above) and estimated settlements related to litigation of an insurance policy claim (see Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements). These costs were offset by the release of a non-ordinary course compliance reserve, which when originally accrued in a prior period had been excluded from the calculation of Adjusted EBITDA within “Legal and compliance matters”.
For the year ended December 31, 2024, Other also reflects one-time consulting costs associated with the Company rebranding, professional services fees associated with discrete offshoring, legal fees and costs associated with an antitrust dispute, one-time legal and consulting costs associated with a secondary offering of our common shares by our former shareholders, non-cash stock-based compensation expense associated with certain one-time retention awards which vested in February 2024 and bad debt expense driven by a sublessee default.
(2) Certain adjustments to Total costs and expenses may appear different than adjustments made to Net income when calculating Adjusted EBITDA as the adjustments to Total costs and expenses exclude items recorded in (Loss) earnings from equity method investments and Other income, net in the Consolidated Statements of Operations.

Year ended December 31, 2025 compared to year ended December 31, 2024
Revenue
Revenue of $10.3 billion increased $841.7 million or 9% compared to the year ended December 31, 2024, primarily driven by Capital markets and Leasing revenue growth of 19% and 8%, respectively. Capital markets revenue was strong across all segments as improved debt availability and pent-up demand continued to positively impact transaction volumes in 2025, led by the Americas. This sustained momentum in Capital markets also reflects our ongoing investments in hiring top talent and strengthening our platform. Leasing revenue increased primarily due to office and industrial leasing in the Americas, including a relatively higher number of large transactions, as occupiers continue to trend towards newer, higher-grade buildings with top-tier employee experiences. Services revenue increased 4% compared to the year ended December 31, 2024, primarily driven by higher facilities services revenue in the Americas due to the expansion of existing client mandates and higher project management revenue in EMEA and APAC. These trends were partially offset by the sale of a non-core Services business in August 2024, which accounted for $61.1 million and $47.6 million of facilities management and Gross contract reimbursables revenue, respectively, in the year ended December 31, 2024. Excluding the impact of this sale, Services and Gross contract reimbursables revenue increased 6% and 15%, respectively, and total revenue increased 10%. Valuation and other revenue also increased 9% from the prior year.
Costs of services
Costs of services of $8.4 billion increased $688.0 million or 9% compared to the year ended December 31, 2024, principally driven by an increase in employment costs of approximately $398.0 million, including higher commissions associated with increased brokerage revenue, and higher salaries and reimbursed employee costs as a result of higher Services revenue. Similarly, third-party consumables and sub-contractor costs increased approximately $283.0 million, largely as a result of higher Services revenue. Cost of services provided to clients increased 7% and Cost of gross contract reimbursables increased 13%. Total costs of services as a percentage of total revenue was 82% for both the year ended December 31, 2025 and 2024.
Operating, administrative and other
Operating, administrative and other expenses of $1.3 billion, which represents indirect and overhead costs such as employment, occupancy and information technology costs, increased $93.1 million or 8% compared to the year ended December 31, 2024. This increase was primarily driven by an increase in employment costs of approximately $95.0 million, including higher healthcare costs, higher salaries and higher stock-based compensation expense attributable to improved vesting expectations for certain previously granted performance-based equity awards and the modification of the Company’s non-executive chairman’s awards in 2024 (which reduced expense in the prior year period), as well as strategic investments and cost inflation. These trends were partially offset by the impact of our cost savings initiatives and effective expense management. Operating, administrative and other expenses as a percentage of total revenue was 13% for both the year ended December 31, 2025 and 2024.
Restructuring, impairment and related charges
Restructuring, impairment and related charges of $6.1 million decreased $35.0 million compared to the year ended December 31, 2024, primarily driven by a $15.8 million loss on disposition recognized in 2024 related to the sale of a non-core Services business in the Americas, as well as a decrease in severance costs of approximately $22.0 million associated with previous cost savings initiatives. These declines were partially offset by an impairment loss on real estate investments of $6.5 million recognized in the first quarter of 2025.
Interest expense, net of interest income
Interest expense of $216.2 million decreased $13.7 million or 6% compared to the year ended December 31, 2024, primarily driven by lower outstanding principal balances on our Term Loans following optional principal prepayments made in 2024 and 2025, as well as lower interest rates on our Term Loans compared to the prior year period as a result of our repricings in 2024 and 2025.
(Loss) earnings from equity method investments
Loss from equity method investments was $168.3 million for the year ended December 31, 2025 compared to earnings from equity method investments of $37.4 million for the year ended December 31, 2024. The $205.7 million decline in earnings was primarily due to an other-than-temporary impairment loss of $177.0 million recognized on our investment in the Greystone JV (see Note 8: Equity Method Investments of the Notes to the Consolidated Financial Statements for further information). The Greystone JV impairment loss was recorded in the Americas segment. In addition, the Company recognized lower earnings from the Greystone JV compared to the prior year driven by changes in the mix of mortgage loan origination volumes compared to 2024, contributing to a lower value of MSRs, and higher provisions for credit losses for mortgage loans due to expected losses on specific loans and higher risk-sharing obligations. For the year ended December 31, 2025, the Greystone JV recorded a non-cash provision for loan losses of $62.3 million, of which the Company recorded $24.9 million based on its 40% equity interest which was included within (Loss) earnings from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future.
Other income, net
Other income, net of $46.2 million increased $16.8 million compared to the year ended December 31, 2024, principally driven by an increase in unrealized gains on our fair value investments of $26.9 million and a realized gain on sale of one of our real estate investments of $8.4 million. This was partially offset by a $19.2 million gain from insurance proceeds recognized in 2024 (see Note 16: Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further information).
Provision for income taxes
Provision for income taxes for the year ended December 31, 2025 was $26.0 million on earnings before income taxes of $114.2 million. For the year ended December 31, 2024, the provision for income taxes was $44.5 million on earnings before income taxes of $175.8 million. The $18.5 million decrease in income tax expense was primarily driven by lower earnings before income taxes of $61.6 million, predominantly in the U.S. which declined by $81.3 million from the year ended December 31, 2024 due to the Greystone JV impairment. Excluding the impact of the Greystone JV impairment loss, earnings before income taxes in the U.S. increased $95.7 million. Additionally, the decrease in income tax expense resulted from the release of valuation allowances in certain foreign jurisdictions, predominantly in the U.K. of $17.1 million and Australia of $9.2 million. These tax benefits in 2025 were partially offset by a non-recurring tax benefit in 2024 related to the impact of repatriation of $10.1 million.
Net income and Adjusted EBITDA
Net income of $88.2 million decreased $43.1 million compared to the year ended December 31, 2024. Net income margin was 0.9% compared to 1.4% for the prior year. The decrease in net income was principally driven by the other-than-temporary impairment loss on the Greystone JV, lower earnings recognized from the Greystone JV, higher employment costs, strategic investments, and cost inflation, as well as a one-time gain from insurance proceeds recognized in 2024. These unfavorable trends were partially offset by growth in all of our service lines, lower interest expense and lower depreciation and amortization expense, as well as the impact of our cost savings initiatives and effective expense management.
Adjusted EBITDA of $656.2 million increased $74.3 million or 13% compared to the year ended December 31, 2024, driven by the same factors impacting Net income above, with the exception of interest expense, depreciation and amortization expense, gain from insurance proceeds and the impact of the Greystone JV. Adjusted EBITDA margin, measured against service line fee revenue, was 9.3% for the year ended December 31, 2025, an increase of 46 basis points from the year ended December 31, 2024.

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
For segment reporting, Service line fee revenue represents revenue for fees generated from each of our service lines. Gross contract reimbursables reflects revenue from clients which have substantially no margin. Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized (gain) loss on investments, net, impairment of investments, loss on dispositions, net, acquisition related costs, cost savings initiatives, system implementation costs, loss (gain) from insurance proceeds, net of legal fees, non-operating items related to the Greystone JV and other non-recurring items.

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$2,467.8	$2,420.4	2%	2%
Leasing	1,674.2	1,536.2	9%	9%
Capital markets	666.0	564.7	18%	18%
Valuation and other	181.2	161.9	12%	12%
Total service line fee revenue(1)	4,989.2	4,683.2	7%	7%
Gross contract reimbursables(2)	2,521.9	2,314.8	9%	9%
Total revenue	$7,511.1	$6,998.0	7%	7%

Costs and expenses:
Americas Fee-based operating expenses	$4,542.5	$4,279.6	6%	6%
Cost of gross contract reimbursables	2,521.9	2,314.8	9%	9%
Segment operating expenses	$7,064.4	$6,594.4	7%	7%

Net income	$39.4	$126.7	(69)%	(69)%

Adjusted EBITDA	$480.8	$436.4	10%	10%
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

Americas: Year ended December 31, 2025 compared to year ended December 31, 2024
Americas revenue in 2025 was $7.5 billion, an increase of $513.1 million or 7% from 2024. This increase was principally driven by higher brokerage revenue as a result of more favorable market conditions than 2024. Leasing revenue increased 9% primarily due to strength in the office and industrial sectors, including a relatively higher number of large transactions, as occupiers continue to trend towards newer, higher-grade buildings with top-tier employee experiences. Capital markets revenue increased 18% primarily due to growth across all asset classes and deal sizes, with particular strength in the office, industrial and multi-family sectors, as improved debt availability and pent-up demand continued to positively impact transaction volumes in 2025. Services revenue increased 2%, principally driven by higher facilities services revenue of approximately $45.0 million due to the expansion of existing client mandates, partially offset by the sale of a non-core Services business in August 2024. Excluding the impact of this sale, which accounted for $61.1 million and $47.6 million of facilities management and Gross contract reimbursables revenue, respectively, in the year ended December 31, 2024, Services and Gross contract reimbursables revenue in the Americas increased 5% and 11%, respectively. Valuation and other revenue also increased 12%.
Fee-based operating expenses of $4.5 billion increased $262.9 million or 6% principally due to higher employment costs of approximately $306.0 million, including higher commissions of approximately $156.0 million associated with higher brokerage revenue, higher stock-based compensation expense, higher salaries as a result of higher Services revenue, higher healthcare costs and cost inflation. These trends were partially offset by lower third-party consumables and sub-contractor costs of approximately $52.0 million due to changes in client mix.
Adjusted EBITDA of $480.8 million increased $44.4 million or 10% compared to the prior year, primarily driven by growth in all of our Americas service lines and the impact of our cost savings initiatives, partially offset by higher employment costs, strategic investments and cost inflation.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$377.0	$331.3	14%	8%
Leasing	239.0	227.0	5%	0%
Capital markets	109.4	91.5	20%	13%
Valuation and other	194.9	177.7	10%	5%
Total service line fee revenue(1)	920.3	827.5	11%	6%
Gross contract reimbursables(2)	145.2	125.7	16%	11%
Total revenue	$1,065.5	$953.2	12%	7%

Costs and expenses:
EMEA Fee-based operating expenses	$830.1	$752.0	10%	6%
Cost of gross contract reimbursables	145.2	125.7	16%	11%
Segment operating expenses	$975.3	$877.7	11%	7%

Net income (loss)	$32.6	$(3.4)	n.m.	n.m.

Adjusted EBITDA	$100.0	$74.5	34%	22%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

EMEA: Year ended December 31, 2025 compared to year ended December 31, 2024
EMEA revenue in 2025 was $1.1 billion, an increase of $112.3 million or 12% from 2024. Excluding the favorable impact of foreign currency of $51.8 million, EMEA revenue increased 7% on a local currency basis. This increase was principally driven by higher Services revenue, which was up 8% on a local currency basis, primarily due to higher project management revenue of approximately $37.0 million driven by new wins, with particular strength in France and Italy. Capital markets revenue increased 13% on a local currency basis, as improved debt availability and pent-up demand continued to positively impact transaction volumes in 2025, with particular strength in Spain, the U.K. and Belgium. In addition, Valuation and other and Gross contract reimbursables revenue increased 5% and 11%, respectively, on a local currency basis. Leasing revenue was relatively flat, on a local currency basis, compared to the year ended December 31, 2024.
Fee-based operating expenses of $830.1 million increased $78.1 million or 6% on a local currency basis, principally due to higher employment costs of approximately $57.0 million, driven by higher salaries and bonuses, as well as higher third-party consumables and sub-contractor costs of approximately $23.0 million associated with revenue growth in Services, as well as cost inflation.
Adjusted EBITDA of $100.0 million increased $25.5 million or 34% compared to the prior year, primarily driven by growth in our EMEA Services, Capital markets and Valuation and other service lines, the favorable impact of foreign currency and the impact of our cost savings initiatives, partially offset by higher employment costs and cost inflation.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024	% Change in USD	% Change in Local Currency
Revenue:
Services	$779.5	$728.4	7%	8%
Leasing	185.5	184.3	1%	2%
Capital markets	82.2	65.6	25%	25%
Valuation and other	104.6	100.2	4%	4%
Total service line fee revenue(1)	1,151.8	1,078.5	7%	7%
Gross contract reimbursables(2)	559.8	416.8	34%	37%
Total revenue	$1,711.6	$1,495.3	14%	16%

Costs and expenses:
APAC Fee-based operating expenses	$1,088.1	$1,020.2	7%	7%
Cost of gross contract reimbursables	559.8	416.8	34%	37%
Segment operating expenses	$1,647.9	$1,437.0	15%	16%

Net income	$16.2	$8.0	n.m.	n.m.

Adjusted EBITDA	$75.4	$71.0	6%	7%
n.m. not meaningful
(1) Service line fee revenue represents revenue for fees generated from each of our service lines.
(2) Gross contract reimbursables reflects revenue from clients which have substantially no margin.

APAC: Year ended December 31, 2025 compared to year ended December 31, 2024
APAC revenue in 2025 was $1.7 billion, an increase of $216.3 million or 14% from 2024. Excluding the unfavorable impact of foreign currency of $9.0 million, APAC revenue increased 16% on a local currency basis. This increase was principally driven by higher Services revenue, which was up 8% on a local currency basis, due to increases in project management and facilities management revenue of approximately $29.0 million and $17.0 million, respectively, and Gross contract reimbursables revenue, which was up 37% on a local currency basis, driven by new wins and the expansion of existing client mandates, with particular strength in India. Capital markets revenue increased 25% on a local currency basis, as improved debt availability and pent-up demand continued to positively impact transaction volumes in 2025, with particular strength in Japan and India. In addition, Leasing and Valuation and other revenue increased 2% and 4%, respectively, on a local currency basis.
Fee-based operating expenses of $1.1 billion increased $67.9 million or 7% on a local currency basis, principally due to higher employment costs of approximately $38.0 million, including higher commissions associated with higher brokerage revenue, higher third-party consumables and sub-contractor costs of approximately $39.0 million associated with revenue growth in Services and cost inflation. These trends were partially offset by lower occupancy costs.
Adjusted EBITDA of $75.4 million increased $4.4 million or 6% compared to the prior year, primarily driven by growth in our APAC Services and Capital markets service lines and the impact of our cost savings initiatives, partially offset by higher employment costs, the unfavorable impact of foreign currency and cost inflation.

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
In the absence of a large strategic acquisition or other extraordinary events, we believe our cash on hand, cash flow from operations, availability under our Revolver and funding from the A/R Securitization will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may seek to take advantage of opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we consider attractive.
As of December 31, 2025, the Company had $1.8 billion of liquidity, consisting of availability on our undrawn Revolver of $1.0 billion and cash and cash equivalents of $0.8 billion.
As of December 31, 2025, the Company’s amounts outstanding under its Term Loans, 2028 Notes and 2031 Notes were $1.7 billion, $0.6 billion and $0.4 billion, respectively. Our level of indebtedness increases the possibility that we may be unable to make required principal and interest payments and satisfy our other obligations when they become due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments or joint ventures or for other strategic purposes, subject to the restrictions contained in the agreements governing our indebtedness. Incurring additional indebtedness would increase the risks associated with our leverage, including our ability to service our debt. See “Risk Factors” included in Part I, Item 1A in this Annual Report for further discussion.
We actively manage our indebtedness through additional refinancings and repricings and since January 1, 2024, we have continued to reduce our gross debt and leverage. In 2025, the Company repriced the Term Loans to reduce the applicable interest rates and made principal prepayments during the year totaling $300.0 million on the Term Loans. On October 21, 2025, the Company also extended the maturity date of the Revolver from April 28, 2027 to October 21, 2030. As of the date of this Annual Report, there are no long-term debt arrangements maturing prior to 2028.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the year ended December 31, 2025 were $47.4 million.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $250.0 million. As of December 31, 2025, the Company had aggregate capital outstanding under this facility of $120.0 million and the unused portion of the facility limit, net of letters of credit, was $93.1 million. On January 6, 2026, the $120.0 million in aggregate capital outstanding was repaid. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs. Refer to Note 19: Accounts Receivable Securitization of the Notes to the Consolidated Financial Statements for further information.

Contractual Obligations and Other Commitments
Debt obligations. As of December 31, 2025, the Company elected to use an annual rate equal to (i) 1-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a minimum floor of 0.50%), plus 2.50% for the $840.0 million term loan due January 2030 (the “2030 Tranche-1”) and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the $847.5 million term loan due January 2030 (the “2030 Tranche-2”) (the 2030 Tranche-1 and the 2030 Tranche-2 together make up our current outstanding Term Loans). Because the 2018 Credit Agreement bears interest at a variable interest rate, the amount of expected future annual interest payments cannot be determined. Our 2028 Notes bear interest at a rate of 6.75% per annum and expected annual interest payments would be approximately $43.9 million until the notes mature in May 2028. Our 2031 Notes bear interest at a rate of 8.88% per annum and expected annual interest payments would be approximately $35.5 million until the notes mature in September 2031.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. The Company elected to prepay a total of $300.0 million in principal outstanding under the Term Loans during the year. As of the date of this Annual Report, the Company satisfied all mandatory principal payments on the 2030 Tranche-2 until maturity. Refer to Note 11: Long-Term Debt and Other Borrowings of the Notes to the Consolidated Financial Statements for further discussion.
Lease obligations. Our lease obligations primarily consist of operating leases of office space in various buildings for our own use. As of December 31, 2025, the Company had operating lease obligations of $400.8 million, with $113.5 million due within 12 months. Refer to Note 15: Leases of the Notes to the Consolidated Financial Statements for further discussion.
Defined benefit plan obligations. Benefits to be paid out by our defined benefit plans will be funded from the assets held by these plans. In 2022, the trustees for two of our defined benefit plans in the U.K. purchased a bulk annuity insurance policy, under which the insurer is committed to pay the plans’ cash flows intended to match the benefit payments under those plans. We have historically funded pension costs as actuarially determined and as applicable laws and regulations require. The Company anticipates that it is reasonably possible the buy-out process for at least one of the U.K. defined benefit plans will be completed in 2026, at which time the insurance company would assume full responsibility to pay the pension benefit obligations. Refer to Note 12: Employee Benefits of the Notes to the Consolidated Financial Statements for further discussion.
Deferred and contingent earn-out obligations. Our material cash requirements require long-term liquidity to facilitate the payment of obligations related to acquisitions. Acquisitions are often structured with deferred and/or contingent payments in future periods that are subject to the passage of time, achievement of certain performance metrics and/or other conditions. As of December 31, 2025, the maximum potential payment for contingent earn-outs was $12.0 million, subject to the achievement of certain performance conditions. The final amount of related payments cannot be determined due to their nature as estimates or outcomes having connection to future events. As of December 31, 2025, we had accrued total deferred consideration and contingent earn-outs payable of $3.1 million in Accounts payable and accrued expenses and $16.9 million in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Income tax liabilities. As of December 31, 2025, our current and non-current tax liabilities, including interest and penalties, totaled $54.7 million. Of this amount, we can reasonably estimate that $29.0 million will require cash settlement in less than one year. In 2025, the Company paid income taxes, net of tax refunds, of $59.3 million, including $23.0 million for U.S. federal and state income taxes. We are unable to reasonably estimate the timing of the effective settlement of tax positions for the remaining $25.7 million.

Cash Flow Summary

	Year Ended December 31,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$340.4	$208.0
Net cash (used in) provided by investing activities	(21.1)	81.2
Net cash used in financing activities	(350.5)	(253.4)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	20.1	(22.4)
Total change in cash, cash equivalents and restricted cash	$(11.1)	$13.4
Operating Activities
We generated $340.4 million of cash from operating activities during the year ended December 31, 2025, an increase of $132.4 million compared to the year ended December 31, 2024, primarily driven by higher operating income of $113.6 million, higher non-cash charges of $147.6 million and lower net working capital used for operations. For the year ended December 31, 2025, we used net working capital for operations of $110.7 million, a decrease of $27.9 million compared to the year ended December 31, 2024. The decrease in our use of net working capital was principally driven by higher accounts payable of approximately $92.0 million offset by higher trade receivables and contract assets of approximately $80.0 million in line with our revenue growth, as well as higher net bonus and commission accruals of approximately $33.0 million. These trends were partially offset by higher recruiting and retention payments of approximately $17.0 million.
Investing Activities
We used $21.1 million of cash from investing activities during the year ended December 31, 2025, compared to cash generated from investing activities of $81.2 million in the year ended December 31, 2024. This $102.3 million decline was primarily driven by proceeds from the sale of a non-core Services business in the third quarter of 2024 of $122.6 million and a $12.1 million increase in cash paid for acquisitions and equity securities. These trends were partially offset by an increase in the net capital funding from the facility limit secured by our A/R Securitization of $20.0 million and proceeds from the disposition of an investment of $11.5 million.
Financing Activities
We used $350.5 million in cash for financing activities during the year ended December 31, 2025, an increase of $97.1 million compared to the year ended December 31, 2024, primarily driven by a $100.0 million increase in principal repayments under our 2018 Credit Agreement, partially offset by a $5.1 million decrease in payments for deferred and contingent consideration.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2025, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-2. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
We continually assess interest rate sensitivity to estimate the potential impact of changes in short-term interest rates on our variable rate borrowings, after giving consideration to our interest rate swap agreements. If variable interest rates increased 100 basis points as of December 31, 2025, our annualized results would reflect incremental interest expense of approximately $7.4 million.
Foreign Exchange Risk
During the years ended December 31, 2025 and December 31, 2024, approximately 30% and 29% of our revenue was transacted in currencies other than USD, respectively. The following presents our revenue derived from our most significant currencies (in millions):

	Year Ended December 31,
	2025		2024
United States dollar	$7,118.4	70%	$6,651.7	71%
Euro	560.2	5%	491.0	5%
Australian dollar	501.8	5%	466.2	5%
Singapore dollar	420.7	4%	380.7	4%
Other(1)	1,687.1	16%	1,456.9	15%
Total revenue	$10,288.2	100%	$9,446.5	100%
(1) All other foreign currencies individually represent less than 4% of total revenue for the periods presented.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. As a result, the strengthening or weakening of the USD will positively or negatively impact our reported results. Holding all other variables constant, the Company assessed the risk of a hypothetical 10% increase in the value of the USD against the euro, Australian dollar and Singapore dollar for the year ended December 31, 2025, which would have resulted in a decrease in revenue of approximately $50.9 million, $45.6 million and $38.2 million, respectively. These hypothetical calculations estimate the impact of translating results into USD and do not include an estimate of the impact that a 10% change in the USD against other currencies would have had on our foreign operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cushman & Wakefield Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cushman & Wakefield Ltd. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of deferred tax assets in certain jurisdictions
As described in Notes 2 and 14 to the consolidated financial statements, the Company reduces deferred tax assets by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings or losses and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Assumptions and estimates include projected future taxable income, by relevant jurisdiction, including forecasted long term growth rates and forecasted profitability margins, as well as the expectations of the timing of reversal of existing temporary differences, among other secondary factors such as certain tax planning strategies. Valuation allowances as of December 31, 2025 were $155.1 million, a portion of which are related to certain deferred tax assets in the United States (U.S.) and United Kingdom (U.K.).
We identified the evaluation of the realizability of certain deferred tax assets in the U.S. and U.K. as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required to evaluate the realizability of certain deferred tax assets in the U.S. and U.K. Specifically, the assessment encompassed the evaluation of projected future taxable income, by relevant jurisdiction, including forecasted long term growth rates and forecasted profitability margins, as well as the evaluation of the timing of reversal of temporary differences.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred tax asset valuation allowance process, including controls related to the evaluation of the realizability of certain deferred tax assets in the U.S. and U.K. We evaluated the projected future taxable income, including forecasted long term growth rates and forecasted profitability margins by comparing to prior year actual results, while considering current and anticipated future market events, and the length of time until expiration of the deferred tax assets. We involved tax professionals with specialized skills and knowledge who assisted in assessing the Company’s determination of whether it was more likely than not that all or a portion of certain deferred tax assets could be realized by evaluating the Company’s application of income tax law and the Company’s deferred tax asset scheduling process, including the timing of reversal of temporary differences.
Impairment of equity method investment in Cushman Wakefield Greystone LLC
As discussed in Note 8 to the consolidated financial statements, the Company determined its equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”) was other-than-temporarily impaired and recognized an impairment loss of $177.0 million for the year ended December 31, 2025. The impairment loss was measured using a weighting of fair values determined by use of an income approach, using a discounted cash flow model based on current forecasts and certain assumptions, including the forecasted growth rates, forecasted profitability margins, and discount rate; and a market approach model, using projected market multiples for comparable companies.
We identified the evaluation of the measurement of the Company's other-than-temporary impairment loss in the Greystone JV as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value of the Greystone JV due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the forecasted growth rates, forecasted profitability margins, and the selected discount rate used in the discounted cash flow model.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the forecasted growth rates, the forecasted profitability margins, and the selected discount rate. We involved valuation professionals with specialized skills and knowledge who assisted in (1) evaluating the forecasted growth rates by comparing it to an independently developed range that was created using publicly available market data for comparable companies; (2) evaluating the forecasted profitability margins by comparing it to the historical performance of the Greystone JV and external market data and industry trends; and (3) evaluating the discount rate by comparing it to an independently developed range that was created using publicly available market data for comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cushman & Wakefield Ltd.:
Opinion on Internal Control Over Financial Reporting
We have audited Cushman & Wakefield Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Chicago, Illinois
February 19, 2026

Cushman & Wakefield Ltd.
Consolidated Balance Sheets

	As of December 31,
(in millions, except share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$784.2	$793.3
Trade and other receivables, net of allowance of $93.2 and $88.7 as of December 31, 2025 and 2024, respectively	1,515.5	1,352.4
Income tax receivable	52.3	62.1
Short-term contract assets, net	301.4	301.4
Prepaid expenses and other current assets	189.7	181.2
Total current assets	2,843.1	2,690.4
Property and equipment, net	132.9	136.0
Goodwill	2,058.3	1,998.3
Intangible assets, net	654.7	690.1
Equity method investments	536.9	723.6
Deferred tax assets	149.0	93.1
Non-current operating lease assets	277.2	290.1
Other non-current assets	1,024.5	927.6
Total assets	$7,676.6	$7,549.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$124.9	$103.2
Accounts payable and accrued expenses	1,225.0	1,110.5
Accrued compensation	1,021.5	900.4
Income tax payable	29.0	19.8
Other current liabilities	191.4	196.0
Total current liabilities	2,591.8	2,329.9
Long-term debt, net	2,624.9	2,939.6
Deferred tax liabilities	13.8	12.6
Non-current operating lease liabilities	246.6	270.3
Other non-current liabilities	243.7	241.4
Total liabilities	5,720.8	5,793.8
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares, par value $0.10 per share, 800,000,000 shares authorized; 231,699,585 and 229,696,912 shares issued and outstanding as of December 31, 2025 and 2024, respectively	23.2	23.0
Additional paid-in capital	3,038.4	2,986.4
Accumulated deficit	(897.7)	(985.9)
Accumulated other comprehensive loss	(208.6)	(268.6)
Total equity attributable to the Company	1,955.3	1,754.9
Non-controlling interests	0.5	0.5
Total equity	1,955.8	1,755.4
Total liabilities and shareholders’ equity	$7,676.6	$7,549.2

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Revenue	$10,288.2	$9,446.5	$9,493.7
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	8,408.2	7,720.2	7,841.6
Operating, administrative and other	1,317.2	1,224.1	1,262.8
Depreciation and amortization	104.2	122.2	145.6
Restructuring, impairment and related charges	6.1	41.1	38.1
Total costs and expenses	9,835.7	9,107.6	9,288.1
Operating income	452.5	338.9	205.6
Interest expense, net of interest income	(216.2)	(229.9)	(281.1)
(Loss) earnings from equity method investments	(168.3)	37.4	58.1
Other income (expense), net	46.2	29.4	(12.6)
Earnings (loss) before income taxes	114.2	175.8	(30.0)
Provision for income taxes	26.0	44.5	5.4
Net income (loss)	$88.2	$131.3	$(35.4)

Basic earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, basic	$0.38	$0.57	$(0.16)
Weighted average shares outstanding for basic earnings (loss) per share	231.2	228.9	226.9
Diluted earnings (loss) per share:
Earnings (loss) per share attributable to common shareholders, diluted	$0.38	$0.56	$(0.16)
Weighted average shares outstanding for diluted earnings (loss) per share	234.7	232.8	226.9

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$88.2	$131.3	$(35.4)
Other comprehensive income (loss), net of tax:
Designated hedge loss	(26.5)	(11.8)	(11.7)
Pension related adjustments	7.6	2.1	(1.7)
Foreign currency translation	78.9	(73.5)	19.0
Total other comprehensive income (loss)	60.0	(83.2)	5.6
Total comprehensive income (loss)	$148.2	$48.1	$(29.8)

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Consolidated Statements of Changes in Equity

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	225.8	$22.6	$2,911.5	$(1,081.8)	$48.7	$(200.6)	$(39.1)	$(191.0)	$1,661.3	$0.8	$1,662.1
Net loss	—	—	—	(35.4)	—	—	—	—	(35.4)	—	(35.4)
Stock-based compensation	—	—	53.6	—	—	—	—	—	53.6	—	53.6
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	1.5	0.1	(7.8)	—	—	—	—	—	(7.7)	—	(7.7)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	24.3	—	—	24.3	24.3	—	24.3
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(36.0)	—	—	(36.0)	(36.0)	—	(36.0)
Foreign currency translation	—	—	—	—	—	19.0	—	19.0	19.0	—	19.0
Defined benefit plan actuarial loss	—	—	—	—	—	—	(1.7)	(1.7)	(1.7)	—	(1.7)
Distribution from non-controlling interests	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2023	227.3	$22.7	$2,957.3	$(1,117.2)	$37.0	$(181.6)	$(40.8)	$(185.4)	$1,677.4	$0.6	$1,678.0
Net income	—	—	—	131.3	—	—	—	—	131.3	—	131.3
Stock-based compensation	—	—	35.4	—	—	—	—	—	35.4	—	35.4
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.4	0.3	(6.3)	—	—	—	—	—	(6.0)	—	(6.0)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	25.7	—	—	25.7	25.7	—	25.7
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(37.5)	—	—	(37.5)	(37.5)	—	(37.5)
Foreign currency translation	—	—	—	—	—	(73.5)	—	(73.5)	(73.5)	—	(73.5)
Defined benefit plans actuarial gain	—	—	—	—	—	—	2.1	2.1	2.1	—	2.1
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4
Net income	—	—	—	88.2	—	—	—	—	88.2	—	88.2
Stock-based compensation	—	—	57.7	—	—	—	—	—	57.7	—	57.7
Vesting of shares related to equity compensation plans, net amounts withheld for payment of taxes	2.0	0.2	(9.3)	—	—	—	—	—	(9.1)	—	(9.1)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(4.3)	—	—	(4.3)	(4.3)	—	(4.3)
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(22.2)	—	—	(22.2)	(22.2)	—	(22.2)
Foreign currency translation	—	—	—	—	—	78.9	—	78.9	78.9	—	78.9
Pension related adjustments, net of tax	—	—	—	—	—	—	7.6	7.6	7.6	—	7.6
Other activity	—	—	3.6	—	—	—	—	—	3.6	—	3.6
Balance as of December 31, 2025	231.7	$23.2	$3,038.4	$(897.7)	$(1.3)	$(176.2)	$(31.1)	$(208.6)	$1,955.3	$0.5	$1,955.8

The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$88.2	$131.3	$(35.4)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104.2	122.2	145.6
Impairment charges	6.5	3.8	13.6
Unrealized foreign exchange (gain) loss	(4.3)	(4.3)	1.9
Stock-based compensation	58.2	35.6	54.1
Lease amortization	86.5	86.5	97.8
Loss on debt extinguishment	3.0	—	19.3
Amortization of debt issuance costs	8.0	7.5	7.5
Earnings from equity method investments, net of distributions received	3.0	(18.7)	(33.7)
Impairment of equity method investment	177.0	—	—
Change in deferred taxes	(45.0)	(28.1)	(50.4)
Provision for loss on receivables and other assets	22.2	20.8	10.6
Loss on disposition of business	—	15.8	1.3
Unrealized (gain) loss on investments, net	(26.1)	0.8	27.8
Other operating activities, net	(30.3)	(26.6)	16.7
Changes in assets and liabilities:
Trade and other receivables	(139.9)	(78.7)	62.5
Income taxes payable	10.9	2.1	(34.1)
Short-term contract assets and Prepaid expenses and other current assets	30.2	20.8	72.8
Other non-current assets	(121.2)	(58.0)	(24.7)
Accounts payable and accrued expenses	108.7	16.8	(49.4)
Accrued compensation	106.7	74.3	(67.7)
Other current and non-current liabilities	(106.1)	(115.9)	(83.9)
Net cash provided by operating activities	340.4	208.0	152.2
Cash flows from investing activities
Payment for property and equipment	(47.4)	(41.0)	(51.0)
Acquisition of business, net of cash acquired	(4.9)	—	—
Investments in equity securities	(8.9)	(1.7)	(6.9)
Return of beneficial interest in a securitization	(630.0)	(505.0)	(330.0)
Collection on beneficial interest in a securitization	650.0	505.0	430.0
Proceeds from disposition of business or other investments	11.5	122.6	—
Other investing activities, net	8.6	1.3	6.8
Net cash (used in) provided by investing activities	(21.1)	81.2	48.9
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(11.2)	(10.4)	(8.1)
Payment of deferred and contingent consideration	(13.0)	(18.1)	(14.5)
Proceeds from borrowings	—	—	2,400.0
Repayment of borrowings	(300.0)	(200.4)	(2,405.0)
Debt issuance costs	—	—	(65.1)
Payment of finance lease liabilities	(26.1)	(28.2)	(29.2)
Other financing activities, net	(0.2)	3.7	1.1
Net cash used in financing activities	(350.5)	(253.4)	(120.8)

Change in cash, cash equivalents and restricted cash	(31.2)	35.8	80.3
Cash, cash equivalents and restricted cash, beginning of the year	814.6	801.2	719.0
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	20.1	(22.4)	1.9
Cash, cash equivalents and restricted cash, end of the year	$803.5	$814.6	$801.2
The accompanying notes form an integral part of these Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Notes to the Consolidated Financial Statements

Note 1: Organization and Business Overview
On August 6, 2018, Cushman & Wakefield plc (“C&W plc”) closed its initial public offering. On August 6 and 7, 2018, C&W plc completed a concurrent private placement in which it sold 10.6 million shares to Vanke Service (Hong Kong) Co., Limited (currently known as Onewo Inc. subsequent to its Hong Kong public offering in 2022). Public trading in C&W plc’s ordinary shares began on August 2, 2018.
On November 27, 2025, C&W plc completed a court-approved scheme of arrangement in the U.K., pursuant to which a new Bermudan holding company, Cushman & Wakefield Ltd. (“C&W Ltd.”) became the sole shareholder of C&W plc and the parent company of the entire group of Cushman & Wakefield companies (the “Redomiciliation”). At completion of the Redomiciliation, all issued and outstanding shares of C&W plc were cancelled and extinguished, and newly issued common shares of C&W Ltd. were issued to each shareholder on a one-for-one basis. The Redomiciliation resulted in the Cushman & Wakefield group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. In these Consolidated Financial Statements, the terms “the Company,” “we,” “ours,” and “us” refer to C&W Ltd. (or C&W plc as its predecessor), together with its subsidiaries.
As of December 31, 2025, the Company operated from over 350 offices in nearly 60 countries with approximately 53,000 employees. The Company’s business is focused on meeting the increasing demands of our clients through comprehensive global offerings including (i) Services, (ii) Leasing, (iii) Capital markets and (iv) Valuation and other services. The Company primarily does business under the Cushman & Wakefield tradename.

Note 2: Summary of Significant Accounting Policies
a) Principles of Consolidation
The Company maintains its accounting records on the accrual basis of accounting and its Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements are presented in U.S. dollars (“USD”).
The Redomiciliation was accounted for as a change in the reporting entity between entities under common control and the historical basis of accounting was retained as if the entities had always been consolidated for financial reporting purposes, including no changes to equity as a result of the transaction. The consolidated financial statements for periods prior to the Redomiciliation are the consolidated statements of C&W plc as the predecessor to the Company for accounting and reporting purposes and, upon completion of the Redomiciliation, such historical consolidated financial statements became C&W Ltd.’s historical consolidated financial statements.
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, which include voting interest entities (“VOEs”) in which the Company has determined it has a controlling financial interest in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidations. When applying principles of consolidation, management will identify whether an investee entity is a variable interest entity (“VIE”) or a VOE. For VOEs, the Company consolidates the entity when it controls it through majority ownership and voting rights. The Company has determined that it does not have any material interests in VIEs. All significant intercompany accounts and transactions have been eliminated in consolidation.
Equity method investments
Entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for using the equity method. Equity method investments are initially recognized at cost and subsequently adjusted by the Company’s share of earnings or losses from the investee, distributions received and impairment charges. The Consolidated Financial Statements include the Company’s share of the earnings or losses and equity movements of investees accounted for under the equity method, after adjustments to align the accounting policies with those of the Company, from the date that significant influence or joint control commences until the date that significant influence ceases.
The Company evaluates our equity method investments for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances warrant such an evaluation. If an investment is considered other-than-temporarily impaired, the Company records the excess of the carrying value over the estimated fair value of the investment as an impairment charge within (Loss) earnings from equity method investments.

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
b) Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to estimates and assumptions include, but are not limited to, the valuation of assets acquired and liabilities assumed in business combinations, including earn-out consideration; the valuation of goodwill, intangible assets and other long-lived assets; the fair value of derivative instruments; the fair value of the Company’s defined benefit plan obligations; the fair value of certain awards granted under stock-based compensation plans; the probability of meeting performance conditions of share-based awards; self-insurance program liabilities; loss contingencies; the valuation of equity method investments; valuation allowances for income taxes; uncertain tax positions; and variable consideration subject to accelerated revenue recognition.
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
Nature of Services
Services
Fees earned from the delivery of Services, including property management, facilities management, facilities services and project management services, are recognized over time when earned under the provisions of the related agreements and are generally based on a fixed recurring fee or a variable fee, which may be based on hours incurred, a percentage mark-up on actual costs incurred or a percentage of monthly gross receipts. The services provided are a series of distinct daily performance obligations being completed over time, and revenue is recognized at the end of each period associated with the satisfaction of a particular performance obligation. The Company may also earn additional revenue based on certain qualitative and quantitative performance measures, which can be based on certain key performance indicators. This additional revenue is recognized over time when earned as the performance obligation is satisfied and the fees are not deemed probable of significant reversal in future periods.

When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client, and reported costs of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within Topic 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on revenue, net income or cash flows.
Leasing and Capital markets
The Company records commission revenue on real estate leases and sales at the point in time when the performance obligation is satisfied, which is generally upon lease execution or transaction closing. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). Under Topic 606, we recognize certain revenues that are based, in part, on future contingent events. For the revenues related to Leasing services, the Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The Company’s commission expense is recognized in the same period as the corresponding revenue.
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
e) Restricted Cash
Restricted cash of $19.3 million and $21.3 million as of December 31, 2025 and 2024, respectively, is included within Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. These balances primarily consist of legally restricted deposits related to contracts entered with others, in the normal course of business, not available for use by the Company.
f) Trade and Other Receivables
Trade and other receivables are presented in the Consolidated Balance Sheets net of an estimated allowance for expected credit losses. On a periodic basis, the Company evaluates its receivables and establishes an allowance for expected credit losses based on historical experience and other currently available information. The allowance reflects the Company’s best estimate of collectability risks on outstanding receivables.

Accounts Receivable Securitization Program
The Company has a revolving trade accounts receivables securitization program, which it has amended periodically (the “A/R Securitization”). The Company records the transactions as sales of receivables, derecognizes such receivables from its Consolidated Financial Statements and records a receivable for the deferred purchase price of such receivables. Trade accounts receivable that are sold without recourse are derecognized at the point of sale when the risks and rewards of the receivable have been fully transferred. Refer to Note 19: Accounts Receivable Securitization for additional information about the A/R Securitization.
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
Depreciation of property and equipment is computed on a straight-line basis over the asset’s estimated useful life. Assets held under finance leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. The Company’s estimated useful lives are as follows:

Furniture and equipment	1 to 10 years
Leasehold improvements	Shorter of lease term or asset useful life, 1 to 15 years
Equipment under finance lease	Shorter of lease term or asset useful life, 1 to 10 years
Software	3 to 7 years
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

i) Business Combinations, Goodwill and Other Intangible Assets
We account for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”), using the acquisition method of accounting when control is transferred. All of the assets acquired and liabilities assumed, including contingent and deferred consideration and amounts attributable to non-controlling interests, are recorded at their respective fair values at acquisition date. Determination of the fair values of the assets and liabilities acquired requires estimates and the use of valuation techniques when market values are not readily available. Any excess of the cost of the business combination over the fair value of the net assets acquired is recognized as goodwill in the Consolidated Balance Sheets.
Goodwill and indefinite-lived intangible assets are not amortized and are stated at cost. Definite-lived intangible assets are stated at cost, less accumulated amortization.
Amortization of definite-lived intangible assets is recognized in the Consolidated Statements of Operations on a straight-line basis over the estimated useful lives of the intangible assets. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, typically in the fourth quarter. The Company will test more frequently if there are indicators of impairment or whenever business or economic circumstances change, suggesting the carrying value of assets may not be recoverable. The Company typically performs an impairment evaluation of goodwill to assess whether the fair value of a reporting unit (“RU”) is less than its carrying amount, by initially performing a qualitative assessment (“Step Zero”), and proceeds to the quantitative impairment test (“Step One”) if it is more likely than not that the fair value of the RU is less than its carrying amount. The Company may elect to skip the qualitative assessment and proceed directly to performing Step One. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the estimated fair value of a RU exceeds its carrying value, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company elected an annual goodwill impairment assessment date of October 1. In 2025, the Company performed a qualitative assessment for its four RUs as of October 1, 2025. Refer to Note 6: Goodwill and Other Intangible Assets for additional discussion of the 2025 goodwill impairment assessment.
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
The Company self-insures for various risks, including workers’ compensation and general liability in some jurisdictions. A liability is recorded for the Company’s obligations for both reported and incurred but not reported (“IBNR”) insurance claims through assessments based on prior claims history. In addition, in the U.S., U.K. and Australia, the Company is self-insured against errors and omissions (“E&O”) claims through a primary insurance layer provided by its 100%-owned, consolidated, captive insurance subsidiary, Nottingham Indemnity, Inc., and an excess layer provided through a third-party insurance carrier. Refer to Note 16: Commitments and Contingencies for additional information.
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

l) Derivatives and Hedging Activities
From time to time, the Company enters into derivative financial instruments, including foreign exchange forward contracts and interest rate swaps, to manage its exposure to foreign exchange rate and interest rate risks. The Company views derivative financial instruments as a risk management tool and, accordingly, does not use derivatives for trading or speculative purposes. Derivatives are initially recognized at fair value at the date the derivative contracts are executed and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in the Consolidated Statements of Operations immediately unless the derivative is designated and effective as a hedging instrument, in which case hedge accounting is applied. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.
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
m) Foreign Currency Transactions
Foreign currency transactions are recorded in the functional currency at the exchange rate at the date of the transaction. The assets and liabilities of foreign operations are translated into USD at the balance sheet date. Translation adjustments are included in Accumulated other comprehensive loss.
Income and expense items are translated at the monthly average rates. Foreign currency gains or losses are recognized in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, foreign currency transactions resulted in losses of $2.9 million, $6.1 million and $12.5 million, respectively, which were recognized within Costs of services and Operating, administrative, and other expenses in the Consolidated Statements of Operations.
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
o) Share-based Payments
The Company grants stock options and restricted stock awards to employees and directors under the Amended & Restated Omnibus Management Share and Cash Incentive Plan and the Amended & Restated Omnibus Non-Employee Director Share and Cash Incentive Plan (collectively, the “2018 Omnibus Plans”). As part of the Redomiciliation, C&W Ltd. assumed all of the obligations of C&W plc under the 2018 Omnibus Plans. For time-based awards, the grant date fair value is recognized as compensation expense using the straight-line vesting method over the vesting period, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. For performance-based awards, the grant date fair value is recognized as compensation expense as the awards vest based on the achievement of performance and market conditions, with a corresponding increase in equity or liabilities, depending on the balance sheet classification. Refer to Note 13: Stock-Based Compensation for additional information on the Company’s stock-based compensation plans.
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
q) Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024 and 2023, advertising costs of $38.7 million, $38.5 million and $39.9 million, respectively, were included in Operating, administrative and other expenses in the Consolidated Statements of Operations.
r) New Accounting Pronouncements
The following accounting pronouncements were recently adopted by the Company:
Reference Rate Reform
In March 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts, and ASU 2021-01 and ASU 2022-06 amended the scope and deferred the sunset date of ASU 2020-04, respectively. The Company elected the optional expedient for modifications of debt contracts for its June 2023 debt agreement amendment, which did not have a significant impact on its financial statements and related disclosures. The Company did not apply the optional expedient to other 2023, 2024 or 2025 debt modifications. Refer to Note 11: Long-Term Debt and Other Borrowings for additional information.

Business Combinations – Joint Ventures
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
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to amend reportable segment disclosure requirements. ASU 2023-07 requires interim and annual disclosures about significant segment expenses that are regularly provided to an entity’s chief operating decision maker or those charged with assessing segment performance and allocating resources. The guidance became effective for annual periods that began after December 15, 2023 and interim periods that began after December 15, 2024. The Company adopted the ASU effective January 1, 2024, with no impact on the Company’s financial position or results of operations, and applied the amended disclosure requirements retrospectively. Refer to Note 3: Segment Data for expanded disclosures related to each reportable segment.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to amend certain disclosure and presentation requirements. ASU 2023-09 requires entities to disclose disaggregated information within its effective tax rate reconciliation as well as additional information related to income taxes paid, such as the amount paid disaggregated by jurisdiction, among other disclosures. The guidance was effective for annual periods that began after December 15, 2024. The Company adopted the ASU effective January 1, 2025, with no impact on the Company’s financial position or results of operations, and elected to apply the amended disclosure requirements prospectively. Refer to Note 14: Income Taxes for expanded disclosures related to income taxes.
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
Business Combinations – Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 revises the guidance in ASC 805, on identifying the accounting acquirer in a business combination in which the legal acquiree is a VIE that meets the definition of a business. This ASU requires entities to assess whether a legal acquisition of a VIE should be accounted for as a reverse acquisition, where the legal acquiree is the accounting acquirer, which could impact the form and content of post-combination financial statements, the measurement of goodwill and other matters. Prior to ASU 2025-03, a business combination involving the acquisition of a VIE always resulted in the legal acquirer as the accounting acquirer. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and the amendments must be applied prospectively to all business combinations that occur after the adoption date. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
Measurement of Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). Since the adoption of ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”), entities have been required to reflect forecasts of future economic conditions when estimating expected credit losses, including when estimating credit losses arising from current accounts receivable and current contract assets. ASU 2025-05 provides an optional practical expedient whereby entities may assume that current conditions as of the balance sheet date will not change during the remaining life of current accounts receivable and current contract assets. The expedient may be applied to current accounts receivable and current contract asset balances arising from transactions accounted for under Topic 606, including assets acquired in a business combination transaction. The guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted and entities that decide to elect the optional practical expedient must apply the expedient prospectively. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
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
Derivatives Scope Refinement
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception in ASC Topic 815, Derivatives and Hedging (“ASC 815”), for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract. Additionally, the ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of Topic 606. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and entities may apply the guidance prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815, to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU provides guidance on five discrete topics, including topics pertaining to cash flow hedges and the net written option test. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and entities must apply the ASU prospectively for all hedging relationships as of the date of adoption. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
Interim Reporting Requirements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 intends to improve the navigability of the guidance in ASC 270, Interim Reporting (“ASC 270”), and clarifies when it applies. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have had material impact on the entity. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted and entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures
Codification Improvements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 facilitates updates for a broad range of ASC topics arising from technical corrections, unintended application of the ASC, clarifications and other minor improvements. The guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years. Early adoption is permitted on an issue-by-issue basis and entities may apply the guidance prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

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
The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized (gain) loss on investments, net, impairment of investments, loss on dispositions, net, acquisition related costs, cost savings initiatives, system implementation costs, loss (gain) from insurance proceeds, net of legal fees, non-operating items related to the Greystone JV (as defined below) and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.

The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Year Ended December 31, 2025
	Americas	EMEA	APAC	Total
Revenue	$7,511.1	$1,065.5	$1,711.6	$10,288.2
Less:
Cost of gross contract reimbursables	$2,521.9	$145.2	$559.8	$3,226.9
Direct employment costs	3,249.1	434.1	444.2	4,127.4
Other direct costs	457.1	142.3	454.5	1,053.9
Indirect and overhead employment costs	494.5	137.6	125.2	757.3
Other indirect and overhead costs	373.8	114.1	72.0	559.9
Other segment items(1)	(66.1)	(7.8)	(19.5)	(93.4)
Adjusted EBITDA	$480.8	$100.0	$75.4	$656.2

	Year Ended December 31, 2024
	Americas	EMEA	APAC	Total
Revenue	$6,998.0	$953.2	$1,495.3	$9,446.5
Less:
Cost of gross contract reimbursables	$2,314.8	$125.7	$416.8	$2,857.3
Direct employment costs	3,015.0	390.4	422.5	3,827.9
Other direct costs	480.2	119.2	435.6	1,035.0
Indirect and overhead employment costs	426.9	125.2	110.0	662.1
Other indirect and overhead costs	377.2	120.6	64.2	562.0
Other segment items(1)	(52.5)	(2.4)	(24.8)	(79.7)
Adjusted EBITDA	$436.4	$74.5	$71.0	$581.9

	Year Ended December 31, 2023
	Americas	EMEA	APAC	Total
Revenue	$7,129.0	$973.7	$1,391.0	$9,493.7
Less:
Cost of gross contract reimbursables	$2,506.9	$115.2	$340.2	$2,962.3
Direct employment costs	2,857.7	394.4	427.5	3,679.6
Other direct costs	615.6	163.4	420.7	1,199.7
Indirect and overhead employment costs	449.3	137.0	111.0	697.3
Other indirect and overhead costs	382.8	120.1	62.6	565.5
Other segment items(1)	(112.9)	(33.8)	(34.1)	(180.8)
Adjusted EBITDA	$429.6	$77.4	$63.1	$570.1
(1) Other segment items in the tables above include, for each reportable segment, (loss) earnings from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA. See reconciliation of Net income (loss) to Adjusted EBITDA below.

The following table includes a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$88.2	$131.3	$(35.4)
Adjustments:
Depreciation and amortization	104.2	122.2	145.6
Interest expense, net of interest income	216.2	229.9	281.1
Provision for income taxes	26.0	44.5	5.4
Unrealized (gain) loss on investments, net	(26.1)	0.8	27.8
Impairment of investments	183.5	—	—
Loss on dispositions, net	1.1	18.4	1.8
Integration and other costs related to merger	—	—	11.2
Acquisition related costs	0.8	—	14.2
Cost savings initiatives	—	28.9	55.6
System implementation costs	5.6	—	—
CEO transition costs	—	—	8.3
Servicing liability fees and amortization	—	—	11.7
Legal and compliance matters	—	—	23.0
Loss (gain) from insurance proceeds, net of legal fees	2.7	(16.5)	1.1
Non-operating items related to the Greystone JV	37.4	—	—
Other	16.6	22.4	18.7
Adjusted EBITDA	$656.2	$581.9	$570.1
Geographic Information
Revenue in the table below is allocated based upon the country in which services are performed (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$7,077.4	$6,680.1	$6,810.7
Australia	501.8	466.2	472.5
Singapore	420.7	380.7	335.7
All other countries	2,288.3	1,919.5	1,874.8
Total revenue	$10,288.2	$9,446.5	$9,493.7

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net income or loss by the weighted average shares outstanding.
As the Company was in a Net loss position for the year ended December 31, 2023, the Company determined all potentially dilutive shares would be anti-dilutive in this period and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding to be the same for both basic and diluted EPS for the year ended December 31, 2023. Approximately 0.8 million of potentially dilutive shares for the year ended December 31, 2023 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

The following is a calculation of EPS (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic EPS
Net income (loss)	$88.2	$131.3	$(35.4)
Weighted average shares outstanding for basic earnings (loss) per share	231.2	228.9	226.9
Basic earnings (loss) per share attributable to common shareholders	$0.38	$0.57	$(0.16)
Diluted EPS
Net income (loss)	$88.2	$131.3	$(35.4)
Weighted average shares outstanding for basic earnings (loss) per share	231.2	228.9	226.9
Dilutive effect of restricted stock units	3.5	3.9	—
Weighted average shares outstanding for diluted earnings (loss) per share	234.7	232.8	226.9
Diluted earnings (loss) per share attributable to common shareholders	$0.38	$0.56	$(0.16)

Note 5: Revenue
Disaggregation of Revenue
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Year Ended December 31, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$4,964.0	$519.9	$1,336.9	$6,820.8
Leasing	At a point in time	1,695.8	239.2	187.9	2,122.9
Capital markets	At a point in time	668.0	109.6	82.2	859.8
Valuation and other	At a point in time or over time	183.3	196.8	104.6	484.7
Total revenue		$7,511.1	$1,065.5	$1,711.6	$10,288.2

		Year Ended December 31, 2024
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$4,705.1	$454.7	$1,143.7	$6,303.5
Leasing	At a point in time	1,560.3	227.3	185.6	1,973.2
Capital markets	At a point in time	566.6	91.5	65.6	723.7
Valuation and other	At a point in time or over time	166.0	179.7	100.4	446.1
Total revenue		$6,998.0	$953.2	$1,495.3	$9,446.5

		Year Ended December 31, 2023
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$4,973.2	$484.0	$1,046.9	$6,504.1
Leasing	At a point in time	1,445.3	230.0	176.3	1,851.6
Capital markets	At a point in time	558.9	83.5	55.2	697.6
Valuation and other	At a point in time or over time	151.6	176.2	112.6	440.4
Total revenue		$7,129.0	$973.7	$1,391.0	$9,493.7
Contract Balances
The Company receives payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet available to be invoiced. Contract liabilities are recorded when cash payments are received in advance of performance, including amounts which are refundable.

The following table provides information on contract assets and contract liabilities from contracts with customers included in the Consolidated Balance Sheets (in millions):

	As of December 31,
	2025	2024
Short-term contract assets	$320.9	$325.7
Contract asset allowances	(19.5)	(24.3)
Short-term contract assets, net	301.4	301.4

Non-current contract assets	63.1	69.0
Contract asset allowances	(2.8)	(2.2)
Non-current contract assets, net included in Other non-current assets	60.3	66.8

Total contract assets, net	$361.7	$368.2

Contract liabilities included in Accounts payable and accrued expenses	$86.6	$68.0
Contract liabilities included in Other non-current liabilities	17.4	—
Total contract liabilities	$104.0	$68.0
The amount of revenue recognized during the year ended December 31, 2025 that was included in the contract liabilities balance at the beginning of the period was $49.8 million. The Company had no material asset impairment charges related to contract assets in the periods presented.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2023	$1,518.3	$320.8	$241.8	$2,080.9
Dispositions	(44.4)	—	—	(44.4)
Effect of movements in exchange rates	(4.7)	(11.4)	(22.1)	(38.2)
Balance as of December 31, 2024	$1,469.2	$309.4	$219.7	$1,998.3
Acquisitions	—	8.8	—	8.8
Effect of movements in exchange rates and other	2.6	31.5	17.1	51.2
Balance as of December 31, 2025	$1,471.8	$349.7	$236.8	$2,058.3
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
The Company identified four reporting units: Americas, C&W Services, EMEA and APAC. The Americas and C&W Services reporting units comprise the Americas reportable segment. For the year ended December 31, 2025, the Company considered qualitative factors while performing the annual impairment assessment of goodwill as of October 1, 2025. The Company performed a qualitative, Step Zero, assessment for all reporting units and concluded it was not more likely than not that any RU was impaired.

For the years ended December 31, 2025, 2024 and 2023, the annual impairment assessment of goodwill was completed, resulting in no impairment charges. It is possible that our determination that goodwill for a reporting unit is not impaired could change in the future if current economic conditions or other conditions deteriorate or the operating performance or future prospects for a particular reporting unit declines.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of December 31, 2025
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,113.0	(1,004.3)	108.7
Total intangible assets		$1,659.0	$(1,004.3)	$654.7

		As of December 31, 2024
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	5 - 15	1,248.9	(1,104.8)	144.1
Other intangible assets	n/a	15.2	(15.2)	—
Total intangible assets		$1,810.1	$(1,120.0)	$690.1
Amortization expense was $39.6 million, $45.9 million and $64.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated annual future amortization expense for each of the years ending December 31, 2026 through December 31, 2030 is $36.2 million, $25.9 million, $14.5 million, $12.3 million and $5.0 million, respectively.
No material impairments of intangible assets were recorded during the years ended December 31, 2025, 2024 and 2023.
During the year ended December 31, 2024, the Company disposed of customer relationships, net of $67.2 million related to the sale of a non-core Services business. Refer to Note 7: Disposition for additional information.

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

Note 8: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $9.6 million, $9.2 million, and $8.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in Other income (expense), net in the Consolidated Statements of Operations.

The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of December 31,
	2025	2024
Greystone JV	$395.5	$585.2
Onewo JV	139.2	126.8
Other investments	2.2	11.6
Total Equity method investments	$536.9	$723.6
The Company recognized (loss) earnings from equity method investments during the period as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Greystone JV	$(178.0)	$26.2	$43.7
Onewo JV	7.1	7.7	9.7
Other investments	2.6	3.5	4.7
Total (Loss) earnings from equity method investments	$(168.3)	$37.4	$58.1
During the years ended December 31, 2025, 2024 and 2023, the Company received distributions from equity method investments of $11.7 million, $18.7 million and $24.4 million, respectively.
In the fourth quarter of 2025, we identified impairment indicators related to the carrying value of the Greystone JV as interest rate volatility and regulatory oversight related to certain agency mortgage loans indicated a decline in fair value. We determined the decline in fair value was other-than-temporary in nature as the forecasted financial information received in the fourth quarter of 2025 reflected a gradual and longer than expected recovery from macroeconomic factors affecting the industry. In determining the fair value of the Greystone JV, the Company used both an income approach, using a discounted cash flow (“DCF”) model based on current forecasts for the Greystone JV, and a market approach, using projected market multiples for comparable companies. For the year ended December 31, 2025, the Company recorded an other-than-temporary impairment loss of $177.0 million related to the Greystone JV within (Loss) earnings from equity method investments in the Consolidated Statements of Operations, as the carrying value exceeded the fair value of the investment. The Greystone JV impairment loss was recorded in the Americas segment. The Company did not record any additional other-than-temporary impairment losses on equity method investments during the periods presented.
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

	As of December 31,
(in millions)	2025	2024
Cash and cash equivalents	$335.6	$335.0
Accounts receivable	365.4	338.5
Mortgage loans held for sale	592.8	623.2
Mortgage servicing rights	804.6	838.3
Total assets	$2,658.3	$2,658.0

Accounts payable and accrued expenses	$557.5	$555.9
Mortgage indebtedness	961.7	974.7
Total liabilities	$1,850.9	$1,812.6

Non-controlling interest	$10.9	$10.3

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross revenues	$1,776.9	$1,734.4	$1,664.6
Gross profit	191.6	261.0	320.1
Net income	29.4	96.1	158.1
Net income attributable to the entity	29.2	95.9	157.8
Note 9: Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2025	2024
Software	$206.6	$208.1
Leasehold improvements	249.9	264.1
Plant and equipment	137.9	124.9
Equipment under finance lease	173.8	150.6
Software under development	3.8	2.5
Construction in progress	24.1	10.0
	796.1	760.2
Less: Accumulated depreciation	(663.2)	(624.2)
Total Property and equipment, net	$132.9	$136.0
Depreciation and amortization expense associated with property and equipment was $64.6 million, $76.3 million, and $81.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Interest Rate Derivative Instruments
As of December 31, 2025, the Company’s interest rate hedging instruments consisted of 11 interest rate swap agreements all designated as cash flow hedges, which included five interest rate swaps with a notional amount of $400.0 million expiring on August 21, 2027 and six interest rate swaps with a notional amount of $550.0 million expiring on May 31, 2028.
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
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of December 31, 2025 and 2024, there were $1.8 million in pre-tax losses and $22.7 million in pre-tax gains, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 11: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $0.6 million will be reclassified to Interest expense, net of interest income in the Consolidated Statements of Operations.

Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized loss of $5.6 million and an unrealized gain of $0.1 million during the year ended December 31, 2025. The Company recognized a realized loss of $8.8 million and an unrealized loss of $0.8 million during the year ended December 31, 2024. The Company recognized a realized loss of $7.9 million, offset by an unrealized gain of $0.7 million during the year ended December 31, 2023.
As of December 31, 2025 and 2024, the Company had 26 and 31 foreign currency exchange forward contracts outstanding covering a notional amount of $758.3 million and $559.5 million, respectively. As of December 31, 2025 and 2024, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of December 31, 2025 and 2024 (in millions):

		December 31, 2025		December 31, 2024
	December 31, 2025	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$950.0	$—	$1.8	$11.3	$3.0
Non-designated:
Foreign currency forward contracts	$758.3	$1.0	$1.3	$1.3	$1.7
The fair value of interest rate swap assets is included within Other non-current assets. The fair value of interest rate swap liabilities is included within Other non-current liabilities and Other current liabilities as of December 31, 2025 and 2024, respectively, based on the termination date of the respective agreements. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities. The Company does not net derivatives in the Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as cash flow hedges in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of Loss (Gain) Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive Loss (Gain)
Year Ended December 31, 2025
Interest rate cash flow hedges	$(25.2)	$4.3	$22.2	$1.3

Year Ended December 31, 2024
Interest rate cash flow hedges	$(37.0)	$(25.7)	$37.5	$(25.2)

Year Ended December 31, 2023
Interest rate cash flow hedges	$(48.7)	$(24.3)	$36.0	$(37.0)
(1) Amount is net of related deferred tax benefit of $2.5 million, $2.5 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Amount is net of related deferred tax benefit of $1.4 million, expense of $4.8 million and benefit of $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Amount is net of related income tax benefit of $3.4 million, and expense of $4.8 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the years ended December 31, 2025, 2024 and 2023, gains of $22.2 million, $37.5 million and $36.0 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Consolidated Statements of Operations.

Note 11: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of December 31,
	2025	2024
Collateralized:
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $7.1 million and $9.5 million, respectively	$832.9	$980.5
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $13.3 million and $17.8 million, respectively	834.2	979.7
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $3.4 million and $4.9 million, respectively	646.6	645.1
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $4.9 million and $5.8 million, respectively	395.1	394.2
Finance lease liabilities	35.7	36.4
Total	2,744.5	3,035.9
Less: current portion of long-term debt	(119.6)	(96.3)
Total Long-term debt, net	$2,624.9	$2,939.6
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
On October 1, 2025, the Company amended the 2018 Credit Agreement to reprice the 2030 Tranche-1, reducing the applicable interest rate from 1-month Term SOFR plus 2.75% to 1-month Term SOFR plus 2.50%. There were no other material changes to the terms and conditions of the 2018 Credit Agreement. In connection with the amendment, the Company incurred additional debt transaction costs of $1.3 million, of which $0.2 million were capitalized and will be amortized over the remaining term of the loan and $1.1 million were recognized directly in Interest expense, net of interest income.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the 2030 Tranche-1 and the 2030 Tranche-2, including any incremental borrowings. In March, June and October 2025, the Company elected to prepay $25.0 million, $25.0 million and $100.0 million, respectively, in principal outstanding under the 2030 Tranche-2. In August 2025, the Company elected to prepay an additional $150.0 million in principal outstanding under the 2030 Tranche-1. The total principal prepayments in 2025 was $300.0 million.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of December 31, 2025, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-2. As of December 31, 2025, the effective interest rates were 6.53% and 6.96% for the 2030 Tranche-1 and the 2030 Tranche-2, respectively.
Revolver
On October 21, 2025, the Company amended the 2018 Credit Agreement to (i) decrease the aggregate commitments under the Revolver by $100.0 million, reducing its borrowing capacity from $1.1 billion to $1.0 billion, (ii) extend the maturity date of borrowings under the Revolver from April 28, 2027 to October 21, 2030 and (iii) amend the interest rate applicable to borrowings under the Revolver to 1-month Term SOFR plus an applicable rate varying from 1.75% to 2.75%. In connection with the amendment, the Company incurred an additional $3.5 million in debt transaction costs which were capitalized and will be amortized over the remaining term of the Revolver.
As of December 31, 2025, borrowing capacity under the Revolver was $1.0 billion. Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of December 31, 2025 and 2024.
The Revolver includes capacity for letters of credit equal to the lesser of (a) $220.0 million and (b) any remaining amount not drawn down on the Revolver’s primary capacity. As of December 31, 2025 and 2024, the Company had issued letters of credit with an aggregate face value of $6.6 million and $13.0 million, respectively. These letters of credit were issued in the normal course of business.
The Revolver is also subject to a commitment fee. The commitment fee varies based on the Company’s Net Leverage Ratio (as defined in the 2018 Credit Agreement). The Company was charged $3.7 million, $4.1 million, and $3.8 million of commitment fees during the years ended December 31, 2025, 2024 and 2023, respectively.
Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of December 31, 2025.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 8.80% as of December 31, 2025.
Future Maturities
Combined annual aggregate maturities for the Term Loans, 2028 Notes and 2031 Notes, excluding unamortized discount and financing costs, as of December 31, 2025 are as follows (in millions):

	Total	2026	2027	2028	2029	2030	Thereafter
Gross debt obligations	$2,737.5	$104.2	$8.4	$658.4	$8.4	$1,558.1	$400.0

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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of December 31, 2025 and 2024.

Note 12: Employee Benefits
Defined contribution plans
The Company offers a variety of defined contribution plans across the world. In the U.S., benefit plans are pursuant to Section 401(k) of the Internal Revenue Code. For certain plans, the Company, at its discretion, can match eligible employee contributions of up to 100% of amounts contributed up to 4%, in 2025, of an individual’s annual compensation and subject to limitation under federal law. Additionally, the Company sponsors a number of defined contribution plans pursuant to the requirements of certain countries in which it has operations.
Contributions to defined contribution plans are charged as an expense as the contributions are paid or become payable and are reflected in Costs of services and Operating, administrative and other in the Consolidated Statements of Operations.
Defined contribution plan expense was $49.4 million, $51.0 million and $47.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined benefit plans
The Company offers defined benefit plans in certain jurisdictions. In the U.K., the Company provides two defined benefit plans to certain employees and former employees based on final pensionable salary, both of which are overfunded and closed to new members.
The net asset for the U.K. defined benefit plans is presented within Other non-current assets and is comprised of the following (in millions):

	As of December 31,
	2025	2024
Present value of benefit obligations	$(131.8)	$(124.5)
Fair value of defined benefit plan assets	133.4	126.3
Net asset	$1.6	$1.8
In 2022, the Company completed buy-in transactions for two of the defined benefit plans in the U.K., whereby the trustees of the plans purchased a bulk annuity insurance policy, under which the insurer is committed to pay the plan cash flows intended to match the benefit payments. These new insurance policies are held as assets of each plan, respectively. Under the buy-in arrangements, the benefit obligations were not transferred to the insurer. Rather, the Company retains full responsibility for paying the members’ benefits.
The buy-in arrangements also allow for the future conversion into buy-out arrangements whereby the insurance company would assume full responsibility of the pension benefit obligations. Upon settlement date of the buy-out, the Company would derecognize the assets and liabilities of the defined benefit plan and any remaining losses currently recorded in Accumulated other comprehensive loss will be recognized as a component of net periodic pension cost in the Consolidated Statement of Operations. The Company anticipates that it is reasonably possible the buy-out process for at least one of the U.K. defined benefit plans will be completed in 2026.
There are no employer contributions expected to be paid for the year ending December 31, 2026 for the U.K. defined benefit plans.

Changes in the net asset/liability for the U.K. defined benefit plans were as follows (in millions):

	As of December 31,
	2025	2024
Change in pension benefit obligations:
Balance at beginning of year	$(124.5)	$(142.3)
Service cost	(0.3)	(0.1)
Interest cost	(6.4)	(5.7)
Actuarial (loss) gain	(0.3)	12.8
Benefits paid	9.0	8.5
Foreign exchange movement	(9.3)	2.3
Balance at end of year	$(131.8)	$(124.5)

Change in pension plan assets:
Balance at beginning of year	$126.3	$144.8
Actual return on plan assets	6.6	(7.9)
Benefits paid	(9.0)	(8.5)
Foreign exchange movement	9.5	(2.1)
Balance at end of year	$133.4	$126.3

Net asset balance at end of year	$1.6	$1.8
Total amounts recognized in the Consolidated Statements of Operations for the U.K. defined benefit plans were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Service and other cost	$(0.3)	$(0.1)	$(0.2)
Interest cost	(6.4)	(5.7)	(5.7)
Expected return on assets	6.1	5.1	5.7
Amortization of net loss	(1.0)	(0.9)	(0.8)
Net periodic pension cost	$(1.6)	$(1.6)	$(1.0)
Total amounts recognized in Accumulated other comprehensive loss for the U.K. defined benefit plans were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cumulative actuarial loss at beginning of year	$(28.3)	$(29.8)	$(28.1)
Actuarial gain (loss) recognized during the period	0.2	(0.1)	(0.4)
Amortization of net loss	1.0	0.9	0.8
Foreign exchange movement and other adjustments	(2.5)	0.7	(2.1)
Cumulative actuarial loss at end of year	$(29.6)	$(28.3)	$(29.8)
The discount rate is determined using a cash flow matching method and a yield curve which is based on AA corporate bonds with extrapolation beyond 30 years in line with a gilt yield curve.
The following table includes the key ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”), assumptions used:

	Year Ended December 31,
Principal actuarial assumptions	2025	2024	2023
Discount rate	5.0%	5.0%	4.1%

The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. A lower discount rate would increase the present value of the benefit obligation. Other changes in actuarial assumptions, such as plan participants’ life expectancy or expected return on plan assets, can also have an impact on the net benefit obligation. After completion of the buy-in transactions in 2022, the value of the bulk annuity insurance policy as an asset is set to be equal to the value of the ASC 715 benefit obligations.
The investment strategies are set by the independent trustees of the plans and are established to achieve a reasonable balance between risk and return and to cover administrative expenses, as well as to maintain funds at a level to meet any applicable minimum funding requirements. As of December 31, 2025 and 2024, the primary assets of the plans were bulk annuity insurance policies. The weighted average plan asset allocations as of December 31, 2025 and 2024 by asset category for the U.K. defined benefit plans were as follows:

Major categories of plan assets:	2025	2024
Bulk annuity insurance policy	98%	98%
Cash and other instruments	2%	2%
Total	100%	100%
Plan assets of $2.6 million and $0.3 million as of December 31, 2025 and 2024, respectively, were held within instruments whose fair values can be readily determinable through observable, quoted prices in active markets (Level 1), and these assets consisted primarily of cash.
There were no plan assets held within instruments whose fair values can be readily determinable as of December 31, 2025. As of December 31, 2024, plan assets of $2.7 million were held within instruments whose fair values can be readily determinable, but do not have regular active market pricing (Level 2), and these assets consisted of invested cash.
Plan assets of $130.8 million and $123.3 million as of December 31, 2025 and 2024, respectively, were held within instruments with unobservable inputs (Level 3), representing the bulk annuity insurance policies.
Expected future benefit payments for the U.K. defined benefit pension plans are as follows (in millions):

Payment
2026	$9.3
2027	9.4
2028	9.4
2029	9.2
2030	9.2
From 2031 to 2035	46.5

Note 13: Stock-Based Compensation
The Company issues individual grants of share-based compensation awards, subject to board approval, for purposes of recruiting and as part of its overall compensation strategy. During the periods presented, the Company granted Restricted Stock Units (“RSUs”) under the 2018 Omnibus Plans, which are further described below.
Restricted Stock Units
Time-Based and Performance-Based RSUs
The Company may award certain individuals with RSUs. Time-based RSUs (“TBRSUs”) contain only a service condition, and the related compensation cost is recognized over the requisite service period of typically three years using the straight-line vesting method. The Company has determined the fair value of TBRSUs as the fair value of common share on the grant date.
In the first quarter of 2025, 2024 and 2023, the Company granted 2.8 million, 2.7 million and 2.7 million TBRSUs, respectively, to a select group of management and employees. Throughout the remainder of 2025, 2024 and 2023, an additional 0.3 million, 0.3 million and 0.5 million TBRSUs, respectively, were granted. The compensation cost for these grants will be recognized over a requisite service period of 3 years.
As of December 31, 2025, the Company does not have any material outstanding share awards that are liability classified.

Performance-based RSUs (“PBRSUs”) contain certain performance and market conditions, as defined in the award agreements, as well as a service condition, and vest upon the satisfaction of such service condition and achievement of performance targets during the defined performance periods.
In 2025, 2024 and 2023, the Company granted 0.6 million, 1.9 million and 0.5 million PBRSUs, respectively, to a select group of management.
The 2025 PBRSU awards are comprised of three one-year performance periods (referred to herein as 2025 PBRSU Tranche A, 2025 PBRSU Tranche B and 2025 PBRSU Tranche C). Under U.S. GAAP, awards are not considered granted until performance conditions are established. In 2025, performance conditions were only established for 2025 PBRSU Tranche A. The performance conditions for 2025 PBRSU Tranche B and 2025 PBRSU Tranche C have not yet been established and, as a result, these tranches are not considered granted under U.S. GAAP until the respective performance conditions are established.
The 2023 PBRSU awards are comprised of three one-year performance periods (referred to herein as 2023 PBRSU Tranche A, 2023 PBRSU Tranche B and 2023 PBRSU Tranche C). In 2023, performance conditions were only established for 2023 PBRSU Tranche A. In 2024, performance conditions were established for 2023 PBRSU Tranche B. In 2025, performance conditions were established for 2023 PBRSU Tranche C.
Of the PBRSU grants in 2025, 0.3 million related to 2025 awards, and the remaining 0.3 million related to the 2023 PBRSU Tranche C awards, for which performance conditions were set in 2025. Of the PBRSU grants in 2024, 1.6 million related to 2024 awards, and the remaining 0.3 million related to the 2023 PBRSU Tranche B awards, for which performance conditions were set in 2024.
Of the 2025 PBRSU awards, 100% vest based upon the satisfaction of certain Adjusted EPS goals, with a relative Total Shareholder Return (“TSR”) modifier. Of the 2024 PBRSU awards, for select executive members, 25% vest based upon the satisfaction of certain Strategic Cost Efficiency (“SCE”) goals and 75% vest based upon the satisfaction of certain Strategic Cash Generation (“SCG”) goals. For the rest of the 2024 award recipients, 50% vest based upon the satisfaction of certain SCE goals and 50% vest based upon the satisfaction of certain SCG goals. Of the 2023 PBRSU awards, 50% vest based upon the satisfaction of certain SCE goals and 50% vest based upon the satisfaction of certain Adjusted Free Cash Flow goals, both with a relative TSR modifier.
As the 2025 and 2023 PBRSUs contain both performance conditions and market conditions (due to the relative TSR modifier), the fair value at grant date of these awards was determined using a Monte Carlo simulation model, which used the following assumptions:

	2025 PBRSU Tranche A (Q3 2025 grant)	2025 PBRSU Tranche A (Q1 2025 grant)	2023 PBRSU Tranche C (Q1 2025 grant)	2023 PBRSU Tranche B (Q1 2024 grant)	2023 PBRSU Tranche A (Q3 2023 grant)	2023 PBRSU Tranche A (Q1 2023 grant)
Stock price (1)	$13.39	$11.90	$11.90	$10.01	$8.18	$13.38
Period (2)	2.4 years	2.8 years	0.8 years	1.9 years	2.5 years	2.9 years
Risk-free interest rate (3)	3.7%	4.0%	4.1%	4.6%	4.6%	4.4%
Historical volatility rate (4)	44.8%	44.2%	39.5%	46.9%	39.9%	44.4%
Dividend yield (5)	—%	—%	—%	—%	—%	—%
Fair value at grant date	$15.35	$12.76	$12.18	$10.35	$8.25	$14.64
(1) The stock price is the closing price of the Company’s common shares on the grant date.
(2) The period for volatility for the Company and the peer group (Russell 2000) is based on the time between the valuation date and the end of the performance period.
(3) The risk-free interest rate used is based on zero-coupon risk-free rates over the time from the valuation date to the end of the performance period, based on interpolation.
(4) The weighted average of the daily historical stock price volatility of the Company over the time from the valuation to the end of the performance period is used to determine volatility.
(5) The dividend yield is 0% as the Company has not paid any dividends nor does it currently intend to pay dividends for the foreseeable future.
The Company considered achievement of the performance and market conditions for the 2025 and 2023 awards to be probable and therefore began recognizing expense for these awards as of the respective grant dates.

As the 2024 PBRSUs contain only performance conditions, the fair value of these awards was equal to the closing price of the Company’s common shares on the grant date. The Company considered the achievement of the SCE and SCG performance conditions to be probable and therefore began recognizing expense for such awards as of the grant date. The fair value of the PBRSUs granted during the year ended December 31, 2024 ranged from $10.01 to $10.35.
The following table summarizes the Company’s outstanding RSUs (in millions, except for per share amounts):

	Time-Based RSUs		Performance-Based RSUs
	Number of RSUs	Weighted Average Fair Value per Share	Number of RSUs	Weighted Average Fair Value per Share
Unvested as of December 31, 2022	4.0	$18.81	2.3	$19.04
Granted	3.2	12.66	0.5	13.85
Vested	(1.8)	17.97	(0.2)	14.84
Forfeited	(0.5)	18.70	(1.0)	16.74
Unvested as of December 31, 2023	4.9	$15.18	1.6	$19.22
Granted	3.0	10.28	1.9	10.07
Vested	(2.3)	15.50	(0.4)	16.24
Forfeited	(0.4)	15.02	—	—
Unvested as of December 31, 2024	5.2	$11.88	3.1	$12.61
Granted	3.1	11.84	0.6	12.46
Vested	(2.4)	12.95	(0.3)	18.93
Forfeited	(0.4)	11.44	(0.3)	19.76
Unvested as of December 31, 2025	5.5	$11.43	3.1	$11.01
The following table summarizes the Company’s compensation expense related to RSUs (in millions):

	Year Ended December 31,			Unrecognized at December 31, 2025
	2025	2024	2023
Time-Based RSUs	$30.2	$26.4	$40.0	$36.9
Performance-Based RSUs	27.5	9.0	13.6	13.9
Total RSU stock-based compensation cost	$57.7	$35.4	$53.6	$50.8
The total unrecognized compensation cost related to non-vested RSU awards is expected to be recognized over a weighted average period of approximately 1.7 years.

Note 14: Income Taxes
Cushman & Wakefield Ltd. is a Bermuda exempted company limited by shares and is not considered to be a tax resident in any other jurisdiction or country. The significant components of earnings (loss) before income taxes and the provision for income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$(48.5)	$32.8	$(116.8)
Other countries	162.7	143.0	86.8
Earnings (loss) before income taxes	$114.2	$175.8	$(30.0)

	Year Ended December 31,
	2025	2024	2023
United States federal:
Current	$4.9	$28.9	$10.5
Deferred	(24.5)	(32.2)	(44.0)
Total United States federal income taxes	(19.6)	(3.3)	(33.5)
United States state and local:
Current	10.6	7.0	7.5
Deferred	(7.5)	(3.8)	(5.9)
Total United States state and local income taxes	3.1	3.2	1.6
All other countries:
Current	55.9	39.9	39.8
Deferred	(13.4)	4.7	(2.5)
Total all other countries income taxes	42.5	44.6	37.3
Total provision for income taxes	$26.0	$44.5	$5.4
In 2025, we adopted the expanded disclosure requirements under ASU 2023-09 related to the effective tax rate reconciliation. We elected a prospective approach, applying the new guidance beginning with the year ended December 31, 2025 and for all future periods. Differences between income tax expense reported for financial reporting purposes and tax expense computed based upon the application of the United States federal tax rate to the reported earnings (loss) before income taxes were as follows (in millions):

Reconciliation of Effective Tax Rate	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$24.0	21.0%
Domestic tax effects
Changes in valuation allowances	(5.0)	(4.4)%
Tax credits
Foreign tax credits	(4.1)	(3.6)%
Research and development	(1.8)	(1.6)%
Other	(0.4)	(0.4)%
Nontaxable or nondeductible items
Compensation	2.7	2.4%
Meals and entertainment	1.8	1.6%
Other	1.2	1.1%
Effect of cross-border tax laws
Foreign derived intangible income	(2.0)	(1.8)%
Other	0.5	0.4%
State and local income taxes, net of federal income tax effect(1)	0.9	0.8%
Other adjustments	0.2	0.2%

Reconciliation of Effective Tax Rate (continued)	Year Ended December 31, 2025
	Amount	Percentage
Foreign tax effects
United Kingdom
Changes in valuation allowances	(17.1)	(15.0)%
Nontaxable or nondeductible items
Compensation	5.0	4.4%
Other	1.2	1.1%
Deferred tax and other adjustments	2.6	2.3%
Foreign tax rate differential	2.1	1.8%
Australia
Changes in valuation allowances	(9.2)	(8.1)%
Foreign tax rate differential	2.7	2.4%
Other	(0.7)	(0.6)%
Canada
Withholding tax	1.2	1.1%
Other	0.6	0.5%
China	1.3	1.1%
Germany
Changes in valuation allowances	3.8	3.3%
Foreign tax rate differential	(1.3)	(1.1)%
Other	0.8	0.7%
India
Withholding tax	3.1	2.7%
Other	1.3	1.1%
Japan
Foreign tax rate differential	3.1	2.7%
Belgium
Changes in valuation allowances	(1.7)	(1.5)%
Other	0.5	0.4%
Brazil
Changes in valuation allowances	(1.2)	(1.1)%
Other	0.5	0.4%
Cayman Islands
Foreign tax rate differential	(1.4)	(1.2)%
Italy	1.4	1.2%
Mexico	1.5	1.3%
Poland
Changes in valuation allowances	(1.5)	(1.3)%
Deferred tax and other adjustments	2.0	1.8%
Other	2.8	2.5%
Singapore
Changes in valuation allowances	2.8	2.5%
Nontaxable or nondeductible items
Intra-regional expense allocation	1.4	1.2%
Other	1.2	1.1%
Withholding tax	1.4	1.2%
Other	(0.6)	(0.5)%
Other foreign jurisdictions	0.7	0.6%
Changes in unrecognized tax benefits	(2.3)	(2.0)%
Provision for income taxes / Effective tax rate	$26.0	22.8%
(1) States taxes in Texas, North Carolina, California and Virginia represent greater than 50% of the tax expense effect in this category.

	Year Ended December 31,
	2024	2023
Reconciliation of Effective Tax Rate
Earnings (loss) before income taxes	$175.8	$(30.0)
Taxes at the statutory rate	36.9	(6.3)
Adjusted for:
State taxes, net of the federal benefit	1.8	0.2
Other permanent nondeductible items	44.0	13.4
Foreign tax rate differential	7.4	(2.6)
Change in valuation allowance	(31.7)	9.4
Impact of repatriation	(10.3)	(0.2)
Uncertain tax positions	0.4	(13.1)
Deferred tax inventory adjustment	(9.9)	6.5
Tax credits	(5.5)	(3.5)
Other, net	11.4	1.6
Provision for income taxes	$44.5	$5.4
The parent company is domiciled in Bermuda and prior to the Redomiciliation in 2025, the parent company was domiciled in the U.K. The statutory tax rate in the U.S. was 21.0% for years ended December 31, 2025, 2024 and 2023. Although our parent company is domiciled outside of the U.S., we have historically used the U.S. statutory tax rate as the Company generates approximately 70% of total revenue in the U.S. and the majority of our investors are U.S.-based. By contrast, Bermuda has no revenue. Furthermore, the majority of our industry peers are U.S.-based companies with reconciliations also utilizing 21.0%. As a result, we believe reconciling our effective tax rate from 21.0% is more meaningful for investors and improves comparability with our peers.
The Organization for Economic Co-Operation and Development (“OECD”) has directed its 38 member countries to act to prevent what it refers to as base erosion and profit shifting. The OECD announced a consensus around further changes in traditional international tax principles to address, among other things, the perceived need for a minimum global effective tax rate of 15% (“Pillar Two”). On July 11, 2023, following the Pillar Two directive, the U.K. enacted legislation to transpose the Pillar Two directive into domestic law for years beginning after December 31, 2023. Similarly, on December 27, 2023, Bermuda enacted the Bermuda Corporate Income Tax Act 2023 in response to Pillar Two, which became effective for tax years starting on January 1, 2025. Other OECD countries, as well as countries not in the OECD, have taken similar actions to propose and implement Pillar Two legislation, pursuant to the directive. We have assessed the impact of the Pillar Two laws and identified certain jurisdictions in which Pillar Two impacts exist, however, this did not have a material impact on the Company’s financial position, income taxes or results of operations for the years ended December 31, 2025 or 2024.
Income taxes paid, net of refunds, during the year were as follows (in millions):

2025
U.S. Federal	$12.9
U.S. State	10.1
Foreign	36.3
Total	$59.3
Income taxes paid, net of refunds, by jurisdiction during the year were as follows (in millions):

2025
United States	$23.0
India	7.4
Japan	6.3
Canada	3.9
United Kingdom	3.6
All other jurisdictions	15.1
Total	$59.3

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows (in millions):

	As of December 31,
	2025	2024
Deferred tax assets
Liabilities	$132.0	$143.7
Property, plant and equipment	2.4	7.0
Deferred expenditures	142.4	154.6
Employee benefits	107.4	103.4
Tax losses / credits	166.3	179.3
Intangible assets	13.4	13.3
Income recognition	19.2	—
Other	2.4	—
Deferred tax assets	585.5	601.3
Less: valuation allowance	(155.1)	(167.7)
Net deferred tax assets	$430.4	$433.6

Deferred tax liabilities
Intangible assets	$(239.4)	$(235.6)
Right-of-use asset	(55.8)	(62.9)
Income recognition	—	(25.5)
Other	—	(29.1)
Total deferred tax liabilities	$(295.2)	$(353.1)
Net deferred tax assets	$135.2	$80.5
The Company had total valuation allowances of $155.1 million and $167.7 million as of December 31, 2025 and 2024, respectively, as it was determined that it was more likely than not that certain deferred tax assets may not be realized. These valuation allowances relate to tax loss carryforwards, other tax attributes and temporary differences that are generally available to reduce future tax liabilities in jurisdictions including but not limited to the U.K., Australia, Singapore, the U.S., Poland and Brazil.
The total amount of gross unrecognized tax benefits was $82.2 million and $17.8 million as of December 31, 2025 and 2024, respectively. The increase in current period tax positions was primarily driven by tax positions on U.S. interest carryforwards, and as a result of the Redomiciliation in 2025, there were certain net operating losses in certain jurisdictions, primarily Germany, which we believe are not more likely than not to be available to offset future taxable income. These net operating losses are unrecognized in our deferred tax assets and are presented in the uncertain tax positions table below. Upon future utilization of these net operating losses, we will recognize the associated uncertain tax position in the balance sheet. The increase in prior period tax positions relates to a return to provision adjustment on U.S. interest carryforwards. It is reasonably possible that unrecognized tax benefits may decrease by $0.6 million during the next twelve months due to the lapsing in the statute of limitations. The Company had accrued interest and penalties of $10.0 million and $10.1 million as of December 31, 2025 and 2024, respectively, net of federal and state income tax benefits as applicable. The provision for income taxes includes a benefit for interest and penalties of $0.2 million, an expense of $1.8 million and a benefit of $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Changes in the Company’s unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning of year	$17.8	$19.6	$28.6
Increases from prior period tax positions	23.6	0.2	3.3
Decreases from prior period tax positions	(0.5)	(0.6)	(1.7)
Decreases from statute of limitation expirations	(1.7)	(0.8)	(10.7)
Increases from current period tax positions	43.6	0.1	0.1
Decreases relating to settlements with taxing authorities	(0.6)	(0.7)	—
End of year	$82.2	$17.8	$19.6

The Company is subject to income taxation in various jurisdictions around the world. Generally, the Company’s open tax years include those from 2008 to the present, although audits by taxing authorities for more recent years have been completed or are in process in several jurisdictions. As of December 31, 2025, the Company was under examination by taxing authorities in the U.S., Germany, Belgium, Poland, India, Japan, Philippines, Singapore, Malaysia, Thailand and Vietnam.
As of December 31, 2025 and 2024, the Company had accumulated $11.7 billion and $11.1 billion of undistributed earnings, respectively. As of December 31, 2025 and 2024, the Company had a deferred tax liability of $1.8 million and $1.7 million, respectively, recorded for repatriation of earnings not deemed to be indefinitely reinvested. The deferred tax liability relates to income taxes and withholding taxes on potential future distributions of cash balances in excess of working capital requirements. We believe our policy of reinvesting earnings of foreign subsidiaries does not materially impact our liquidity.
As of December 31, 2025 and 2024, the Company had available operating loss carryforwards of $158.4 million and $165.9 million, respectively, and foreign tax credit carryforwards of $7.9 million and $14.0 million, respectively. Both the operating loss carryforwards and the foreign tax credit carryforwards will begin to expire in 2026. The Company also had U.S. interest expense disallowance carryforwards of $120.2 million and $143.0 million as of December 31, 2025 and 2024, respectively, which have an indefinite carryforward.
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
In 2025, the Company had changes in its valuation allowances for deferred tax assets in various jurisdictions, resulting in a net decrease of $12.6 million. The decrease was primarily driven by the Company’s derecognition of net operating loss carryforwards in Germany and related valuation allowance resulting from the Redomiciliation and the release of valuation allowances in the U.K. on certain deferred tax assets, partially offset by changes in temporary tax adjustments primarily in the U.K.

Note 15: Leases
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$104.9	$110.6	$121.0

Finance lease cost:
Amortization of assets	$24.6	$28.0	$26.2
Interest on lease liabilities	2.1	2.2	1.6
Total finance lease cost	$26.7	$30.2	$27.8

Variable lease cost	$31.9	$39.7	$36.5
Sublease income	$5.4	$7.6	$9.6

Supplemental balance sheet information related to leases was as follows (in millions):

	As of December 31,
	2025	2024
Operating Leases
Non-current operating lease assets	$277.2	$290.1

Other current liabilities	$98.2	$96.1
Non-current operating lease liabilities	246.6	270.3
Total operating lease liabilities	$344.8	$366.4

Finance Leases
Property and equipment	$173.8	$150.6
Accumulated depreciation	(137.5)	(111.0)
Property and equipment, net	$36.3	$39.6

Short-term borrowings and current portion of long-term debt	$15.4	$20.4
Long-term debt	20.3	16.0
Total finance lease liabilities	$35.7	$36.4

Weighted Average Remaining Lease Term (in years)
Operating leases	5.5 years	5.0 years
Finance leases	2.6 years	2.3 years
Weighted Average Discount Rate
Operating leases	5.7%	5.7%
Finance leases	5.0%	4.8%
Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases
2026	$113.5	$17.2
2027	83.4	11.4
2028	54.5	6.6
2029	43.7	2.2
2030	30.1	0.5
Thereafter	75.6	0.1
Total lease payments	400.8	38.0
Less imputed interest	(56.0)	(2.3)
Total	$344.8	$35.7
As of December 31, 2025, we have operating leases that have not yet commenced with future lease payments of approximately $168.3 million. These operating leases will commence in 2026 with lease terms ranging from 11 to 17 years.
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
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2025 and 2024, contingent liabilities recorded within Other current liabilities were $85.0 million and $81.4 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $65.0 million and $59.9 million, respectively. These contingent liabilities are made up of E&O claims, litigation matters, general liability, workers’ compensation and other medical claims. As of December 31, 2025 and 2024, E&O and other litigation claims were $51.4 million and $56.7 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $98.6 million and $84.6 million, respectively.
The Company had no material insurance receivable balances outstanding as of December 31, 2025 or 2024.
Payroll Tax Claims
In a non-U.S. jurisdiction, the Company is currently engaged in a dispute with a local tax authority about the application of tax rules related to certain payroll taxes with respect to two of our subsidiaries for tax years ended 2015 to 2021. The tax authority has claimed the Company owes unpaid employer payroll tax contributions of approximately $66.0 million, plus interest. There have been no changes to such claimed amount in 2025 other than the impact of foreign currency movements. In addition, we could receive claims for other alleged unpaid income taxes as we have been served with protective determinations by the same tax authority.
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amounts claimed. However, an immaterial liability was recorded during the year ended December 31, 2023, equal to the estimated probable loss for the years under review, and there have been no changes to this estimated liability recorded. The Company continues to assess this dispute, including as a result of recent court proceedings in January 2026 which will establish legal precedent upon the court’s decision, and it is reasonably possible that in the near term we may recognize additional liabilities when such additional losses are probable and can be reasonably estimated. As of December 31, 2025, the estimated range of reasonably possible loss including interest, in excess of amounts accrued, is up to $52.1 million, net of tax benefit, and reflective of the impact of foreign currency movements.
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
U.S. Department of Justice Lawsuit
In January 2025, the U.S. Department of Justice (the “DOJ”) added the Company and one of its multifamily subsidiaries, along with other third parties, as defendants to a civil lawsuit that it and the Attorneys General of several states (collectively, the “Co-Plaintiffs”) have filed against RealPage, Inc. The lawsuit relates to the operation and use of RealPage’s revenue management software, which we were at times directed by our clients to use at some of the multifamily properties we manage. The lawsuit is civil in nature and the DOJ is not currently seeking monetary fines or penalties from the defendants. However, some of the Co-Plaintiffs could seek monetary relief under applicable state laws, which amounts, if awarded, are not currently expected to be material to the Company. We disagree with the lawsuit’s allegations and we do not believe that our use of the revenue management software violates U.S. federal or state antitrust laws. Importantly, the Company is not a landlord, does not own any properties, does not set strategy, pricing, or occupancy targets at any properties it manages, and does not independently determine whether or how revenue management software is used at such properties. Certain states have also filed similar, separate lawsuits but our position in relation to those cases is substantially similar to our position in the case brought by the DOJ. The Company does not expect that the outcome of these disputes will have a material impact on its business, financial condition or results of operations.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 7.0 years and maximum potential future payments of approximately $147.8 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or non-performance under these guarantees to be remote.
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
GSC is also an approved lender and servicer under the Federal National Mortgage Association (“Fannie Mae”). In the third quarter of 2025, GSC’s lender and servicing agreement with Fannie Mae was modified to increase the loss share obligations delivered on or before July 1, 2025, which had been identified as having certain risk characteristics at origination. This list may be updated periodically to reflect changes, such as the addition of new loans or the removal of loans expected to result in no or limited losses. As of December 31, 2025, the list included 65 loans, three such loans were paid in full with no losses incurred and the remaining loans have recorded loan loss provisions in accordance with ASC 326, as applicable. The Company will continue to assess loan loss provisions as any additional loan losses recorded for this matter could result in potentially material liability for the Greystone JV in future periods.
For the year ended December 31, 2025, the Greystone JV recorded provision for loan losses of $62.3 million, of which the Company recorded $24.9 million based on its 40% equity interest as part of its (Loss) earnings from equity method investments. Any additional potential impact to the Greystone JV as a result of these matters would only impact the Company’s Consolidated Financial Statements by our 40% equity interest in the Greystone JV.
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

In February 2025, a ruling was issued that valued the loss suffered by the Company in an amount no greater than the policy limits of defendant insurers, and dismissed the case prior to trial. As the other defendant insurers who remained in the case were declared to be prevailing parties, the Company will be required to pay their costs, which will be the subject of negotiation. In the third quarter of 2025, the Company recorded an immaterial liability for estimated settlement of these costs.

Note 17: Related Party Transactions and Employee Receivables
The Company recognized royalty fee income from equity method investments as disclosed in Note 8: Equity Method Investments.
During 2025, for certain facilities management contracts the Company subcontracted the APAC services, particularly in Greater China, through the Onewo JV. Such transactions occurred in the normal course of business and totaled approximately $52.0 million of expenses within Costs of services in the Consolidated Statements of Operations.
In addition, as of December 31, 2025 and 2024, the Company had receivables from revenue-producing advisors and other employees of $53.5 million and $47.5 million, respectively, that are included in Prepaid expenses and other current assets, and $439.1 million and $364.5 million, respectively, that are included in Other non-current assets in the Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to advisors and other items such as travel and other advances to employees. Such amounts are amortized over the required service period outlined in each underlying agreement.

Note 18: Fair Value Measurements
The Company measures certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:
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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of December 31, 2025 and 2024, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 19: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $2.8 billion and $3.1 billion as of December 31, 2025 and 2024, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt was $2.7 billion and $3.0 billion as of December 31, 2025 and 2024, respectively, which excludes debt issuance costs. Refer to Note 11: Long-Term Debt and Other Borrowings for additional information.

Non-recurring Fair Value Measurements
In the fourth quarter of 2025, we identified impairment indicators related to the carrying value of the Greystone JV that indicated a decline in fair value. In determining the fair value of the Greystone JV, the Company used both an income approach, using a DCF model based on current forecasts for the Greystone JV, and a market approach, using projected market multiples for comparable companies. Refer to Note 8: Equity Method Investments for additional information.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in millions):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	29.6	29.6	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Equity securities	35.2	35.2	—	—
Total	$66.9	$65.9	$1.0	$—
Liabilities
Deferred compensation plan liabilities	$21.5	$21.5	$—	$—
Interest rate swap agreements	1.8	—	1.8	—
Foreign currency forward contracts	1.3	—	1.3	—
Earn-out liabilities	9.6	—	—	9.6
Total	$34.2	$21.5	$3.1	$9.6

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.0	$1.0	$—	$—
Deferred compensation plan assets	30.1	30.1	—	—
Interest rate swap agreements	11.3	—	11.3	—
Foreign currency forward contracts	1.3	—	1.3	—
Total	$43.7	$31.1	$12.6	$—
Liabilities
Deferred compensation plan liabilities	$26.4	$26.4	$—	$—
Interest rate swap agreements	3.0	—	3.0	—
Foreign currency forward contracts	1.7	—	1.7	—
Earn-out liabilities	13.6	—	—	13.6
Total	$44.7	$26.4	$4.7	$13.6
During the year ended December 31, 2025, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements during the period.
Deferred Compensation Plans
The Company sponsors non-qualified deferred compensation plans. The plans allowed certain highly-compensated employees in the U.S. to defer a portion of their compensation, enabling the employees to defer tax on compensation until payment is made. All deferred compensation plans are currently frozen.
The Company has established rabbi trusts under which investments are held to fund payment of the liability for two of the frozen deferred compensation plans. The investments consist of company owned life insurance policies and mutual funds. The fair value of deferred compensation plan assets and liabilities is determined based on the value of the underlying investments. At each reporting date, the value of the life insurance policies is based on their cash surrender value and the value of the mutual funds is based on quoted prices in active markets.

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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2025, the Company had the potential to make a maximum of $12.0 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 4 years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2025	2024
Balance as of January 1,	$13.6	$25.6
Purchases/additions	3.1	—
Net change in fair value and other adjustments	0.4	1.1
Payments	(7.5)	(13.1)
Balance as of December 31,	$9.6	$13.6
Investments in Real Estate Ventures
The Company directly invests in early stage proptech companies, real estate investment funds and other real estate companies across various sectors. The Company typically reports these investments at cost, less impairment charges, and adjusts these investments to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer. The fair value of these investments is included in Other non-current assets in the Consolidated Balance Sheets.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of December 31, 2025 and 2024, the fair value of our investments in early stage proptech companies (that are not publicly traded) was $45.3 million and $45.5 million, respectively.

The Company also invests in other real estate companies that are traded on public stock markets around the world, including a company that completed its initial public offering in the fourth quarter of 2025. As quoted market prices for identical assets are available, these investments are classified as Level 1 investments, included as equity securities in the fair value hierarchy table, and mark to market gains and losses are recognized on a recurring basis. As of December 31, 2025, the fair value of our investments in publicly traded real estate companies was $35.2 million.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of December 31, 2025 and 2024, the fair value of our investments in real estate venture capital funds and co-investment funds was $69.0 million and $73.9 million, respectively.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income (expense), net, in the Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, the Company recognized a net unrealized gain of $26.1 million and a net unrealized loss of $0.8 million, respectively, on our real estate investments.

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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of December 31, 2025 and 2024, the DPP receivable of $299.7 million and $310.9 million, respectively, was included in Other non-current assets in the Consolidated Balance Sheets.
For the years ended December 31, 2025 and 2024, receivables sold under the A/R Securitization were $2.9 billion and $2.7 billion, respectively, and cash collections from customers on receivables sold were $2.9 billion and $2.6 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2025 and 2024, the outstanding principal on receivables sold under the A/R Securitization was $445.8 million and $437.6 million, respectively.

The A/R Securitization also provides funding from the Purchaser against receivables sold into the program. On August 14, 2025, the Company amended the A/R Securitization to increase the maximum facility limit to $250.0 million. As of December 31, 2025 and 2024, the Company had aggregate capital outstanding under this facility of $120.0 million and $100.0 million, respectively, and the unused portion of the facility limit, net of letters of credit, was $93.1 million and $100.0 million, respectively. The A/R Securitization expires on June 19, 2026, unless extended or an earlier termination event occurs.

Note 20: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the sum of such amounts presented in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2025	2024
Cash and cash equivalents	$784.2	$793.3
Restricted cash recorded in Prepaid expenses and other current assets	19.3	21.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$803.5	$814.6
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for:
Interest	$216.6	$263.9	$233.3
Income taxes	59.3	69.1	88.5
Operating leases	107.8	114.6	117.4
Non-cash investing/financing activities:
Property and equipment additions through finance leases	20.9	18.6	33.7
Deferred and contingent payment obligations incurred through acquisitions	5.2	—	—
Increase (decrease) in beneficial interest in a securitization	8.8	91.4	(68.2)
Right of use assets obtained through operating leases	72.5	51.5	81.6

Note 21: Subsequent Events
The Company has evaluated subsequent events through February 19, 2026, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

Note 22: Parent Company Information

Cushman & Wakefield Ltd.
Schedule I – Parent Company Information
Condensed Balance Sheet

As of
(in millions, except share data)	December 31, 2025
Assets
Cash	$—
Trade and other receivables	3.9
Investment in subsidiaries	1,951.9
Total assets	$1,955.8

Liabilities and Equity
Liabilities
Trade and other payables	$—
Total liabilities	—

Equity
Common shares, par value $0.10 per share, 800,000,000 shares authorized; 231,699,585 shares issued and outstanding as of December 31, 2025	23.2
Additional paid-in-capital	3,038.4
Accumulated deficit	(897.2)
Accumulated other comprehensive loss	(208.6)
Total equity	1,955.8
Total liabilities and equity	$1,955.8

Cushman & Wakefield Ltd.
Schedule I – Parent Company Information
Condensed Statement of Operations and Comprehensive Loss

Period from November 27, 2025 to December 31, 2025
(in millions)
Equity in loss of subsidiaries	$(43.3)
Loss before taxes	(43.3)
Net loss attributable to the Parent Company	(43.3)
Other comprehensive income of subsidiaries	17.8
Comprehensive loss attributable to the Parent Company	$(25.5)

Cushman & Wakefield Ltd.
Schedule I – Parent Company Information
Condensed Statement of Cash Flows

Period from November 27, 2025 to December 31, 2025
(in millions)
Cash flows from operating activities:
Net loss attributable to the Parent Company	$(43.3)
Reconciliation of Net loss attributable to the Parent Company to net cash provided by operating activities:
Equity in loss of subsidiaries	43.3
Net cash provided by operating activities	—
Cash flows from investing activities:
Net cash provided by investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—

Change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

Supplemental disclosure of non-cash activities:
Stock-based compensation	$4.8

Cushman & Wakefield plc
Schedule I – Parent Company Information
Condensed Balance Sheet

As of
(in millions, except share data)	December 31, 2024
Assets
Cash	$26.6
Trade and other receivables	257.0
Investment in subsidiaries	1,614.8
Total assets	$1,898.4

Liabilities and Equity
Liabilities
Trade and other payables	$143.0
Total liabilities	143.0

Equity
Common shares, par value $0.10 per share, 800,000,000 shares authorized; 229,696,912 shares issued and outstanding as of December 31, 2024	23.0
Additional paid-in-capital	2,986.4
Accumulated deficit	(985.9)
Accumulated other comprehensive loss	(268.6)
Total equity attributable to the company	1,754.9
Non-controlling interests	0.5
Total equity	1,755.4
Total liabilities and equity	$1,898.4

Cushman & Wakefield plc
Schedule I – Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)

	Period from January 1, 2025 to November 26, 2025	Year Ended December 31,
(in millions)		2024	2023
Interest and other income (expense)	$3.5	$0.1	$(0.1)
Equity in income (loss) of subsidiaries	128.0	131.2	(35.3)
Income (loss) before taxes	131.5	131.3	(35.4)
Net income (loss) attributable to the Parent Company	131.5	131.3	(35.4)
Other comprehensive income (loss) of subsidiaries	42.2	(83.2)	5.6
Comprehensive income (loss) attributable to the Parent Company	$173.7	$48.1	$(29.8)

Cushman & Wakefield plc
Schedule I – Parent Company Information
Condensed Statements of Cash Flows

	Period from January 1, 2025 to November 26, 2025	Year Ended December 31,
(in millions)		2024	2023
Cash flows from operating activities:
Net income (loss) attributable to the Parent Company	$131.5	$131.3	$(35.4)
Reconciliation of Net income (loss) attributable to the Parent Company to net cash provided by (used in) operating activities:
Equity in (income) loss of subsidiaries	(128.0)	(131.2)	35.3
Other operating activities	(3.5)	—	—
Net cash provided by (used in) operating activities	—	0.1	(0.1)
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Other financing activities, net	1.9	4.2	0.7
Net cash provided by financing activities	1.9	4.2	0.7

Change in cash and cash equivalents	1.9	4.3	0.6
Cash and cash equivalents, beginning of period	26.6	22.3	21.7
Cash and cash equivalents, end of period	$28.5	$26.6	$22.3

Supplemental disclosure of non-cash activities:
Stock-based compensation	$53.4	$35.6	$54.1
Background and basis of presentation
On November 27, 2025, Cushman & Wakefield plc (the former parent company) completed a court-approved scheme of arrangement in the U.K., pursuant to which a new Bermudan holding company, Cushman & Wakefield Ltd. (the “Parent Company”) became the sole shareholder of Cushman & Wakefield plc and the parent company of the entire group of Cushman & Wakefield companies (the “Redomiciliation”). The Redomiciliation resulted in the Cushman & Wakefield group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. The Parent Company is a holding company that conducts substantially all of its business operations through its subsidiaries.
The accompanying condensed financial statements include the accounts of both Cushman & Wakefield plc and Cushman & Wakefield Ltd. for the respective periods during which each entity is, or was, considered the parent company of the consolidated group in the period the Redomiciliation was effected. The investment in subsidiaries are reported on an equity method basis. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. These parent-only financial statements should be read in conjunction with Cushman & Wakefield Ltd.’s audited Consolidated Financial Statements included elsewhere herein.

The condensed parent-only financial statements of the registrant have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The total restricted net assets as of December 31, 2025 were $1.6 billion.
Dividends
The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financings agreements (Refer to Note 11: Long-Term Debt and Other Borrowings). During the fiscal years ended December 31, 2025, 2024 and 2023, the Parent Company’s consolidated subsidiaries did not pay any cash dividends to the Parent Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 under the Exchange Act require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2025 to accomplish their objectives with reasonable assurance.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance,” “Executive Officers,” “Security Ownership” and “Other Important Information for Shareholders” in Cushman & Wakefield’s Proxy Statement (the “Proxy Statement”) for the 2026 Annual General Meeting of Shareholders (the “Annual Meeting”), which we will file with the SEC on or before the date that is 120 days after our 2025 fiscal year end.
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

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information appearing under the headings “Compensation Discussion and Analysis” and “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information appearing under the heading “Security Ownership” in the Proxy Statement for the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the information appearing under the headings “Certain Relationships and Related-Party Transactions” and “Director Independence” in the Proxy Statement for the Annual Meeting.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the information appearing under the heading “Audit and Other Fees” in the Proxy Statement for the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
1. Financial Statements
See Index to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
2. Financial Statement Schedules
See Schedule I – Parent Company Information on page 96 of this Annual Report.
See Schedule II – Valuation & Qualifying Accounts on page 102 of this Annual Report.
3. Exhibits
See Exhibit Index beginning on page 103 of this Annual Report.

Item 16. Form 10-K Summary.
Not applicable.

Cushman & Wakefield Ltd.
Schedule II – Valuation & Qualifying Accounts

(in millions)	Allowance for Doubtful Accounts
Balance, December 31, 2022	$88.2
Charges to expense	9.1
Write-offs, payments and other	(12.1)
Balance, December 31, 2023	85.2
Charges to expense	18.7
Write-offs, payments and other	(15.2)
Balance, December 31, 2024	88.7
Charges to expense	17.3
Write-offs, payments and other	(12.8)
Balance, December 31, 2025	$93.2

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Contribution Agreement, dated October 19, 2021, by and between Cushman & Wakefield of California, Inc. and Greystone Select Incorporated	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2021
3.1	Memorandum of Association of Cushman & Wakefield Ltd., dated March 5, 2025	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
3.2	Bye-Laws of Cushman & Wakefield Ltd., adopted on November 27, 2025	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
4.1	Description of Securities of Cushman & Wakefield Ltd.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
4.2	Registration Rights Agreement, dated August 6, 2018, by and among Cushman & Wakefield plc and certain shareholders	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.3	Joinder Agreement to Registration Rights Agreement, dated as of August 6, 2018, by and between Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
4.4	Indenture, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.5	Pledge and Security Agreement, dated as of May 22, 2020, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.6	English Security Agreement, dated as of May 22, 2020, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020
4.7	Indenture, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.8	Pledge and Security Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
4.9	English Security Agreement, dated as of August 24, 2023, among DTZ UK Guarantor Limited, DTZ Worldwide Limited and Wilmington Trust, National Association, as notes collateral agent	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
10.1	Purchase Agreement by and among Cushman & Wakefield plc and Vanke Service (Hong Kong) Co., Limited dated as of July 24, 2018	Incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on July 30, 2018
10.2	Shareholder Agreement, dated as of August 6, 2018, by and among Cushman & Wakefield plc and Vanke Service (HongKong) Co., Limited	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2018
10.3	Credit Agreement, dated as of August 21, 2018, by and among DTZ U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other lenders party thereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 6, 2018
10.4	Credit Agreement Amendment No. 1, dated as of December 20, 2019, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.5	Credit Agreement Amendment No. 2, dated as of January 30, 2020, by and among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2020
10.6	Agreement for the Provision of Depositary Services and Custody Services, dated as of July 6, 2018, in respect of Cushman & Wakefield Limited Depositary Receipts among Computershare Trust Company, N.A., Cushman & Wakefield Limited, FTL Nominees 1 Limited, FTL Nominees 2 Limited and other Holders of Depositary Receipts	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.7	Form of Non-executive Director Appointment Letter*	Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.8	DTZ Jersey Holdings Limited Management Equity Incentive Plan, amended and restated effective as of January 7, 2016*	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.9	Form of Trust Over Shares and Nominee Shareholder Agreement*	Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.10	Amended and Restated Employment Agreement, dated as of August 27, 2020, by and among Cushman & Wakefield plc, Cushman & Wakefield Global Inc. and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020
10.11	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.12	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated May 8, 2015*	Incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.13	Restricted Stock Unit Grant Agreement between Brett White and DTZ Jersey Holdings Limited, dated October 5, 2015*	Incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.14	Form of Restricted Stock Unit Grant Agreement for grants in 2018, 2019 and 2020 between Brett White and DTZ Jersey Holdings Limited*	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018
10.15	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated June 8, 2018*	Incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1/A filed on July 13, 2018

Exhibit Number	Description of Exhibit	Method of Filing
10.16	Side Letter between Brett White and Cushman & Wakefield Global, Inc., dated November 19, 2018*	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2019
10.17	Offer Letter, dated as of January 4, 2021, by and between Cushman & Wakefield Global, Inc. and Neil Johnston*	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2021
10.18	Amended and Restated Limited Liability Company Agreement of Cushman Wakefield Greystone LLC, dated as of December 3, 2021	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2021
10.19	Side Letter, dated December 31, 2021, by and among Cushman & Wakefield Global, Inc., Cushman & Wakefield plc and Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2022
10.20	Form of 2022 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022
10.21	Cushman & Wakefield Global, Inc. Amended & Restated Executive Employee Severance Pay Plan & Summary Plan Description, effective February 24, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2022
10.22	Amendment No. 3 to the Credit Agreement, dated as of April 28, 2022, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, and the other Lenders and Subsidiary Guarantors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2022
10.23	Amendment No. 4 to the Credit Agreement, dated as of January 31, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, the other lenders party thereto, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2023
10.24	Form of 2023 Restricted Stock Unit Grant Agreement*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023
10.25	Amendment No. 5 to the Credit Agreement, effective as of June 28, 2023, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited and JPMorgan Chase Bank, N.A. as administrative agent	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2023
10.26	Amendment No. 6 to the Credit Agreement, dated as of August 24, 2023, among Cushman & Wakefield U.S. Borrower, LLC (f/k/a DTZ U.S. Borrower, LLC), DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent and lender, and, solely for purposes of Section 2.05 thereof, the subsidiary guarantors thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2023
10.27	Offer Letter, dated December 19, 2023, from Cushman & Wakefield plc to Brett White*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2023
10.28	Amendment No. 7 to the Credit Agreement, dated as of April 9, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2024
10.29	Offer Letter, effective as of July 1, 2023, by and between Cushman & Wakefield Global, Inc. and Noelle Perkins*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.30	Form of 2024 Performance-Vested RSU Agreement – Selected Executive Officers*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.31	Form of 2024 Performance-Vested RSU Agreement – Senior Leaders*	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.32	Form of 2024 Time-Vested RSU Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024
10.33	Amendment No. 8 to the Credit Agreement, dated as of June 18, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2024
10.34	Form of Non-Employee Director RSU Agreement*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2024
10.35	Amendment No. 9 to the Credit Agreement, dated as of October 10, 2024, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2024
10.36	Amendment No. 10 to the Credit Agreement, dated as of January 22, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2025
10.37	Form of 2025 Performance-Vested RSU Agreement*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2025
10.38	Offer Letter, dated August 3, 2023, from Cushman & Wakefield to Nathaniel Robinson*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2025
10.39	Compensation Update Letter, dated March 12, 2025, from Cushman & Wakefield to Noelle Perkins*	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2025
10.40	Amendment No. 11 to the Credit Agreement, dated as of July 21, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2025
10.41	Strategic Consulting Agreement, dated as of June 19, 2025, by and between Cushman & Wakefield plc and Brett White*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2025

Exhibit Number	Description of Exhibit	Method of Filing
10.42	Amendment No. 12 to the Credit Agreement, dated as of October 1, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025
10.43	Amendment No. 13 to the Credit Agreement, dated as of October 21, 2025, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2025
10.44	Form of Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
10.45	Compensation Plan Agreement, effective November 27, 2025*	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
10.46	Fourth Amended & Restated Omnibus Management Share and Cash Incentive Plan, effective November 27, 2025*	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
10.47	Third Amended & Restated Omnibus Non-Employee Director Share and Cash Incentive Plan, effective November 27, 2025*	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
10.48	First Amended & Restated Executive Deferred Compensation Plan, effective November 27, 2025*	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
10.49	Amended & Restated Offer Letter, dated November 27, 2025, from Cushman & Wakefield Global, Inc. to Michelle MacKay*	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
10.50	Amended & Restated Offer Letter, dated November 27, 2025, from Cushman & Wakefield Global, Inc. to Andrew McDonald*	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K12B filed on November 28, 2025
10.51	Form of 2025 Time-Vested RSU Agreement*	Filed herewith
10.52	Assignment, Novation and Amendment Agreement, dated November 26, 2025, by and among Cushman & Wakefield Ltd., Cushman & Wakefield plc, Computershare Trust Company, N.A., and FTL Nominees 1 Limited **	Filed herewith
19.1	Insider Trading Policy	Filed herewith
21.1	List of subsidiaries	Filed herewith
23.1	Consent of KPMG US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Clawback Policy, effective October 2, 2023	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.
**Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSHMAN & WAKEFIELD LTD.

/s/ Michelle MacKay
Michelle MacKay
Chief Executive Officer
February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michelle MacKay	Director and Chief Executive Officer (Principal Executive Officer and Authorized Representative in the United States)	February 19, 2026
Michelle MacKay
/s/ Neil Johnston	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Neil Johnston
/s/ Laurida Sayed	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
Laurida Sayed
/s/ Susan Daimler	Director	February 19, 2026
Susan Daimler
/s/ Michelle Felman	Director	February 19, 2026
Michelle Felman
/s/ Jodie McLean	Director	February 19, 2026
Jodie McLean
/s/ Jennifer McPeek	Director	February 19, 2026
Jennifer McPeek
/s/ Steve Plavin	Director and Non-Executive Chairman	February 19, 2026
Steve Plavin
/s/ Angela Sun	Director	February 19, 2026
Angela Sun
/s/ Raj Vennam	Director	February 19, 2026
Raj Vennam
/s/ Timothy Wennes	Director	February 19, 2026
Timothy Wennes
/s/ Billie Williamson	Director	February 19, 2026
Billie Williamson