Form 10-Q
period 2026-03-31
Cushman & Wakefield Ltd.
filed 2026-05-07
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-38611

Cushman & Wakefield Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1896559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House, 2 Church Street
Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

+1 441 295 1422	Not applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.10 par value	CWK	New York Stock Exchange
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

As of May 1, 2026, the number of the registrant’s common shares issued and outstanding was 234,300,505.

CUSHMAN & WAKEFIELD LTD.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$600.6	$784.2
Trade and other receivables, net of allowance of $95.3 and $93.2, as of March 31, 2026 and December 31, 2025, respectively	1,447.1	1,515.5
Income taxes receivable	82.9	52.3
Short-term contract assets, net	324.8	301.4
Prepaid expenses and other current assets	292.5	189.7
Total current assets	2,747.9	2,843.1
Property and equipment, net	134.2	132.9
Goodwill	2,059.2	2,058.3
Intangible assets, net	645.1	654.7
Equity method investments	529.2	536.9
Deferred tax assets	217.3	149.0
Non-current operating lease assets	373.3	277.2
Other non-current assets	941.9	1,024.5
Total assets	$7,648.1	$7,676.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$129.8	$124.9
Accounts payable and accrued expenses	1,159.3	1,225.0
Accrued compensation	871.4	1,021.5
Income taxes payable	86.5	29.0
Other current liabilities	179.2	191.4
Total current liabilities	2,426.2	2,591.8
Long-term debt, net	2,621.0	2,624.9
Deferred tax liabilities	38.4	13.8
Non-current operating lease liabilities	369.2	246.6
Other non-current liabilities	240.6	243.7
Total liabilities	5,695.4	5,720.8
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common shares, par value $0.10 per share, 800,000,000 shares authorized; 234,287,353 and 231,699,585 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	23.4	23.2
Additional paid-in capital	3,033.4	3,038.4
Accumulated deficit	(910.3)	(897.7)
Accumulated other comprehensive loss	(194.2)	(208.6)
Total equity attributable to the Company	1,952.3	1,955.3
Non-controlling interests	0.4	0.5
Total equity	1,952.7	1,955.8
Total liabilities and shareholders’ equity	$7,648.1	$7,676.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenue	$2,535.8	$2,284.6
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	2,115.1	1,900.3
Operating, administrative and other	336.7	305.8
Depreciation and amortization	25.3	26.7
Restructuring, impairment and related charges	—	6.5
Total costs and expenses	2,477.1	2,239.3
Operating income	58.7	45.3
Interest expense, net of interest income	(49.2)	(52.3)
(Loss) earnings from equity method investments	(4.1)	11.1
Other (expense) income, net	(15.0)	0.9
(Loss) earnings before income taxes	(9.6)	5.0
Provision for income taxes	3.0	3.1
Net (loss) income	$(12.6)	$1.9

Basic (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, basic	$(0.05)	$0.01
Weighted average shares outstanding for basic (loss) earnings per share	232.8	230.4
Diluted (loss) earnings per share:
(Loss) earnings per share attributable to common shareholders, diluted	$(0.05)	$0.01
Weighted average shares outstanding for diluted (loss) earnings per share	232.8	232.3

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net (loss) income	$(12.6)	$1.9
Other comprehensive income, net of tax:
Designated hedge gain (loss)	3.8	(9.4)
Pension related adjustments	12.8	(1.4)
Foreign currency translation	(2.2)	24.5
Total other comprehensive income, net	14.4	13.7
Total comprehensive income	$1.8	$15.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2026 and 2025
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	231.7	$23.2	$3,038.4	$(897.7)	$(1.3)	$(176.2)	$(31.1)	$(208.6)	$1,955.3	$0.5	$1,955.8
Net loss	—	—	—	(12.6)	—	—	—	—	(12.6)	—	(12.6)
Stock-based compensation	—	—	16.1	—	—	—	—	—	16.1	—	16.1
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.6	0.2	(21.1)	—	—	—	—	—	(20.9)	—	(20.9)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	4.3	—	—	4.3	4.3	—	4.3
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(0.5)	—	—	(0.5)	(0.5)	—	(0.5)
Foreign currency translation	—	—	—	—	—	(2.2)	—	(2.2)	(2.2)	—	(2.2)
Pension related adjustments, net of tax	—	—	—	—	—	—	12.8	12.8	12.8	—	12.8
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2026	234.3	$23.4	$3,033.4	$(910.3)	$2.5	$(178.4)	$(18.3)	$(194.2)	$1,952.3	$0.4	$1,952.7

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4
Net income	—	—	—	1.9	—	—	—	—	1.9	—	1.9
Stock-based compensation	—	—	15.9	—	—	—	—	—	15.9	—	15.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.6	0.1	(10.1)	—	—	—	—	—	(10.0)	—	(10.0)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(4.0)	—	—	(4.0)	(4.0)	—	(4.0)
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(5.4)	—	—	(5.4)	(5.4)	—	(5.4)
Foreign currency translation	—	—	—	—	—	24.5	—	24.5	24.5	—	24.5
Pension related adjustments, net of tax	—	—	—	—	—	—	(1.4)	(1.4)	(1.4)	—	(1.4)
Balance as of March 31, 2025	231.3	$23.1	$2,992.2	$(984.0)	$15.8	$(230.6)	$(40.1)	$(254.9)	$1,776.4	$0.5	$1,776.9

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities
Net (loss) income	$(12.6)	$1.9
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	25.3	26.7
Impairment charges	—	6.5
Unrealized foreign exchange loss	2.5	0.2
Stock-based compensation	16.3	16.0
Lease amortization	22.2	21.7
Amortization of debt issuance costs	2.0	2.0
Loss (earnings) from equity method investments, net of distributions received	10.1	(11.1)
Change in deferred taxes	(49.6)	34.7
Provision for loss on receivables and other assets	4.8	2.8
Unrealized loss on investments, net	1.1	0.7
Other operating activities, net	25.4	(8.4)
Changes in assets and liabilities:
Trade and other receivables	54.5	90.0
Income taxes payable, net of income taxes receivable	28.4	(47.5)
Short-term contract assets and Prepaid expenses and other current assets	(108.3)	(74.4)
Other non-current assets	(38.6)	(39.1)
Accounts payable and accrued expenses	(63.5)	(28.0)
Accrued compensation	(147.1)	(148.9)
Other current and non-current liabilities	(16.4)	(7.8)
Net cash used in operating activities	(243.5)	(162.0)
Cash flows from investing activities
Payment for property and equipment	(12.2)	(4.6)
Acquisition of business, net of cash acquired	—	(4.9)
Investments in equity securities	(1.1)	(7.1)
Return of beneficial interest in a securitization	(120.0)	(100.0)
Collection on beneficial interest in a securitization	225.0	130.0
Other investing activities, net	2.4	7.2
Net cash provided by investing activities	94.1	20.6
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(22.2)	(10.2)
Payment of deferred and contingent consideration	(0.2)	(0.1)
Repayment of borrowings	—	(25.0)
Payment of finance lease liabilities	(5.7)	(6.4)
Other financing activities, net	—	0.4
Net cash used in financing activities	(28.1)	(41.3)

Change in cash, cash equivalents and restricted cash	(177.5)	(182.7)
Cash, cash equivalents and restricted cash, beginning of the period	803.5	814.6
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.5)	8.3
Cash, cash equivalents and restricted cash, end of the period	$619.5	$640.2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
Readers of this unaudited condensed consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Cushman & Wakefield Ltd. (together with its subsidiaries, “Cushman & Wakefield,” the “Company,” “we,” “our” and “us”) for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K (“2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and also available on our website (www.cushmanwakefield.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial statement presentation have been condensed or omitted.
Refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2025 Annual Report for further discussion of the Company’s significant accounting policies and estimates.
Due to seasonality, the results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
The following accounting pronouncements were recently adopted by the Company:
Measurement of Credit Losses
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). Since the adoption of ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”), entities have been required to reflect forecasts of future economic conditions when estimating expected credit losses, including when estimating credit losses arising from current accounts receivable and current contract assets. ASU 2025-05 provides an optional practical expedient whereby entities may assume that current conditions as of the balance sheet date will not change during the remaining life of current accounts receivable and current contract assets. The expedient may be applied to current accounts receivable and current contract asset balances arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), including assets acquired in a business combination transaction. The guidance was effective for annual periods that began after December 15, 2025, including interim periods. The Company adopted the ASU effective January 1, 2026, with no impact to its financial position, results of operations or related disclosures.
The following accounting pronouncements have been issued but are not effective for the current reporting period and have not been early adopted by the Company:
SEC Staff Bulletins and Releases
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the SEC’s removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective or, if by

June 30, 2027 the SEC has not removed the requirements, the ASU will be removed from the ASC and will not become effective. Early adoption is prohibited. The ASU may result in the elimination of certain disclosure requirements but will have no impact on the Company’s financial position or results of operations.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. This ASU will require a footnote disclosure about specific expenses by requiring entities to disaggregate, in a tabular presentation, certain expense captions presented on the face of our statements of operations. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the ASU will have on its financial statement disclosures and determining the timing of our adoption. This ASU will result in expanded disclosures related to expenses but will have no impact on the Company’s financial position or results of operations.
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

Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU provides guidance on five discrete topics, including topics pertaining to cash flow hedges and the net written option test. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted and entities must apply the ASU prospectively for all hedging relationships as of the date of adoption. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
Government Grants
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 provides guidance for the recognition, measurement and presentation of government grants, aiming to reduce diversity in practice and improve consistency. This guidance is effective for annual periods beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted and the amendments may be applied using a modified prospective, modified retrospective or retrospective approach. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
Interim Reporting Requirements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 intends to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarifies when it applies. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have had material impact on the entity. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted and entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
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

Note 3: Segment Data
The Company reports its operations through the following segments: (1) Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The Americas consists of operations located in the United States, Canada and other markets in North and South America. EMEA includes operations in the United Kingdom (“U.K.”), France, the Netherlands and other markets in Europe and the Middle East. APAC includes operations in Australia, Singapore, India and other markets in the Asia Pacific region.
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”), the Chief Executive Officer, for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss (gain) on investments, net; impairment of investments; acquisition related costs; A/R Securitization (as defined below) servicing liability, fees and amortization; pension buy-out settlement loss; non-operating items related to the Greystone JV (as defined below); and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.

As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
Effective January 1, 2026, the Company revised the definition of “Cost of gross contract reimbursables” to include reimbursed costs including client-dedicated labor, subcontractor costs and third-party consumables specific to cost-based client contracts. Such costs are now being reported as “Gross contract costs”. The changes are intended to better align the Company’s reporting of financial performance with industry competitors and enhance decision making by the Company’s CODM. In addition, the Company refined the allocation of corporate costs to better align with results from its reportable segments, which impacted previously reported Adjusted EBITDA by segment with no impact to consolidated results. The reporting changes have no impact on the Company’s total revenue, consolidated net income (loss), earnings (loss) per share or cash flows for any of the previously reported periods. Following these changes to the segment expense information regularly provided to the CODM, historical financial information for each reportable segment in this and future periodic filings have been, or will be, recast to conform with the revised presentation and definition.
The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Three Months Ended March 31, 2026
	Americas	EMEA	APAC	Total
Revenue	$1,829.0	$270.1	$436.7	$2,535.8
Less:
Gross contract costs	855.4	53.0	181.3	1,089.7
Direct employment costs	623.0	107.1	110.1	840.2
Other direct costs	54.0	39.8	91.4	185.2
Indirect and overhead employment costs	122.4	34.1	32.0	188.5
Other indirect and overhead costs	96.2	31.2	20.8	148.2
Add: Other segment items(1)	18.3	3.9	5.1	27.3
Adjusted EBITDA	$96.3	$8.8	$6.2	$111.3

	Three Months Ended March 31, 2025
	Americas	EMEA	APAC	Total
Revenue	$1,688.3	$205.0	$391.3	$2,284.6
Less:
Gross contract costs	808.6	33.9	137.2	979.7
Direct employment costs	556.2	91.9	99.0	747.1
Other direct costs	45.5	24.1	103.9	173.5
Indirect and overhead employment costs	117.5	28.0	28.3	173.8
Other indirect and overhead costs	94.0	24.2	13.8	132.0
Add: Other segment items(1)	11.1	0.8	5.8	17.7
Adjusted EBITDA	$77.6	$3.7	$14.9	$96.2
(1) Other segment items in the tables above include, for each reportable segment, (loss) earnings from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA. See reconciliation of Net (loss) income to Adjusted EBITDA below.

The following table includes a reconciliation of Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(12.6)	$1.9
Adjustments:
Depreciation and amortization	25.3	26.7
Interest expense, net of interest income	49.2	52.3
Provision for income taxes	3.0	3.1
Unrealized loss on investments, net	1.1	0.7
Impairment of investments	—	6.5
Acquisition related costs	—	0.4
Servicing liability, fees and amortization	11.2	—
Pension buy-out settlement loss	16.6	—
Non-operating items related to the Greystone JV	12.9	—
Other	4.6	4.6
Adjusted EBITDA	$111.3	$96.2

Note 4: Earnings Per Share
Earnings (loss) per share (“EPS”) is calculated by dividing Net loss or income by the weighted average shares outstanding.
As the Company was in a Net loss position for the three months ended March 31, 2026, the Company determined all potentially dilutive shares would be anti-dilutive in this period, and therefore these shares were excluded from the calculation of diluted weighted average shares outstanding. This resulted in the calculation of weighted average shares outstanding being the same for both basic and diluted EPS for the three months ended March 31, 2026. Approximately 2.7 million potentially dilutive shares for the three months ended March 31, 2026 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic EPS
Net (loss) income	$(12.6)	$1.9
Weighted average shares outstanding for basic (loss) earnings per share	232.8	230.4
Basic (loss) earnings per share attributable to common shareholders	$(0.05)	$0.01
Diluted EPS
Net (loss) income	$(12.6)	$1.9
Weighted average shares outstanding for basic (loss) earnings per share	232.8	230.4
Dilutive effect of restricted stock units	—	1.9
Weighted average shares outstanding for diluted (loss) earnings per share	232.8	232.3
Diluted (loss) earnings per share attributable to common shareholders	$(0.05)	$0.01

Note 5: Revenue
Disaggregation of Revenue
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended March 31, 2026
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,233.5	$153.2	$356.0	$1,742.7
Leasing	At a point in time	414.0	47.3	36.4	497.7
Capital markets	At a point in time	141.9	19.8	19.9	181.6
Valuation and other	At a point in time or over time	39.6	49.8	24.4	113.8
Total revenue		$1,829.0	$270.1	$436.7	$2,535.8

		Three Months Ended March 31, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,186.7	$105.0	$311.9	$1,603.6
Leasing	At a point in time	346.3	39.4	32.7	418.4
Capital markets	At a point in time	115.9	18.0	24.0	157.9
Valuation and other	At a point in time or over time	39.4	42.6	22.7	104.7
Total revenue		$1,688.3	$205.0	$391.3	$2,284.6
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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	March 31, 2026	December 31, 2025
Short-term contract assets	$348.4	$320.9
Contract asset allowances	(23.6)	(19.5)
Short-term contract assets, net	324.8	301.4

Non-current contract assets	36.7	63.1
Contract asset allowances	(2.0)	(2.8)
Non-current contract assets, net included in Other non-current assets	34.7	60.3

Total contract assets, net	$359.5	$361.7

Contract liabilities included in Accounts payable and accrued expenses	$66.8	$86.6
Contract liabilities included in Other non-current liabilities	18.0	17.4
Total contract liabilities	$84.8	$104.0
The amount of revenue recognized during the three months ended March 31, 2026 that was included in the contract liabilities balance at the beginning of the period was $66.8 million. The Company had no material impairment charges related to contract assets in the periods presented.

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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2025	$1,471.8	$349.7	$236.8	$2,058.3
Effect of movements in exchange rates	(0.9)	(6.0)	7.8	0.9
Balance as of March 31, 2026	$1,470.9	$343.7	$244.6	$2,059.2
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
No impairments of goodwill were recognized during the three months ended March 31, 2026 or 2025.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of March 31, 2026
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,111.2	(1,012.1)	99.1
Total intangible assets		$1,657.2	$(1,012.1)	$645.1

		As of December 31, 2025
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,113.0	(1,004.3)	108.7
Total intangible assets		$1,659.0	$(1,004.3)	$654.7
Amortization expense was $9.8 million and $9.9 million for the three months ended March 31, 2026 and 2025, respectively. No impairments of intangible assets were recorded during the three months ended March 31, 2026 or 2025.
Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $2.6 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively, which is included in Other (expense) income, net in the Condensed Consolidated Statements of Operations.

The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	March 31, 2026	December 31, 2025
Greystone JV	$384.7	$395.5
Onewo JV	142.2	139.2
Other investments	2.3	2.2
Total Equity method investments	$529.2	$536.9
The Company recognized (Loss) earnings from equity method investments during the period as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Greystone JV	$(4.9)	$6.3
Onewo JV	0.6	4.1
Other investments	0.2	0.7
Total (Loss) earnings from equity method investments	$(4.1)	$11.1
The Company received distributions from equity method investments of $6.0 million during the three months ended March 31, 2026 and received no distributions during the three months ended March 31, 2025.
No other-than-temporary impairment losses on equity method investments were recorded during the three months ended March 31, 2026 or 2025.

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
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025.
Interest Rate Derivative Instruments
As of March 31, 2026, the Company’s interest rate hedging instruments consisted of 11 interest rate swap agreements all designated as cash flow hedges, which included five interest rate swaps with a notional amount of $400.0 million expiring on August 21, 2027 and six interest rate swaps with a notional amount of $550.0 million expiring on May 31, 2028.
The Company had previously elected to terminate certain interest rate swap agreements (or a portion thereof) in November 2022, June 2023 and March 2025. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss were amortized into earnings over the remaining life of the original swap agreements, which expired on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of March 31, 2026 and December 31, 2025, there were $3.5 million and $1.8 million in pre-tax gains and losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the 2018 Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the 2018 Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $3.1 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized gain of $6.3 million, partially offset by an unrealized loss of $0.3 million during the three months ended March 31, 2026. The Company recognized a realized loss of $0.9 million and an unrealized loss of $0.3 million during the three months ended March 31, 2025.
As of both March 31, 2026 and December 31, 2025, the Company had 26 foreign currency exchange forward contracts outstanding covering a notional amount of $804.9 million and $758.3 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of March 31, 2026 and December 31, 2025 (in millions):

		March 31, 2026		December 31, 2025
	March 31, 2026	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$950.0	$3.5	$—	$—	$1.8
Non-designated:
Foreign currency forward contracts	$804.9	$1.1	$1.7	$1.0	$1.3
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
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended March 31, 2026
Interest rate cash flow hedges	$1.3	$(4.3)	$0.5	$(2.5)

Three Months Ended March 31, 2025
Interest rate cash flow hedges	$(25.2)	$4.0	$5.4	$(15.8)
(1) Amount is net of related deferred tax benefit of $0.5 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Amount is net of related deferred tax expense of $1.7 million and benefit of $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(3) Amount is net of related deferred tax expense of $0.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and 2025, gains of $0.5 million and $5.4 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	March 31, 2026	December 31, 2025
Collateralized:
Term Loan, due January 2030 Tranche-1, net of unamortized discount and financing costs of $6.7 million and $7.1 million, respectively	$833.3	$832.9
Term Loan, due January 2030 Tranche-2, net of unamortized discount and financing costs of $12.6 million and $13.3 million, respectively	834.9	834.2
6.750% Senior Secured Notes, due May 2028, net of unamortized financing costs of $3.1 million and $3.4 million, respectively	646.9	646.6
8.875% Senior Secured Notes, due September 2031, net of unamortized discount and financing costs of $4.7 million and $4.9 million, respectively	395.3	395.1
Finance lease liabilities	36.4	35.7
Total	2,746.8	2,744.5
Less: current portion of long-term debt	(125.8)	(119.6)
Total Long-term debt, net	$2,621.0	$2,624.9
2018 Credit Agreement
On August 21, 2018, the Company entered into an initial $3.5 billion credit agreement (as amended from time to time, the “2018 Credit Agreement”), comprised of an initial $2.7 billion senior secured term loan and a revolving credit facility (the “Revolver”).
Term Loans
As of March 31, 2026, the Company had $840.0 million in aggregate principal outstanding on a senior secured term loan, due January 31, 2030, referred to as the “2030 Tranche-1,” and $847.5 million in aggregate principal outstanding on a senior secured term loan, due January 31, 2030, referred to as the “2030 Tranche-2” (collectively referred to as the “Term Loans”).
In 2025, the Company amended the 2018 Credit Agreement to reprice the Term Loans three times, reducing the applicable interest rates. In connection with the amendments, the Company incurred additional debt transaction costs, a portion of which was capitalized and will be amortized over the remaining terms of the Term Loans and the remainder of which was recognized directly in Interest expense, net of interest income.
The 2018 Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the Term Loans, including any incremental borrowings. In 2025, the Company elected to prepay $150.0 million in principal outstanding under both the 2030 Tranche-1 and the 2030 Tranche-2, totaling $300.0 million in principal prepayments in 2025.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2026, the Company elected to use an annual rate equal to (i) 1-month Term Secured Overnight Financing Rate (“SOFR”) (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-2. As of March 31, 2026, the effective interest rates were 6.41% and 6.85% for the 2030 Tranche-1 and the 2030 Tranche-2, respectively.
Revolver
As of March 31, 2026, borrowing capacity under the Revolver was $1.0 billion. Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the 2018 Credit Agreement). The Revolver was undrawn as of March 31, 2026 and December 31, 2025 and matures on October 21, 2030.

Senior Secured Notes due 2028
On May 22, 2020, the Company issued $650.0 million of senior secured notes due May 15, 2028 (the “2028 Notes”). Net proceeds from the 2028 Notes were $638.5 million, consisting of a $650.0 million aggregate principal amount less $11.5 million from issuance costs. The 2028 Notes were offered in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.75% as of March 31, 2026.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 8.80% as of March 31, 2026.
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
The Company was in compliance with all of the covenants under the 2018 Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of March 31, 2026 and December 31, 2025.

Note 10: Employee Benefits
The Company offers defined benefit plans in certain jurisdictions. In the U.K., the Company provides two defined benefit plans to certain employees and former employees based on final pensionable salary, both of which are closed to new members.
In 2022, the Company completed buy-in transactions for these two defined benefit plans in the U.K., whereby the trustees of the plans purchased a bulk annuity insurance policy, under which the insurer is committed to pay the plan cash flows intended to match the benefit payments. Under the buy-in arrangements, the benefit obligations were not transferred to the insurer; rather, the Company retains full responsibility for paying the members’ benefits. The buy-in arrangements also allow for the future conversion into buy-out arrangements whereby the insurance company would assume full responsibility for the pension benefit obligations.
In March 2026, the buy-out process for one of the U.K. defined benefit plans was completed and all of the Company’s future pension obligations associated with this plan were transferred to the insurance company. As of December 31, 2025, the fair value of pension plan assets and projected benefit obligations in this plan were $66.4 million and $64.6 million, respectively. Upon settlement, the Company derecognized such net defined benefit plan assets and liabilities from its consolidated balance sheet. Additionally, upon settlement, the remaining losses recorded in Accumulated other comprehensive loss of $16.6 million were recognized as a non-cash component of net periodic pension cost within Other (expense) income, net in the Condensed Consolidated Statement of Operations. The Company anticipates that it is reasonably possible the buy-out process for the second U.K. defined benefit plan will be completed in the next 12 months.

Note 11: Commitments and Contingencies
Contingencies
In the normal course of business, the Company is subject to various claims and litigation. The Company is also subject to threatened or pending legal actions arising from activities of contractors. A liability is recorded for claims or other contingencies when the risk of loss is probable and the amount can be reasonably estimated. Legal fees are expensed as incurred. Many of these claims may be covered under the Company’s current insurance programs, subject to self-insurance levels and deductibles. The timing and ultimate settlement of these matters is inherently uncertain; however, based upon information currently available, unless otherwise noted, we believe the resolution of such claims and litigation will not have a material adverse effect on our financial position, results of operations or liquidity.
The Company is also subject to various workers’ compensation and medical claims, primarily as it relates to claims by employees in the U.S. for medical benefits and lost wages associated with injuries incurred in the course of their employment. A liability is also recorded for the Company’s incurred but not reported (“IBNR”) claims, the amount of which is determined based on prior claims history.
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, contingent liabilities recorded within Other current liabilities were $92.6 million and $85.0 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $66.9 million and $65.0 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of March 31, 2026 and December 31, 2025, E&O and other litigation claims were $51.5 million and $51.4 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $108.0 million and $98.6 million, respectively.
The Company had no material insurance receivable balances outstanding as of March 31, 2026 or December 31, 2025.
Payroll Tax Claims
In a non-U.S. jurisdiction, the Company is currently engaged in a dispute with a local tax authority about the application of tax rules related to certain payroll taxes with respect to two of our subsidiaries for tax years ended 2015 to 2022. The tax authority has claimed that the Company owes unpaid employer payroll tax contributions of approximately $78.0 million, plus interest. In 2026, the amount claimed increased due to the extension of the same claims for an incremental year and it reflects the impact of foreign currency movements. In addition, we could receive claims for other alleged unpaid income taxes as we have been served with protective determinations by the same tax authority.
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amounts claimed. However, an immaterial liability was recorded equal to the estimated probable loss for the years under review. The Company continues to assess this dispute, including separate but relevant case law as it develops, and it is reasonably possible that in the near term we may recognize additional liabilities if such additional losses are probable and can be reasonably estimated. As of March 31, 2026, the estimated range of reasonably possible loss including interest and penalties, in excess of amounts accrued, was up to $49.0 million, net of tax benefit, and reflective of the impact of foreign currency movements.
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
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 7 years and maximum potential future payments of approximately $146.2 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or non-performance under these guarantees to be remote.
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
GSC is also an approved lender and servicer under the Federal National Mortgage Association (“Fannie Mae”). In the third quarter of 2025, GSC’s lender and servicing agreement with Fannie Mae was modified to increase the loss share obligations delivered on or before July 1, 2025, which had been identified as having certain risk characteristics at origination. This list may be updated periodically to reflect changes, such as the addition of new loans or the removal of loans expected to result in no or limited losses. As of March 31, 2026, the list included 64 loans, which have loan loss provisions recorded in accordance with ASC 326, as applicable. The Company will continue to assess loan loss provisions as any additional loan losses recorded for this matter could result in potentially material liability for the Greystone JV in future periods.
For the three months ended March 31, 2026, the Greystone JV recorded a non-cash provision for loan losses of $8.6 million, of which the Company recorded $3.4 million based on its 40% equity interest as part of its (Loss) earnings from equity method investments. Any additional potential impact to the Greystone JV as a result of these matters would only impact the Company’s Condensed Consolidated Financial Statements by our 40% equity interest in the Greystone JV.
Breach of Warranty Claim
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
In 2024, the Company entered into settlement agreements with certain defendant insurers and received payments from such insurers in exchange for releases in the Litigation. In February 2025, a ruling was issued that valued the loss suffered by the Company in an amount no greater than the policy limits of certain defendant insurers who were dismissed from the case prior to trial. As the other defendant insurers who remained in the case were declared to be the prevailing parties, the Company will be required to pay their costs, which is the subject of negotiation. In the second half of 2025 and first quarter of 2026, the Company recorded immaterial liabilities for estimated settlement of these costs with the remaining defendant insurers.

Note 12: Related Party Transactions and Employee Receivables
The Company recognized royalty fee income from equity method investments as disclosed in Note 7: Equity Method Investments.
For certain facilities management contracts, the Company subcontracts the APAC services, particularly in Greater China, through the Onewo JV. For the three months ended March 31, 2026 and 2025, expenses for these transactions of approximately $15.6 million and $11.4 million, respectively, were recorded within Costs of services in the Condensed Consolidated Statements of Operations.
In addition, as of March 31, 2026 and December 31, 2025, the Company had receivables outstanding from revenue-producing advisors and other employees of $54.7 million and $53.5 million, respectively, included in Prepaid expenses and other current assets, and $481.3 million and $439.1 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses to advisors and other items such as travel and other advances to employees. Such amounts are amortized over the required service period outlined in each underlying agreement.

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
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, trade and other receivables, a deferred purchase price (“DPP”) receivable related to its revolving accounts receivables securitization program, which we have amended periodically (the “A/R Securitization”), restricted cash, accounts payable and accrued expenses, short-term borrowings, long-term debt, interest rate swaps and foreign exchange contracts. The carrying amount of cash and cash equivalents and restricted cash approximates the fair value of these instruments. Certain money market funds in which the Company has invested are highly liquid and considered cash equivalents. These funds are valued at the per unit rate published as the basis for current transactions. Due to the short-term nature of trade and other receivables, accounts payable and accrued expenses, and short-term borrowings, their carrying amount is considered to be the same as their fair value.
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of March 31, 2026 and December 31, 2025, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 14: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $2.8 billion as of both March 31, 2026 and December 31, 2025. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt, excluding deferred financing costs, was $2.7 billion as of both March 31, 2026 and December 31, 2025. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
Non-recurring Fair Value Measurements
In the fourth quarter of 2025, we identified impairment indicators related to the carrying value of the Greystone JV that indicated a decline in fair value. In determining the fair value of the Greystone JV, the Company used both an income approach, using a DCF model based on current forecasts for the Greystone JV, and a market approach, using projected market multiples for comparable companies. There were no additional non-recurring fair value measurements during the three months ended March 31, 2026.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in millions):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	28.6	28.6	—	—
Interest rate swap agreements	3.5	—	3.5	—
Foreign currency forward contracts	1.1	—	1.1	—
Equity securities	34.9	34.9	—	—
Total	$69.2	$64.6	$4.6	$—
Liabilities
Deferred compensation plan liabilities	$18.9	$18.9	$—	$—
Foreign currency forward contracts	1.7	—	1.7	—
Earn-out liabilities	9.5	—	—	9.5
Total	$30.1	$18.9	$1.7	$9.5

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	29.6	29.6	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Equity securities	35.2	35.2	—	—
Total	$66.9	$65.9	$1.0	$—
Liabilities
Deferred compensation plan liabilities	$21.5	$21.5	$—	$—
Interest rate swap agreements	1.8	—	1.8	—
Foreign currency forward contracts	1.3	—	1.3	—
Earn-out liabilities	9.6	—	—	9.6
Total	$34.2	$21.5	$3.1	$9.6
During the three months ended March 31, 2026, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company had the potential to make a maximum of $12.0 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next 4 years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2026	2025
Balance as of January 1,	$9.6	$13.6
Purchases/additions	—	3.1
Net change in fair value and other adjustments	(0.1)	—
Balance as of March 31,	$9.5	$16.7
Investments in Real Estate Ventures
The Company directly invests in early stage property technology (“proptech”) companies, real estate investment funds and other real estate companies across various sectors. The Company typically reports these investments at cost, less impairment charges, and adjusts these investments to fair value if the Company identifies observable price changes in orderly transactions for identical or similar instruments of the same issuer. The fair value of these investments is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of March 31, 2026 and December 31, 2025, the fair value of our investments in early stage proptech companies (that are not publicly traded) was $45.2 million and $45.3 million, respectively.
The Company also invests in other real estate companies that are traded on public stock markets around the world, including a company that completed its initial public offering in the fourth quarter of 2025. As quoted market prices for identical assets are available, these investments are classified as Level 1 investments, included as equity securities in the fair value hierarchy table, and mark to market gains and losses are recognized on a recurring basis. As of March 31, 2026 and December 31, 2025, the fair value of our investments in publicly traded real estate companies was $34.9 million and $35.2 million, respectively.

Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of March 31, 2026 and December 31, 2025, the fair value of our investments in real estate venture capital funds and co-investment funds was $66.7 million and $69.0 million, respectively.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other (expense) income, net in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recognized a net unrealized loss of $1.1 million and $0.7 million on our real estate investments, respectively.

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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of March 31, 2026 and December 31, 2025, the DPP receivable of $196.7 million and $299.7 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2026 and 2025, receivables sold under the A/R Securitization were $736.0 million and $676.6 million, respectively, and cash collections from customers on receivables sold were $715.4 million and $701.3 million, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2026 and December 31, 2025, the outstanding principal on receivables sold under the A/R Securitization was $466.4 million and $445.8 million, respectively.
The A/R Securitization also provides funding from the Purchaser against receivables sold into the program. On March 18, 2026, the Company amended the A/R Securitization to increase the maximum facility limit by $50.0 million to $300.0 million and extended the termination date to March 18, 2029. The Company recorded a non-cash servicing liability of $11.8 million in connection with the amendment, which will be amortized through the termination date of the program. As of March 31, 2026 and December 31, 2025, the Company had aggregate capital outstanding under this facility of $225.0 million and $120.0 million, respectively, and the unused portion of the facility limit, net of letters of credit, was $38.1 million and $93.1 million, respectively.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$600.6	$784.2
Restricted cash recorded in Prepaid expenses and other current assets	18.9	19.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$619.5	$803.5
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for:
Interest	$45.6	$54.5
Income taxes	23.3	16.1
Operating leases	23.8	28.2
Non-cash investing/financing activities:
Property and equipment additions through finance leases	5.6	2.6
Deferred and contingent payment obligations incurred through acquisitions	—	5.2
Increase (decrease) in beneficial interest in a securitization	2.0	(30.6)
Right of use assets obtained through operating leases	119.2	9.9
Note 16: Subsequent Events
The Company has evaluated subsequent events through May 7, 2026, the date on which these financial statements were issued, and has determined there were no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”).
As discussed in “Cautionary Note Regarding Forward-Looking Statements” below, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our 2025 Annual Report and Part II, Item 1A in this Quarterly Report. Our fiscal year ends December 31.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. We also discuss those risks, uncertainties and other factors in our 2025 Annual Report in Part I, Item 1A.
These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expect,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seek,” “predict,” “intends,” “plans,” “estimates,” “anticipate,” “target,” “forecasts” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the following factors, as well as the factors discussed under “Risk Factors” in this Quarterly Report and in our 2025 Annual Report in Part I, Item 1A. The Company believes that these factors include, but are not limited to:
•disruptions in general macroeconomic conditions and global and regional demand for commercial real estate;
•risks associated with sociopolitical polarization and changes in political landscapes;
•social, geopolitical and economic risks associated with its international operations;
•foreign currency volatility;
•the seasonality of significant portions of its revenue and cash flow;
•its ability to recruit and retain qualified revenue-producing advisors and senior management;
•its ability to maintain and execute its information technology strategies;
•the increasing use of artificial intelligence (“AI”) technologies in its operations and client service offerings and the inadequate deployment and governance of these AI technologies;
•interruption or failure of its information technology, communications systems or data services;
•its vulnerability to potential breaches in security or other threats related to its information systems;
•its ability to comply with cybersecurity, AI governance and data privacy laws and regulations and other confidentiality obligations;
•the concentration of business with specific corporate clients;
•its ability to preserve, grow and leverage the value of its brand;
•its ability to compete globally, regionally and locally and its ability to cross-sell its services;

•the extent to which infrastructure disruptions may affect its ability to provide its services;
•the failure of its mergers, acquisitions and investments to perform as expected or the lack of future acquisition opportunities;
•the potential impairment of its goodwill or equity method investments;
•its ability to comply with new and existing laws, regulations or licensing requirements;
•changes in tax legislation or tax rates and its ability to make correct determinations in complex and varied tax regimes;
•incremental tax risk associated with Bermuda’s limited network of international treaties;
•the failure of third parties performing on its behalf to comply with contract, regulatory or legal requirements;
•risks related to climate change and with respect to other environmental conditions;
•restrictions imposed on the Company by the agreements governing its indebtedness;
•its amount of indebtedness and the potential adverse impact on its available cash flow and the operation of its business;
•its ability to incur more indebtedness;
•litigation and regulatory risks;
•the fact that the rights of its shareholders may be limited or otherwise differ in certain respects from the rights afforded to shareholders of a U.S. corporation;
•risks related to its capital allocation strategy including current intentions to not pay cash dividends; and
•other risk factors identified elsewhere in this Quarterly Report and under Item 1A of Part I of its 2025 Annual Report.
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

Recent Developments and Outlook
Effective January 1, 2026, the Company will no longer report “service line fee revenue”, as well as the following non-GAAP financial measures: (i) Adjusted EBITDA margin, (ii) Segment operating expenses and (iii) Fee-based operating expenses. The Company also revised the definition of “Cost of gross contract reimbursables” to include reimbursed costs including client-dedicated labor, subcontractor costs and third-party consumables specific to cost-based client contracts. Such costs are now being reported as “Gross contract costs” and comparative periods have been recast to conform with the revised presentation and definition. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees included in revenue) and primarily relate to Services. The changes are intended to better align the Company’s reporting of financial performance with industry competitors and enhance decision making by the Company’s management. In addition, the Company refined the allocation of corporate costs to better align with results from its reportable segments, which impacted previously reported Adjusted EBITDA by segment with no impact to consolidated results. The reporting changes had no impact on the Company’s total revenue, consolidated net income (loss), earnings (loss) per share or cash flows for any of the previously reported periods.
First Quarter Results:
•Revenue of $2.5 billion for the first quarter of 2026 increased 11% from the first quarter of 2025.
◦Services revenue increased 9%, reflecting sustained momentum across all segments, led by higher facilities management and project management revenue.
◦Leasing revenue increased 19%, driven primarily by growth in the Americas across all deal sizes, with continued strength in office and industrial leasing, including data centers.
◦Capital markets revenue increased 15%, marking our sixth consecutive quarter of double-digit growth. Americas Capital markets, up 22%, saw solid performance in the office sector.
◦Valuation and other revenue increased 9%.
•Net loss was $12.6 million for the first quarter of 2026 compared to net income of $1.9 million for the first quarter of 2025, a decline of $14.5 million. Diluted loss per share was $0.05 for the first quarter of 2026, down $0.06, compared to diluted earnings per share of $0.01 for the first quarter of 2025.
◦Recognized a non-cash settlement loss of $16.6 million related to a pension buy-out arrangement in the U.K. and a non-cash servicing liability of $11.8 million related to the amendment of our revolving accounts receivables securitization program (the “A/R Securitization”).
◦Adjusted EBITDA (as defined below) of $111.3 million increased $15.1 million or 16% from the first quarter of 2025.
•Liquidity as of March 31, 2026 was $1.6 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.0 billion and cash and cash equivalents of $0.6 billion.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. Improvements in several underlying macroeconomic factors drove growth and continued resilience in our business, as evidenced by revenue growth in each of our service lines. In the first quarter of 2026, we experienced sustained momentum in Services and a higher volume of brokerage transactions compared to the first quarter of 2025. Nonetheless, certain macroeconomic challenges and geopolitical uncertainties, including inflation, international trade policy and new or elevated tariffs, elevated levels of unemployment, rising energy costs and volatility in foreign currency exchange rates, have in the past and may in the future, negatively impact our business. For example, geopolitical uncertainty in the Middle East has had a limited impact on our business to date, but may result in delays in brokerage transactions in EMEA and APAC. A delay or stall in any economic improvement, any future uncertainty, weakness or volatility in the credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could further affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. A discussion of our critical accounting policies and estimates can be found in the Company’s 2025 Annual Report. There have been no material changes to these policies or estimates as of March 31, 2026.
Recently Issued Accounting Pronouncements
Refer to Note 2: New Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements.

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
Our diversified operating model helps to partially mitigate the negative effect of difficult market conditions on our earnings as a substantial portion of our costs are variable compensation expenses, specifically commissions and bonuses paid to professionals in our Leasing and Capital markets service lines, and the majority of revenue in our Services business is generated from long-term contracts. Nevertheless, ongoing adverse economic trends could pose significant risks to our operating performance and financial condition.
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
In order to assist our investors and improve comparability of results, we present the year-over-year changes in our results of operations and certain non-GAAP financial measures in “local” currency. The local currency figures represent the year-over-year change assuming no movement in foreign exchange rates from the prior year. We believe that this provides our management and investors with another important view of comparability and trends in the underlying operating business.
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

Use of Non-GAAP Financial Measures
The Company uses the following measures, which are considered “non-GAAP financial measures” under SEC guidelines:
i.Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”); and
ii.Local currency.
Management principally uses these non-GAAP financial measures to evaluate operating performance, develop budgets and forecasts, improve comparability of results and assist our investors in analyzing the underlying performance of our business. These measures are not measurements recognized under GAAP. When analyzing our operating results, investors should use these measures in addition to, but not as an alternative for, the most directly comparable financial results calculated and presented in accordance with GAAP. Because the Company’s calculation of these non-GAAP financial measures may differ from other companies, our presentation of these measures may not be comparable to similarly titled measures of other companies.
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
Adjusted EBITDA: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized loss (gain) on investments, net; impairment of investments; acquisition related costs; A/R Securitization servicing liability, fees and amortization; pension buy-out settlement loss; non-operating items related to our equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”); and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
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
Unrealized loss on investments, net represents net unrealized gains and losses on real estate investments.
Impairment of investments reflects certain one-time impairment charges related to investments, equity method investments or other assets.
Acquisition related costs includes certain direct costs incurred in connection with acquiring businesses.
Servicing liability, fees and amortization reflects the additional non-cash servicing liability accrued in connection with the A/R Securitization amendment in March 2026, net of amortization, along with related fees incurred to execute the amendment. The liability will be amortized through March 2029.
Pension buy-out settlement loss represents a non-cash settlement charge related to a pension buy-out arrangement in the U.K.
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

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$1,742.7	$1,603.6	9%	7%
Leasing	497.7	418.4	19%	17%
Capital markets	181.6	157.9	15%	14%
Valuation and other	113.8	104.7	9%	4%
Total revenue	$2,535.8	$2,284.6	11%	9%
Costs and expenses:
Gross contract costs(1)	$1,089.7	$979.7	11%	10%
Cost of services provided to clients	1,025.4	920.6	11%	8%
Total costs of services	2,115.1	1,900.3	11%	9%
Operating, administrative and other	336.7	305.8	10%	8%
Depreciation and amortization	25.3	26.7	(5)%	(8)%
Restructuring, impairment and related charges	—	6.5	(100)%	(100)%
Total costs and expenses	2,477.1	2,239.3	11%	9%
Operating income	58.7	45.3	30%	31%
Interest expense, net of interest income	(49.2)	(52.3)	(6)%	(7)%
(Loss) earnings from equity method investments	(4.1)	11.1	n.m.	n.m.
Other (expense) income, net	(15.0)	0.9	n.m.	n.m.
(Loss) earnings before income taxes	(9.6)	5.0	n.m.	n.m.
Provision for income taxes	3.0	3.1	(3)%	(3)%
Net (loss) income	$(12.6)	$1.9	n.m.	n.m.
Adjusted EBITDA	$111.3	$96.2	16%	15%
n.m. not meaningful
(1)    Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.

Reconciliation of Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(12.6)	$1.9
Adjustments:
Depreciation and amortization	25.3	26.7
Interest expense, net of interest income	49.2	52.3
Provision for income taxes	3.0	3.1
Unrealized loss on investments, net	1.1	0.7
Impairment of investments	—	6.5
Acquisition related costs	—	0.4
Servicing liability, fees and amortization	11.2	—
Pension buy-out settlement loss	16.6	—
Non-operating items related to the Greystone JV	12.9	—
Other(1)	4.6	4.6
Adjusted EBITDA	$111.3	$96.2
(1) Other includes miscellaneous income and expense items such as non-cash amortization of certain merger-related deferred rent and tenant incentives, legal fees and costs associated with an antitrust dispute (see Note 11: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements), and a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024. The long-term incentive awards granted to these four executive officers consisted entirely of performance-based awards in 2024 and they provided for a higher maximum payout than typical awards. This award design structure was unique to 2024. We therefore excluded a portion of the non-cash stock-based compensation expense associated with those awards from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods and because we do not consider it to be a normal, recurring operating expense.
For the three months ended March 31, 2026, Other also reflects estimated settlements related to a breach of warranty claim (see Note 11: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements). For the three months ended March 31, 2025, Other also reflects one-time consulting costs associated with the redomiciliation to Bermuda.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Revenue
Revenue of $2.5 billion increased $251.2 million or 11% compared to the three months ended March 31, 2025, primarily driven by Services and Leasing revenue growth of 9% and 19%, respectively. Services revenue was strong across all segments, led by higher facilities management revenue, which increased approximately $78.0 million including the expansion of existing client mandates, and higher project management in EMEA and APAC, which increased approximately $26.0 million and $14.0 million, respectively. Leasing revenue increased principally due to growth in the Americas across all deal sizes, with continued strength in office and industrial leasing, including data centers. Capital markets revenue increased 15%, resulting from solid performance in the Americas, with particular strength in the office sector, as healthy fundamentals continue to support a resilient transaction environment. This continued momentum in Capital markets also reflects our ongoing investments in hiring top talent and strengthening our platform. Valuation and other revenue also increased 9%.
Costs of services
Costs of services of $2.1 billion increased $214.8 million or 11% compared to the three months ended March 31, 2025. Gross contract costs increased $110.0 million or 11%, principally driven by an increase in reimbursed client-dedicated labor costs of approximately $31.0 million, and third-party consumables and sub-contractor costs of approximately $77.0 million. Cost of services provided to clients increased $104.8 million or 11%, primarily due to an increase in employment costs of approximately $93.0 million, including higher commissions associated with higher brokerage revenue and higher salaries as a result of higher Services revenue.
Operating, administrative and other
Operating, administrative and other expenses of $336.7 million increased $30.9 million or 10% compared to the three months ended March 31, 2025, primarily driven by an increase in employment costs of approximately $15.0 million, largely due to higher salaries, as well as higher technology costs and cost inflation. In addition, the Company recorded a non-cash servicing liability of $11.8 million related to the amendment of the A/R Securitization in March 2026.
Restructuring, impairment and related charges
The Company did not incur any Restructuring, impairment and related charges during the first quarter of 2026. In the first quarter of 2025, Restructuring, impairment and related charges of $6.5 million was related to an impairment loss on real estate investments.
(Loss) earnings from equity method investments
Loss from equity method investments was $4.1 million for the three months ended March 31, 2026 compared to earnings from equity method investments of $11.1 million for the three months ended March 31, 2025. The $15.2 million decline was primarily due to a decrease of $11.2 million in earnings recognized from the Greystone JV driven by changes in mix of mortgage loan origination volumes compared to the first quarter of 2025, contributing to a lower value of MSRs, and higher provisions for credit losses for mortgage loans due to expected losses on specific loans and higher risk-sharing obligations. In the first quarter of 2026, the Greystone JV recorded a non-cash provision for loan losses of $8.6 million, of which the Company recorded $3.4 million based on its 40% equity interest which was included within (Loss) earnings from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future. In addition, the Company recognized lower earnings from our equity method investment in CWVS Holding Limited (the “Onewo JV”), which declined $3.5 million compared to the first quarter of 2025 due to higher provisions for credit losses.
Other (expense) income, net
Other expense, net was $15.0 million for the three months ended March 31, 2026 compared to other income, net of $0.9 million for the three months ended March 31, 2025. The $15.9 million decline was principally resulting from a non-cash settlement loss of $16.6 million related to a pension buy-out arrangement in the U.K. (see Note 10: Employee Benefits of the Notes to the Condensed Consolidated Financial Statements for further information).

Provision for income taxes
Provision for income taxes for the first quarter of 2026 was $3.0 million on a loss before income taxes of $9.6 million. For the three months ended March 31, 2025, the provision for income taxes was $3.1 million on earnings before income taxes of $5.0 million. Income tax expense remained relatively flat compared to the first quarter of 2025, as the tax impact from lower earnings before income taxes was largely offset by the higher impact from discrete tax adjustments recorded in the first quarter of 2026, including higher withholding taxes and interest accruals for uncertain tax positions recognized in prior periods.
Net (loss) income and Adjusted EBITDA
Net loss was $12.6 million for the three months ended March 31, 2026 compared to net income of $1.9 million for the three months ended March 31, 2025. The $14.5 million decline in net income was principally driven by the pension buy-out settlement loss, A/R Securitization servicing liability, lower earnings recognized from our equity method investments and cost inflation. These unfavorable trends were partially offset by growth in all of our service lines.
Adjusted EBITDA of $111.3 million increased $15.1 million or 16% compared to the three months ended March 31, 2025, attributable to the same factors impacting Net loss above, with the exception of the pension buy-out settlement loss, A/R Securitization servicing liability and the non-operating items related to the Greystone JV.

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
Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized loss (gain) on investments, net; impairment of investments; acquisition related costs; A/R Securitization servicing liability, fees and amortization; pension buy-out settlement loss; non-operating items related to the Greystone JV; and other non-recurring items.

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$1,233.5	$1,186.7	4%	4%
Leasing	414.0	346.3	20%	19%
Capital markets	141.9	115.9	22%	22%
Valuation and other	39.6	39.4	1%	(1)%
Total revenue	$1,829.0	$1,688.3	8%	8%
Segment expenses:
Gross contract costs(1)	$855.4	$808.6	6%	6%
Cost of services provided to clients	677.0	601.7	13%	12%
Operating, administrative and other	218.6	211.5	3%	3%
Segment expenses	1,751.0	1,621.8	8%	8%
Add: Other segment items(2)	18.3	11.1	65%	63%
Adjusted EBITDA	$96.3	$77.6	24%	23%
(1)     Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.
(2)    Other segment items include (loss) earnings from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA.

Americas: Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Americas revenue in the first quarter of 2026 was $1.8 billion, an increase of $140.7 million or 8% from the first quarter of 2025. This increase was principally driven by higher brokerage revenue as healthy fundamentals continue to support a resilient transaction environment. Leasing revenue increased 20% with growth across all deal sizes and continued strength in office and industrial leasing, including data centers. Capital markets revenue increased 22% as investments in top talent and strengthening our platform, combined with solid performance in the office and industrial sectors, contributed to improved results. Services revenue increased 4% principally driven by higher facilities management revenue of approximately $38.0 million due to the expansion of existing client mandates. Valuation and other revenue also increased 1%.
Gross contract costs of $855.4 million increased $46.8 million or 6% reflecting higher reimbursed client-dedicated labor costs of approximately $27.0 million and higher third-party consumables and sub-contractor costs of approximately $18.0 million, associated with changes in client mix. Cost of services provided to clients of $677.0 million increased $75.3 million or 13% primarily due to higher commissions associated with higher brokerage revenue. Operating, administrative and other expenses of $218.6 million increased $7.1 million or 3% largely driven by higher salaries and higher technology costs due to cost inflation, as well as the non-cash A/R Securitization servicing liability.
Adjusted EBITDA of $96.3 million increased $18.7 million or 24% compared to the first quarter of 2025, primarily attributable to growth in our Americas Leasing and Capital markets service lines, partially offset by higher employment costs and cost inflation.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$153.2	$105.0	46%	33%
Leasing	47.3	39.4	20%	10%
Capital markets	19.8	18.0	10%	1%
Valuation and other	49.8	42.6	17%	7%
Total revenue	$270.1	$205.0	32%	21%
Segment expenses:
Gross contract costs(1)	$53.0	$33.9	56%	43%
Cost of services provided to clients	146.9	116.0	27%	15%
Operating, administrative and other	65.3	52.2	25%	16%
Segment expenses	265.2	202.1	31%	20%
Add: Other segment items(2)	3.9	0.8	n.m.	n.m.
Adjusted EBITDA	$8.8	$3.7	n.m.	n.m.
n.m. not meaningful
(1)     Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.
(2)    Other segment items include (loss) earnings from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA.

EMEA: Three months ended March 31, 2026 compared to the three months ended March 31, 2025
EMEA revenue in the first quarter of 2026 was $270.1 million, an increase of $65.1 million or 32% from the first quarter of 2025. Excluding the favorable impact of foreign currency of $41.1 million, EMEA revenue increased 21% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 33% on a local currency basis, primarily due to increases in project management and facilities management revenue of approximately $26.0 million and $17.0 million, respectively, with particular strength in the U.K., Ireland and France. Leasing revenue increased 10% on a local currency basis, as occupiers continue to trend towards newer, higher-grade buildings with top-tier employee experiences, with strength in Germany and the Netherlands. Capital markets revenue increased 1% on a local currency basis, as improvements in Spain and the Netherlands were partially offset by a decline in the U.K. Valuation and other revenue also increased 7% on a local currency basis.
Gross contract costs of $53.0 million increased $19.1 million or 43% on a local currency basis, reflecting higher third-party consumables and sub-contractor costs of approximately $16.0 million associated with revenue growth in Services. Cost of services provided to clients of $146.9 million increased $30.9 million or 15% on a local currency basis, primarily due to higher employment costs of approximately $15.0 million, including higher salaries, and higher non-reimbursed third-party consumables and sub-contractor costs of approximately $16.0 million. Operating, administrative and other expenses of $65.3 million increased $13.1 million or 16% on a local currency basis, largely driven by higher salaries and cost inflation.
Adjusted EBITDA of $8.8 million increased $5.1 million compared to the first quarter of 2025, primarily attributable to growth in our EMEA Services, Leasing and Valuation and other service lines partially offset by cost inflation.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$356.0	$311.9	14%	10%
Leasing	36.4	32.7	11%	9%
Capital markets	19.9	24.0	(17)%	(15)%
Valuation and other	24.4	22.7	7%	3%
Total revenue	$436.7	$391.3	12%	8%
Segment expenses:
Gross contract costs(1)	$181.3	$137.2	32%	28%
Cost of services provided to clients	201.5	202.9	(1)%	(5)%
Operating, administrative and other	52.8	42.1	25%	24%
Segment expenses	435.6	382.2	14%	10%
Add: Other segment items(2)	5.1	5.8	(12)%	(11)%
Adjusted EBITDA	$6.2	$14.9	(58)%	(56)%
(1)     Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.
(2)    Other segment items include (loss) earnings from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA.

APAC: Three months ended March 31, 2026 compared to the three months ended March 31, 2025
APAC revenue in the first quarter of 2026 was $436.7 million, an increase of $45.4 million or 12% from the first quarter of 2025. Excluding the favorable impact of foreign currency of $40.2 million, APAC revenue increased 8% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 10% on a local currency basis, primarily due to increases in facilities management and project management revenue of approximately $23.0 million and $14.0 million, respectively, with strength in Australia and India. Leasing revenue increased 9% on a local currency basis, with improvements in Greater China. Valuation and other revenue also increased 3% on a local currency basis. Capital markets revenue decreased 15% on a local currency basis, largely due to the timing of certain transactions in Japan in the first quarter of 2025, partially offset by strength in Australia and India.
Gross contract costs of $181.3 million increased $44.1 million or 28% on a local currency basis, reflecting higher third-party consumables and sub-contractor costs of approximately $43.0 million associated with revenue growth in Services. Cost of services provided to clients of $201.5 million decreased $1.4 million or 5% on a local currency basis, primarily due to lower non-reimbursed third-party consumables and sub-contractor costs. Operating, administrative and other expenses of $52.8 million increased $10.7 million or 24% on a local currency basis, largely driven by higher salaries and cost inflation.
Adjusted EBITDA of $6.2 million decreased $8.7 million or 58% compared to the first quarter of 2025, primarily attributable to lower APAC Capital markets revenue, lower earnings recognized from the Onewo JV of $3.5 million, higher employment costs and cost inflation, partially offset by growth in our APAC Leasing service line.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves, debt capacity under the Revolver and funding from the A/R Securitization. Our primary uses of liquidity are operating expenses, acquisitions, strategic growth investments and debt payments.
While macroeconomic challenges and geopolitical uncertainty continue to be present, we believe that we have maintained sufficient liquidity to satisfy our working capital and other funding requirements, including capital expenditures, and expenditures for human capital and contractual obligations, with operating cash flow and cash on hand and, as necessary, borrowings under the Revolver or funding from the A/R Securitization. Over the last several years we have been focused on managing the balance sheet and improving operating cash flows through working capital efficiencies. We also continually evaluate opportunities to obtain, retire or restructure our debt, credit facilities or financing arrangements for strategic reasons or to obtain additional financing to fund investments, operations and obligations to further strengthen our financial position.
We have historically relied on our operating cash flow to fund our working capital needs and ongoing capital expenditures on an annual basis. Our operating cash flow is seasonal—typically lowest in the first quarter of the year, when revenue is lowest, and greatest in the fourth quarter of the year, when revenue is highest. The seasonal nature of our operating cash flow can result in a mismatch with funding needs, which we manage using available cash on hand and, as necessary, borrowings under the Revolver or funding from the A/R Securitization.
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the three months ended March 31, 2026 were $12.2 million.
In the absence of a large strategic acquisition or other extraordinary events, we believe our cash on hand, cash flow from operations, availability under the Revolver and funding from the A/R Securitization will be sufficient to meet our anticipated cash requirements for the foreseeable future, and at a minimum for the next 12 months. We may seek to take advantage of opportunities to refinance existing debt instruments, as we have done in the past, with new debt instruments at interest rates, maturities and terms we consider attractive.
We actively manage our indebtedness through additional refinancings and repricings and since January 1, 2024, we have continued to reduce our gross debt and leverage, repricing the Term Loans to reduce the applicable interest rates six times and making principal prepayments totaling $500.4 million on our senior secured term loans. As of the date of this Quarterly Report, there are no long-term debt arrangements maturing prior to 2028.
As of March 31, 2026, the Company had $1.6 billion of liquidity, consisting of availability on our undrawn Revolver of $1.0 billion and cash and cash equivalents of $0.6 billion.
On May 4, 2026, the Company announced its election to partially redeem $100.0 million of its 2028 Notes. Holders of the 2028 Notes were notified that the partial redemption will be completed on May 15, 2026 (the “Redemption Date”). The redemption price will be 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the Redemption Date.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $300.0 million. As of March 31, 2026, the Company had aggregate capital outstanding under this facility of $225.0 million and the unused portion of the facility limit, net of letters of credit, was $38.1 million. The A/R Securitization expires on March 18, 2029, unless extended or an earlier termination event occurs. Refer to Note 14: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Three Months Ended March 31,
Cash Flow Summary	2026	2025
Net cash used in operating activities	$(243.5)	$(162.0)
Net cash provided by investing activities	94.1	20.6
Net cash used in financing activities	(28.1)	(41.3)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6.5)	8.3
Total change in cash, cash equivalents and restricted cash	$(184.0)	$(174.4)
Operating Activities
We used $243.5 million of cash in operating activities during the three months ended March 31, 2026, an increase of $81.5 million compared to the three months ended March 31, 2025, primarily driven by higher net working capital used for operations associated with revenue growth compared to the prior year period and lower non-cash charges of $31.7 million, as well as a decrease in net income of $14.5 million. For the three months ended March 31, 2026, we used net working capital for operations of $291.0 million, an increase of $35.3 million compared to the three months ended March 31, 2025. The increase in our use of net working capital was principally driven by higher trade receivables of approximately $46.0 million in line with our revenue growth, higher cash payments for prepaid expenses of approximately $25.0 million and lower accounts payable of approximately $36.0 million. These trends were partially offset by lower net income taxes receivable of approximately $76.0 million compared to the prior year period.
Investing Activities
We generated $94.1 million of cash from investing activities during the three months ended March 31, 2026, an increase of $73.5 million compared to the three months ended March 31, 2025, primarily driven by an increase in the net capital funding from the facility limit secured by the A/R Securitization of $75.0 million and a $10.9 million decrease in cash paid for acquisitions and equity securities. These trends were partially offset by a $7.6 million increase in capital expenditures.
Financing Activities
We used $28.1 million of cash in financing activities during the three months ended March 31, 2026, a decrease of $13.2 million from the three months ended March 31, 2025, attributable to a $25.0 million decrease in principal repayments under our 2018 Credit Agreement, partially offset by an increase in shares repurchased for the payment of employee taxes on stock awards of $12.0 million due to the higher value related to vested equity awards during the first quarter of 2026 compared to the first quarter of 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the 2018 Credit Agreement. As of March 31, 2026, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Tranche-1 and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.75% for the 2030 Tranche-2. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
We continually assess interest rate sensitivity to estimate the potential impact of changes in short-term interest rates on our variable rate borrowings, after giving consideration to our interest rate swap agreements. If variable interest rates increased 100 basis points as of March 31, 2026, our annualized results would reflect incremental interest expense of approximately $7.4 million.
Foreign Exchange Risk
During the three months ended March 31, 2026 and 2025, approximately 32% and 30% of our revenue was transacted in currencies other than USD, respectively. The following presents our revenue derived from our most significant currencies (in millions):

	Three Months Ended March 31,
	2026		2025
United States dollar	$1,734.2	68%	$1,608.0	70%
Euro	152.8	6%	99.6	4%
Australian dollar	123.7	5%	94.3	4%
Singapore dollar	110.1	4%	104.7	5%
Other(1)	415.0	17%	378.0	17%
Total revenue	$2,535.8	100%	$2,284.6	100%
(1) All other foreign currencies individually represent less than 4% of total revenue for the periods presented.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. As a result, the strengthening or weakening of the USD will positively or negatively impact our reported results. Holding all other variables constant, the Company assessed the risk of a hypothetical 10% increase in the value of the USD against the euro, Australian dollar and Singapore dollar for the three months ended March 31, 2026, which would have resulted in a decrease in revenue of approximately $13.9 million, $11.2 million and $10.0 million, respectively. These hypothetical calculations estimate the impact of translating results into USD and do not include an estimate of the impact that a 10% change in the USD against other currencies would have had on our foreign operations.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Rules 13a-15 and 15d-15 under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), require that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation is designed to ensure that all corporate disclosures are complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures to be recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2026 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we are party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. We are not currently party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.
There have been no material changes to our risk factors as previously disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
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
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Compensation Update Letter, dated August 11, 2025, from Cushman & Wakefield Global, Inc. to Neil Johnston*	Filed herewith
10.2	Form of 2025 Time-Vested RSU Agreement (Third Amended & Restated Omnibus Management Share and Cash Incentive Plan)*†	Filed herewith
10.3	Form of 2025 Performance-Vested RSU Agreement (Third Amended & Restated Omnibus Management Share and Cash Incentive Plan)*†	Filed herewith
10.4	Form of 2025 Global Time-Vested RSU Agreement (Fourth Amended & Restated Omnibus Management Share and Cash Incentive Plan)*†	Filed herewith
10.5	Form of 2025 Global Performance-Vested RSU Agreement (Fourth Amended & Restated Omnibus Management Share and Cash Incentive Plan)*†	Filed herewith
10.6	Cushman & Wakefield Global Inc. Second Amended & Restated Executive Employee Severance Pay Plan & Summary Plan Description dated as of February 25, 2026*	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

†Certain of the exhibits and schedules to these Exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD LTD.

Date: May 7, 2026
/s/ Laurida Sayed
Laurida Sayed
Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)