Form 10-Q
period 2026-06-30
Cushman & Wakefield Ltd.
filed 2026-08-05
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 30, 2026, the number of the registrant’s common shares issued and outstanding was 234,713,708.

CUSHMAN & WAKEFIELD LTD.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$500.5	$784.2
Trade and other receivables, net of allowance of $91.7 and $93.2, as of June 30, 2026 and December 31, 2025, respectively	1,468.0	1,515.5
Income taxes receivable	64.5	52.3
Short-term contract assets, net	343.4	301.4
Prepaid expenses and other current assets	250.2	189.7
Total current assets	2,626.6	2,843.1
Property and equipment, net	146.2	132.9
Goodwill	2,058.0	2,058.3
Intangible assets, net	635.5	654.7
Equity method investments	530.7	536.9
Deferred tax assets	187.4	149.0
Non-current operating lease assets	369.4	277.2
Other non-current assets	999.9	1,024.5
Total assets	$7,553.7	$7,676.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$243.3	$124.9
Accounts payable and accrued expenses	1,154.3	1,225.0
Accrued compensation	846.3	1,021.5
Income taxes payable	41.1	29.0
Other current liabilities	151.5	191.4
Total current liabilities	2,436.5	2,591.8
Long-term debt, net	2,414.9	2,624.9
Deferred tax liabilities	44.8	13.8
Non-current operating lease liabilities	371.6	246.6
Other non-current liabilities	263.8	243.7
Total liabilities	5,531.6	5,720.8
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common shares, par value $0.10 per share, 800,000,000 shares authorized; 234,498,592 and 231,699,585 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	23.4	23.2
Additional paid-in capital	3,045.0	3,038.4
Accumulated deficit	(857.6)	(897.7)
Accumulated other comprehensive loss	(189.1)	(208.6)
Total equity attributable to the Company	2,021.7	1,955.3
Non-controlling interests	0.4	0.5
Total equity	2,022.1	1,955.8
Total liabilities and shareholders’ equity	$7,553.7	$7,676.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$2,762.6	$2,483.9	$5,298.4	$4,768.5
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	2,250.6	2,016.6	4,365.7	3,916.9
Operating, administrative and other	349.3	318.3	686.1	624.1
Depreciation and amortization	28.5	26.2	53.8	52.9
Restructuring, impairment and related charges	—	—	—	6.5
Total costs and expenses	2,628.4	2,361.1	5,105.6	4,600.4
Operating income	134.2	122.8	192.8	168.1
Interest expense, net of interest income	(59.6)	(53.2)	(108.7)	(105.5)
Earnings (loss) from equity method investments	2.3	0.2	(1.8)	11.3
Other income (expense), net	0.4	6.4	(14.6)	7.3
Earnings before income taxes	77.3	76.2	67.7	81.2
Provision for income taxes	24.6	18.9	27.6	22.0
Net income	$52.7	$57.3	$40.1	$59.2

Basic earnings per share:
Earnings per share attributable to common shareholders, basic	$0.22	$0.25	$0.17	$0.26
Weighted average shares outstanding for basic earnings per share	234.4	231.4	233.6	230.9
Diluted earnings per share:
Earnings per share attributable to common shareholders, diluted	$0.22	$0.25	$0.17	$0.25
Weighted average shares outstanding for diluted earnings per share	236.3	232.4	235.9	232.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$52.7	$57.3	$40.1	$59.2
Other comprehensive income, net of tax:
Designated hedge gain (loss)	3.6	(7.2)	7.4	(16.6)
Pension related adjustments	0.3	(1.7)	13.1	(3.1)
Foreign currency translation	1.2	64.7	(1.0)	89.2
Total other comprehensive income, net	5.1	55.8	19.5	69.5
Total comprehensive income	$57.8	$113.1	$59.6	$128.7

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2026 and 2025
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2026	234.3	$23.4	$3,033.4	$(910.3)	$2.5	$(178.4)	$(18.3)	$(194.2)	$1,952.3	$0.4	$1,952.7
Net income	—	—	—	52.7	—	—	—	—	52.7	—	52.7
Stock-based compensation	—	—	12.6	—	—	—	—	—	12.6	—	12.6
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	(1.0)	—	—	—	—	—	(1.0)	—	(1.0)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	4.1	—	—	4.1	4.1	—	4.1
Amounts reclassified from Accumulated other comprehensive loss (AOCI) to the statement of operations, net of tax	—	—	—	—	(0.5)	—	—	(0.5)	(0.5)	—	(0.5)
Foreign currency translation	—	—	—	—	—	1.2	—	1.2	1.2	—	1.2
Pension related adjustments, net of tax	—	—	—	—	—	—	0.3	0.3	0.3	—	0.3
Balance as of June 30, 2026	234.5	$23.4	$3,045.0	$(857.6)	$6.1	$(177.2)	$(18.0)	$(189.1)	$2,021.7	$0.4	$2,022.1

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of March 31, 2025	231.3	$23.1	$2,992.2	$(984.0)	$15.8	$(230.6)	$(40.1)	$(254.9)	$1,776.4	$0.5	$1,776.9
Net income	—	—	—	57.3	—	—	—	—	57.3	—	57.3
Stock-based compensation	—	—	14.0	—	—	—	—	—	14.0	—	14.0
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	—	—	—	—	—	—	—	—	—	—
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1.6)	—	—	(1.6)	(1.6)	—	(1.6)
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(5.6)	—	—	(5.6)	(5.6)	—	(5.6)
Foreign currency translation	—	—	—	—	—	64.7	—	64.7	64.7	—	64.7
Pension related adjustments, net of tax	—	—	—	—	—	—	(1.7)	(1.7)	(1.7)	—	(1.7)
Other activity	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2025	231.5	$23.1	$3,006.2	$(926.7)	$8.6	$(165.9)	$(41.8)	$(199.1)	$1,903.5	$0.6	$1,904.1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2026 and 2025
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	231.7	$23.2	$3,038.4	$(897.7)	$(1.3)	$(176.2)	$(31.1)	$(208.6)	$1,955.3	$0.5	$1,955.8
Net income	—	—	—	40.1	—	—	—	—	40.1	—	40.1
Stock-based compensation	—	—	28.7	—	—	—	—	—	28.7	—	28.7
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	2.8	0.2	(22.1)	—	—	—	—	—	(21.9)	—	(21.9)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	8.4	—	—	8.4	8.4	—	8.4
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(1.0)	—	—	(1.0)	(1.0)	—	(1.0)
Foreign currency translation	—	—	—	—	—	(1.0)	—	(1.0)	(1.0)	—	(1.0)
Pension related adjustments, net of tax	—	—	—	—	—	—	13.1	13.1	13.1	—	13.1
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2026	234.5	$23.4	$3,045.0	$(857.6)	$6.1	$(177.2)	$(18.0)	$(189.1)	$2,021.7	$0.4	$2,022.1

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4
Net income	—	—	—	59.2	—	—	—	—	59.2	—	59.2
Stock-based compensation	—	—	29.9	—	—	—	—	—	29.9	—	29.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.8	0.1	(10.1)	—	—	—	—	—	(10.0)	—	(10.0)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(5.6)	—	—	(5.6)	(5.6)	—	(5.6)
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(11.0)	—	—	(11.0)	(11.0)	—	(11.0)
Foreign currency translation	—	—	—	—	—	89.2	—	89.2	89.2	—	89.2
Pension related adjustments, net of tax	—	—	—	—	—	—	(3.1)	(3.1)	(3.1)	—	(3.1)
Other activity	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2025	231.5	$23.1	$3,006.2	$(926.7)	$8.6	$(165.9)	$(41.8)	$(199.1)	$1,903.5	$0.6	$1,904.1
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$40.1	$59.2
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	53.8	52.9
Impairment charges	—	6.5
Unrealized foreign exchange loss (gain)	6.3	(3.3)
Stock-based compensation	29.0	30.1
Lease amortization	44.7	43.4
Loss on debt extinguishment	2.0	—
Amortization of debt issuance costs	3.4	4.0
Earnings (loss) from equity method investments, net of distributions received	10.8	(5.8)
Change in deferred taxes	(14.9)	(31.5)
Provision for loss on receivables and other assets	9.2	2.6
Unrealized loss on investments, net	4.2	0.4
Other operating activities, net	27.8	(15.4)
Changes in assets and liabilities:
Trade and other receivables	35.7	29.7
Income taxes payable, net of income taxes receivable	4.8	23.2
Short-term contract assets and Prepaid expenses and other current assets	(78.8)	(46.4)
Other non-current assets	(84.6)	(67.4)
Accounts payable and accrued expenses	(70.4)	0.9
Accrued compensation	(173.0)	(176.9)
Other current and non-current liabilities	(39.6)	(58.6)
Net cash used in operating activities	(189.5)	(152.4)
Cash flows from investing activities
Payment for property and equipment	(20.7)	(13.9)
Acquisition of business, net of cash acquired	—	(4.9)
Investments in equity securities	(3.7)	(8.0)
Return of beneficial interest in a securitization	(320.0)	(230.0)
Collection on beneficial interest in a securitization	400.0	280.0
Other investing activities, net	2.6	7.9
Net cash provided by investing activities	58.2	31.1
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(23.1)	(10.4)
Payment of deferred and contingent consideration	(1.3)	(5.5)
Proceeds from borrowings	1,200.0	—
Repayment of borrowings	(1,299.6)	(50.0)
Debt issuance costs	(10.0)	—
Payment of finance lease liabilities	(10.7)	(13.3)
Other financing activities, net	0.5	1.6
Net cash used in financing activities	(144.2)	(77.6)

Change in cash, cash equivalents and restricted cash	(275.5)	(198.9)
Cash, cash equivalents and restricted cash, beginning of the period	803.5	814.6
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(9.3)	30.3
Cash, cash equivalents and restricted cash, end of the period	$518.7	$646.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026.
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
The following accounting pronouncements have been issued but are not effective for the current reporting period and have not been early adopted by the Company:
SEC Staff Bulletins and Releases
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the SEC’s removal of certain disclosure requirements set out in Regulations S-X and S-K. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective or, if by June 30, 2027 the

SEC has not removed the requirements, the ASU will be removed from the ASC and will not become effective. Early adoption is prohibited. The ASU may result in the elimination of certain disclosure requirements but will have no impact on the Company’s financial position or results of operations.
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
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 establishes accounting and disclosure requirements for environmental credits and environmental credit obligations (“ECOs”). Under the guidance, certain environmental credits should be recognized as assets, while others should be expensed as incurred. Recognized environmental credit assets will generally be measured at cost, will not be amortized, and may be subject to impairment testing. ASU 2026-02 also requires the recognition of an ECO liability in certain instances, including when entities are required to remit cash or environmental credits to a regulator. The guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years. Early adoption is permitted, and entities should apply the guidance on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

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
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”), the Chief Executive Officer, for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing its operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss (gain) on investments, net; impairment of investments; A/R Securitization (as defined below) servicing liability, fees and amortization; pension buy-out settlement loss; non-operating items related to the Greystone JV (as defined below); and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
Effective January 1, 2026, the Company revised the definition of “Cost of gross contract reimbursables” to include reimbursed costs including client-dedicated labor, subcontractor costs and third-party consumables specific to cost-based client contracts. Such costs are now being reported as “Gross contract costs”. The changes are intended to better align the Company’s reporting of financial performance with industry competitors and enhance decision making by the Company’s CODM. In addition, the Company refined the allocation of corporate costs to better align with results from its reportable segments, which impacted previously reported Adjusted EBITDA by segment with no impact to consolidated results. The reporting changes have no impact on the Company’s total revenue, consolidated net income, earnings per share or cash flows for any of the previously reported periods. Following these changes to the segment expense information regularly provided to the CODM, historical financial information for each reportable segment in this and future periodic filings have been, or will be, recast to conform with the revised presentation and definition.
The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Three Months Ended June 30, 2026
	Americas	EMEA	APAC	Total
Revenue	$1,997.8	$295.1	$469.7	$2,762.6
Less:
Gross contract costs	882.5	52.0	192.2	1,126.7
Direct employment costs	714.7	110.6	114.2	939.5
Other direct costs	47.5	42.0	94.9	184.4
Indirect and overhead employment costs	126.8	33.2	35.8	195.8
Other indirect and overhead costs	105.0	30.9	17.6	153.5
Add: Other segment items(1)	14.7	1.6	4.6	20.9
Adjusted EBITDA	$136.0	$28.0	$19.6	$183.6

	Three Months Ended June 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$1,804.1	$259.8	$420.0	$2,483.9
Less:
Gross contract costs	818.2	37.5	175.7	1,031.4
Direct employment costs	615.1	99.7	105.4	820.2
Other direct costs	60.8	34.3	69.9	165.0
Indirect and overhead employment costs	120.5	30.0	31.7	182.2
Other indirect and overhead costs	92.1	17.6	26.4	136.1
Add: Other segment items(1)	12.9	(6.5)	6.3	12.7
Adjusted EBITDA	$110.3	$34.2	$17.2	$161.7

	Six Months Ended June 30, 2026
	Americas	EMEA	APAC	Total
Revenue	$3,826.8	$565.2	$906.4	$5,298.4
Less:
Gross contract costs	$1,737.9	$105.0	$373.5	$2,216.4
Direct employment costs	1,337.7	217.7	224.4	1,779.8
Other direct costs	101.5	81.8	186.2	369.5
Indirect and overhead employment costs	249.1	67.3	67.9	384.3
Other indirect and overhead costs	201.3	62.1	38.4	301.8
Add: Other segment items(1)	33.0	5.5	9.8	48.3
Adjusted EBITDA	$232.3	$36.8	$25.8	$294.9

	Six Months Ended June 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$3,492.5	$464.7	$811.3	$4,768.5
Less:
Gross contract costs	$1,626.8	$71.4	$312.9	$2,011.1
Direct employment costs	1,171.3	191.6	204.2	1,567.1
Other direct costs	106.3	58.4	174.0	338.7
Indirect and overhead employment costs	238.0	58.1	60.0	356.1
Other indirect and overhead costs	186.1	41.7	40.2	268.0
Add: Other segment items(1)	23.9	(5.6)	12.1	30.4
Adjusted EBITDA	$187.9	$37.9	$32.1	$257.9
(1) Other segment items in the tables above include, for each reportable segment, earnings (loss) from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA. See reconciliation of Net income to Adjusted EBITDA below.

The following table includes a reconciliation of Net income to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$52.7	$57.3	$40.1	$59.2
Adjustments:
Depreciation and amortization	28.5	26.2	53.8	52.9
Interest expense, net of interest income	59.6	53.2	108.7	105.5
Provision for income taxes	24.6	18.9	27.6	22.0
Unrealized loss (gain) on investments, net	3.1	(0.3)	4.2	0.4
Impairment of investments	—	—	—	6.5
Servicing liability, fees and amortization	(0.4)	—	10.8	—
Pension buy-out settlement loss	0.6	—	17.2	—
Non-operating items related to the Greystone JV	10.6	10.6	23.5	10.6
Other	4.3	(4.2)	9.0	0.8
Adjusted EBITDA	$183.6	$161.7	$294.9	$257.9

Note 4: Earnings Per Share
Earnings per share (“EPS”) is calculated by dividing Net income by the weighted average shares outstanding.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS
Net income	$52.7	$57.3	$40.1	$59.2
Weighted average shares outstanding for basic earnings per share	234.4	231.4	233.6	230.9
Basic earnings per share attributable to common shareholders	$0.22	$0.25	$0.17	$0.26
Diluted EPS
Net income	$52.7	$57.3	$40.1	$59.2
Weighted average shares outstanding for basic earnings per share	234.4	231.4	233.6	230.9
Dilutive effect of restricted stock units	1.9	1.0	2.3	1.5
Weighted average shares outstanding for diluted earnings per share	236.3	232.4	235.9	232.4
Diluted earnings per share attributable to common shareholders	$0.22	$0.25	$0.17	$0.25

Note 5: Revenue
Disaggregation of Revenue
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended June 30, 2026
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,267.6	$159.5	$374.2	$1,801.3
Leasing	At a point in time	523.5	59.3	45.7	628.5
Capital markets	At a point in time	160.9	26.7	18.8	206.4
Valuation and other	At a point in time or over time	45.8	49.6	31.0	126.4
Total revenue		$1,997.8	$295.1	$469.7	$2,762.6

		Three Months Ended June 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,202.1	$129.5	$336.4	$1,668.0
Leasing	At a point in time	388.0	61.7	43.4	493.1
Capital markets	At a point in time	171.7	23.7	12.4	207.8
Valuation and other	At a point in time or over time	42.3	44.9	27.8	115.0
Total revenue		$1,804.1	$259.8	$420.0	$2,483.9

		Six Months Ended June 30, 2026
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$2,501.2	$312.7	$730.2	$3,544.1
Leasing	At a point in time	937.4	106.6	82.1	1,126.1
Capital markets	At a point in time	302.8	46.5	38.7	388.0
Valuation and other	At a point in time or over time	85.4	99.4	55.4	240.2
Total revenue		$3,826.8	$565.2	$906.4	$5,298.4

		Six Months Ended June 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$2,388.9	$234.4	$648.4	$3,271.7
Leasing	At a point in time	734.3	101.1	76.1	911.5
Capital markets	At a point in time	287.6	41.7	36.3	365.6
Valuation and other	At a point in time or over time	81.7	87.5	50.5	219.7
Total revenue		$3,492.5	$464.7	$811.3	$4,768.5

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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	June 30, 2026	December 31, 2025
Short-term contract assets	$364.2	$320.9
Contract asset allowances	(20.8)	(19.5)
Short-term contract assets, net	343.4	301.4

Non-current contract assets	58.0	63.1
Contract asset allowances	(4.1)	(2.8)
Non-current contract assets, net included in Other non-current assets	53.9	60.3

Total contract assets, net	$397.3	$361.7

Contract liabilities included in Accounts payable and accrued expenses	$54.4	$86.6
Contract liabilities included in Other non-current liabilities	18.1	17.4
Total contract liabilities	$72.5	$104.0
The amount of revenue recognized during the six months ended June 30, 2026 that was included in the contract liabilities balance at the beginning of the period was $67.7 million. The Company had no material impairment charges related to contract assets in the periods presented.
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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2025	$1,471.8	$349.7	$236.8	$2,058.3
Effect of movements in exchange rates	(1.9)	(7.1)	8.7	(0.3)
Balance as of June 30, 2026	$1,469.9	$342.6	$245.5	$2,058.0
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
No impairments of goodwill were recognized during the six months ended June 30, 2026 or 2025.

The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of June 30, 2026
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,110.5	(1,021.0)	89.5
Total intangible assets		$1,656.5	$(1,021.0)	$635.5

		As of December 31, 2025
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,113.0	(1,004.3)	108.7
Total intangible assets		$1,659.0	$(1,004.3)	$654.7
Amortization expense was $9.6 million and $10.0 million for the three months ended June 30, 2026 and 2025, respectively, and $19.4 million and $19.9 million for the six months ended June 30, 2026 and 2025, respectively.
No impairments of intangible assets were recorded during the six months ended June 30, 2026 or 2025.
Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $2.7 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and $5.3 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively, which is included in Other income (expense), net in the Condensed Consolidated Statements of Operations.
The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	June 30, 2026	December 31, 2025
Greystone JV	$381.6	$395.5
Onewo JV	146.7	139.2
Other investments	2.4	2.2
Total Equity method investments	$530.7	$536.9
The Company recognized Earnings (loss) from equity method investments during the period as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Greystone JV	$—	$(2.2)	$(4.9)	$4.1
Onewo JV	2.3	2.1	2.9	6.1
Other investments	—	0.3	0.2	1.1
Total Earnings (loss) from equity method investments	$2.3	$0.2	$(1.8)	$11.3
The Company received distributions from equity method investments of $3.0 million and $5.5 million during the three months ended June 30, 2026 and 2025, respectively, and $9.0 million and $5.5 million during the six months ended June 30, 2026 and 2025, respectively.
No other-than-temporary impairment losses on equity method investments were recorded during the three and six months ended June 30, 2026 or 2025.

Note 8: Derivative Financial Instruments and Hedging Activities
The Company is exposed to certain risks arising from both business operations and economic conditions, including interest rate risk and foreign exchange risk. To mitigate the impact of interest rate and foreign exchange risk, the Company enters into derivative financial instruments. The Company converts the majority of its overall interest rate exposure on floating rate borrowings to a fixed-rate basis, primarily with interest rate swap agreements. The Company manages exposure to foreign exchange fluctuations primarily through short-term forward contracts.
There have been no significant changes to the interest rate and foreign exchange risk management objectives from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025.
Interest Rate Derivative Instruments
In June 2026, the Company entered into seven new interest rate swap agreements. The Company concurrently designated these derivative instruments as cash flow hedges.
As of June 30, 2026, the Company’s interest rate hedging instruments consisted of 18 interest rate swap agreements all designated as cash flow hedges, which included five interest rate swaps with a notional amount of $400.0 million expiring on August 21, 2027, six interest rate swaps with a notional amount of $550.0 million expiring on May 31, 2028, one interest rate swap with a notional amount of $125.0 million expiring on June 29, 2029 and six interest rate swaps with a notional amount of $425.0 million expiring on June 30, 2029.
The Company had previously elected to terminate certain interest rate swap agreements (or a portion thereof) in November 2022, June 2023 and March 2025. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss were amortized into earnings over the remaining life of the original swap agreements, which expired on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of June 30, 2026 and December 31, 2025, there were $8.4 million and $1.8 million in pre-tax gains and losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $5.8 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions and assets. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized gain of $0.3 million and $6.6 million and an unrealized gain of $0.6 million and $0.3 million during the three and six months ended June 30, 2026, respectively. The Company recognized a realized loss of $2.3 million and $3.2 million and an unrealized loss of $0.3 million and $0.6 million during the three and six months ended June 30, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the Company had 28 and 26 foreign currency exchange forward contracts outstanding covering a notional amount of $870.8 million and $758.3 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had not posted, and did not hold, any collateral related to these agreements.

The following table presents the fair value of derivatives as of June 30, 2026 and December 31, 2025 (in millions):

		June 30, 2026		December 31, 2025
	June 30, 2026	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,500.0	$8.5	$—	$—	$1.8
Non-designated:
Foreign currency forward contracts	$870.8	$0.8	$0.8	$1.0	$1.3
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
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended June 30, 2026
Interest rate cash flow hedges	$(2.5)	$(4.1)	$0.5	$(6.1)

Three Months Ended June 30, 2025
Interest rate cash flow hedges	$(15.8)	$1.6	$5.6	$(8.6)
(1) Amount is net of related deferred tax expense of $1.0 million and benefit of $4.6 million for the three months ended June 30, 2026 and 2025, respectively.
(2) Amount is net of related deferred tax expense of $1.5 million and benefit of $0.8 million for the three months ended June 30, 2026 and 2025, respectively.
(3) Amount is net of related deferred tax expense of $0.2 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively.
During the three months ended June 30, 2026 and 2025, gains of $0.5 million and $5.6 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)\(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Six Months Ended June 30, 2026
Interest rate cash flow hedges	$1.3	$(8.4)	$1.0	$(6.1)

Six Months Ended June 30, 2025
Interest rate cash flow hedges	$(25.2)	$5.6	$11.0	$(8.6)
(1) Amount is net of related deferred tax benefit of $0.5 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.
(2) Amount is net of related deferred tax expense of $3.2 million and benefit of $2.0 million for the six months ended June 30, 2026 and 2025, respectively.
(3) Amount is net of related deferred tax expense of $0.4 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026 and 2025, gains of $1.0 million and $11.0 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Collateralized:
Term loan due January 2030 tranche-1, net of unamortized discount and financing costs of $6.4 million and $7.1 million, respectively	$831.6	$832.9
Term loan due January 2030 tranche-2, net of unamortized discount and financing costs of $13.3 million	—	834.2
Term loan due June 2033, net of unamortized discount and financing costs of $21.9 million	1,178.1	—
6.750% senior secured notes due May 2028, net of unamortized financing costs of $0.8 million and $3.4 million, respectively	199.2	646.6
8.875% senior secured notes due September 2031, net of unamortized discount and financing costs of $4.5 million and $4.9 million, respectively	395.5	395.1
Finance lease liabilities	49.5	35.7
Total	2,653.9	2,744.5
Less: current portion of long-term debt	(239.0)	(119.6)
Total Long-term debt, net	$2,414.9	$2,624.9
Credit Agreement
On August 21, 2018, the Company entered into an initial $3.5 billion credit agreement (as amended from time to time, the “Credit Agreement”), comprised of an initial $2.7 billion senior secured term loan and a revolving credit facility (the “Revolver”).
Term Loans
On June 12, 2026, the Company amended the Credit Agreement to (i) reprice $847.5 million aggregate principal outstanding under a senior secured term loan (as amended, the “2033 Term Loan”), reducing the applicable interest rate from 1-month Term Secured Overnight Financing Rate (“SOFR”) plus 2.75% to 1-month Term SOFR plus 2.25%, (ii) extend the maturity date of the 2033 Term Loan from January 31, 2030 to June 12, 2033, and (iii) increase the principal amount of the 2033 Term Loan by $352.5 million. The proceeds were used to partially redeem the senior secured notes due in 2028 (discussed below). In connection with the amendment, the Company incurred additional debt transaction costs of $14.5 million, of which $10.0 million were capitalized and amortized over the remaining term of the loan and $4.5 million were recognized directly in Interest expense, net of interest income.
As of June 30, 2026, the Company had $838.0 million in aggregate principal outstanding under a senior secured term loan due January 31, 2030 (the “2030 Term Loan”) and $1.2 billion in aggregate principal outstanding under the 2033 Term Loan (collectively referred to as the “Term Loans”).
In 2025, the Company amended the Credit Agreement to reprice the Term Loans three times, reducing the applicable interest rates. In connection with the amendments, the Company incurred additional debt transaction costs, a portion of which was capitalized and will be amortized over the remaining terms of the Term Loans and the remainder of which was recognized directly in Interest expense, net of interest income.
The Credit Agreement requires quarterly principal payments equal to 0.25% of the aggregate principal amount of outstanding borrowings under the Term Loans, including any incremental borrowings. In 2025, the Company elected to prepay a total of $300.0 million in principal outstanding under the Term Loans.
The Term Loans bear interest at a variable rate that the Company may select per the terms of the Credit Agreement. As of June 30, 2026, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Term Loan and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.25% for the 2033 Term Loan. As of June 30, 2026, the effective interest rates were 6.36% and 6.19% for the 2030 Term Loan and the 2033 Term Loan, respectively.

Revolver
As of June 30, 2026, borrowing capacity under the Revolver was $1.0 billion. Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the Credit Agreement). The Revolver was undrawn as of June 30, 2026 and December 31, 2025 and matures on October 21, 2030.
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
On May 15, 2026, the Company completed a partial redemption of $100.0 million of the aggregate principal amount of the 2028 Notes. In addition, on June 15, 2026, the Company completed a partial redemption of $350.0 million of the aggregate principal amount of the 2028 Notes using proceeds from the increase in principal of the 2033 Term Loan (discussed above). These partial redemptions resulted in a loss on debt extinguishment of $2.0 million, which was recognized in Interest expense, net of interest income. Following these partial redemptions, $200.0 million aggregate principal amount of the 2028 Notes remained outstanding as of June 30, 2026.
The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.96% as of June 30, 2026.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. The 2031 Notes bear interest at a fixed rate of 8.88% and yielded an effective interest rate of 9.09% as of June 30, 2026.
Financial Covenant and Related Terms
The Credit Agreement has a springing financial covenant, tested on the last day of each fiscal quarter if the outstanding borrowings under the Revolver exceed an applicable threshold. If the financial covenant is triggered, the Net Leverage Ratio (as defined in the Credit Agreement) may not exceed 5.00 to 1.00. In addition, the Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes impose certain operating and financial restrictions on the Company, and in the event of certain defaults, all of the Company’s outstanding borrowings under the Credit Agreement, the 2028 Notes and the 2031 Notes, together with accrued interest and other fees, could become immediately due and payable.
The Company was in compliance with all of the covenants under the Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of June 30, 2026 and December 31, 2025.

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

In March 2026, the buy-out process for one of the U.K. defined benefit plans was completed and all of the Company’s future pension obligations associated with this plan were transferred to the insurance company. As of December 31, 2025, the fair value of pension plan assets and projected benefit obligations in this plan were $66.4 million and $64.6 million, respectively. Upon settlement, the Company derecognized such net defined benefit plan assets and liabilities from its consolidated balance sheet. Additionally, upon settlement, the remaining losses recorded in Accumulated other comprehensive loss of $17.2 million were recognized as a non-cash component of net periodic pension cost within Other income (expense), net in the Condensed Consolidated Statement of Operations. The Company anticipates that it is reasonably possible the buy-out process for the second U.K. defined benefit plan will be completed in the next 12 months.

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
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, contingent liabilities recorded within Other current liabilities were $86.8 million and $85.0 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $69.5 million and $65.0 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of June 30, 2026 and December 31, 2025, E&O and other litigation claims were $50.6 million and $51.4 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $105.7 million and $98.6 million, respectively.
The Company had no material insurance receivable balances outstanding as of June 30, 2026 or December 31, 2025.
Payroll Tax Claims
In a non-U.S. jurisdiction, the Company is currently engaged in a dispute with a local tax authority about the application of tax rules related to certain payroll taxes with respect to two of our subsidiaries for tax years ended 2015 to 2022. The tax authority has claimed that the Company owes unpaid employer payroll tax contributions of approximately $78.0 million, plus interest. In the first quarter of 2026, the amount claimed increased due to the extension of the same claims for an incremental year and it reflects the impact of foreign currency movements. In addition, we could receive claims for other alleged unpaid income taxes as we have been served with protective determinations by the same tax authority.
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amounts claimed. However, in 2023, an immaterial liability was recorded equal to the estimated probable loss for the years under review. In July 2026, new case law developed on an issue relevant to our assessment. Given the recency of the development and the novel issues presented, the Company continues to evaluate its exposure, which remains subject to negotiation and resolution with the local tax authority. It is reasonably possible that in the near term we may recognize additional liabilities if such additional losses are probable and can be reasonably estimated. As of June 30, 2026, the estimated range of reasonably possible loss including interest and penalties, in excess of amounts accrued, was up to $50.0 million, net of tax benefit, and reflective of the impact of foreign currency movements.

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
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 10 years and maximum potential future payments of approximately $167.5 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or non-performance under these guarantees to be remote.
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
GSC is also an approved lender and servicer under the Federal National Mortgage Association (“Fannie Mae”). In the third quarter of 2025, GSC’s lender and servicing agreement with Fannie Mae was modified to increase the loss share obligations delivered on or before July 1, 2025, which had been identified as having certain risk characteristics at origination. This list may be updated periodically to reflect changes, such as the addition of new loans or the removal of loans expected to result in no or limited losses. As of June 30, 2026, the list included 65 loans which have loan loss provisions recorded in accordance with ASC 326, as applicable. The Company will continue to assess loan loss provisions as any additional loan losses recorded for this matter could result in potentially material liability for the Greystone JV in future periods.
For the three months ended June 30, 2026 and 2025, the Greystone JV recorded a non-cash provision for loan losses of $9.0 million and $14.2 million, respectively, of which the Company recorded $3.6 million and $5.7 million, respectively, based on its 40% equity interest, within Earnings (loss) from equity method investments. For the six months ended June 30, 2026 and 2025, the Greystone JV recorded a non-cash provision for loan losses of $17.6 million and $17.1 million, respectively, of which the Company recorded $7.1 million and $6.8 million, respectively, based on its 40% equity interest, within Earnings (loss) from equity method investments. Any additional potential impact to the Greystone JV as a result of these matters would only impact the Company’s Condensed Consolidated Financial Statements by our 40% equity interest in the Greystone JV.

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
In 2024, the Company entered into settlement agreements with certain defendant insurers and received payments from such insurers in exchange for releases in the Litigation. In February 2025, a ruling was issued that valued the loss suffered by the Company in an amount no greater than the policy limits of certain defendant insurers who were dismissed from the case prior to trial. As the other defendant insurers who remained in the case were declared to be the prevailing parties, the Company was required to pay their costs, which were the subject of negotiation. In the second half of 2025 and the first half of 2026, the Company made immaterial settlement payments to the remaining defendant insurers for such costs, fully resolving this legal matter.

Note 12: Related Party Transactions and Employee Receivables
The Company recognized royalty fee income from equity method investments as disclosed in Note 7: Equity Method Investments.
For certain facilities management contracts, the Company subcontracts the APAC services, particularly in Greater China, through the Onewo JV. For the three months ended June 30, 2026 and 2025, the Company recorded expenses for these transactions of approximately $14.4 million and $15.3 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded expenses for these transactions of approximately $30.0 million and $26.7 million, respectively. Such expenses were recorded within Costs of services in the Condensed Consolidated Statements of Operations.
In addition, as of June 30, 2026 and December 31, 2025, the Company had receivables outstanding from revenue-producing advisors and other employees of $52.2 million and $53.5 million, respectively, included in Prepaid expenses and other current assets, and $496.0 million and $439.1 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses and other items such as travel and other advances to employees. Such amounts are amortized over the required service period outlined in each underlying agreement.

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

Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of June 30, 2026 and December 31, 2025, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 14: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $2.6 billion and $2.8 billion as of June 30, 2026 and December 31, 2025, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt, excluding deferred financing costs, was $2.6 billion and $2.7 billion as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
Non-recurring Fair Value Measurements
In the fourth quarter of 2025, we identified impairment indicators related to the carrying value of the Greystone JV that indicated a decline in fair value. In determining the fair value of the Greystone JV, the Company used both an income approach, using a DCF model based on current forecasts for the Greystone JV, and a market approach, using projected market multiples for comparable companies. There were no additional non-recurring fair value measurements during the six months ended June 30, 2026.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in millions):

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	30.0	30.0	—	—
Interest rate swap agreements	8.5	—	8.5	—
Foreign currency forward contracts	0.8	—	0.8	—
Equity securities	32.0	32.0	—	—
Total	$72.4	$63.1	$9.3	$—
Liabilities
Deferred compensation plan liabilities	$20.3	$20.3	$—	$—
Foreign currency forward contracts	0.8	—	0.8	—
Earn-out liabilities	8.5	—	—	8.5
Total	$29.6	$20.3	$0.8	$8.5

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	29.6	29.6	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Equity securities	35.2	35.2	—	—
Total	$66.9	$65.9	$1.0	$—
Liabilities
Deferred compensation plan liabilities	$21.5	$21.5	$—	$—
Interest rate swap agreements	1.8	—	1.8	—
Foreign currency forward contracts	1.3	—	1.3	—
Earn-out liabilities	9.6	—	—	9.6
Total	$34.2	$21.5	$3.1	$9.6
During the six months ended June 30, 2026, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025.

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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company had the potential to make a maximum of $10.6 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next four years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2026	2025
Balance as of January 1,	$9.6	$13.6
Purchases/additions	—	3.1
Net change in fair value and other adjustments	(0.1)	0.4
Payments	(1.0)	(3.6)
Balance as of June 30,	$8.5	$13.5

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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of June 30, 2026 and December 31, 2025, the fair value of our investments in early stage proptech companies (that are not publicly traded) was $45.2 million and $45.3 million, respectively.
The Company also invests in other real estate companies that are traded on public stock markets around the world, including a company that completed its initial public offering in the fourth quarter of 2025. As quoted market prices for identical assets are available, these investments are classified as Level 1 investments, included as equity securities in the fair value hierarchy table, and mark-to-market gains and losses are recognized on a recurring basis. As of June 30, 2026 and December 31, 2025, the fair value of our investments in publicly traded real estate companies was $32.0 million and $35.2 million, respectively.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of June 30, 2026 and December 31, 2025, the fair value of our investments in real estate venture capital funds and co-investment funds was $68.4 million and $69.0 million, respectively.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other income (expense), net in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Company recognized a net unrealized loss of $3.1 million and $4.2 million on our real estate investments, respectively. During the three and six months ended June 30, 2025, the Company recognized a net unrealized gain of $0.3 million and a net unrealized loss of $0.4 million on our real estate investments, respectively.

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

Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of June 30, 2026 and December 31, 2025, the DPP receivable of $212.8 million and $299.7 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the six months ended June 30, 2026 and 2025, receivables sold under the A/R Securitization were $1.5 billion and $1.4 billion, respectively, and cash collections from customers on receivables sold were $1.5 billion and $1.4 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2026 and December 31, 2025, the outstanding principal on receivables sold under the A/R Securitization was $431.4 million and $445.8 million, respectively.
The A/R Securitization also provides funding from the Purchaser against receivables sold into the program. On March 18, 2026, the Company amended the A/R Securitization to increase the maximum facility limit by $50.0 million to $300.0 million and extended the termination date to March 18, 2029. The Company recorded a non-cash servicing liability of $11.8 million in connection with the amendment, which will be amortized through the termination date of the program. As of June 30, 2026 and December 31, 2025, the Company had aggregate capital outstanding under this facility of $200.0 million and $120.0 million, respectively, and the unused portion of the facility limit, net of letters of credit, was $100.0 million and $93.1 million, respectively.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$500.5	$784.2
Restricted cash recorded in Prepaid expenses and other current assets	18.2	19.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$518.7	$803.5
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid for:
Interest	$100.3	$113.3
Income taxes	37.2	30.2
Operating leases	47.9	53.6
Non-cash investing/financing activities:
Property and equipment additions through finance leases	24.1	6.6
Deferred and contingent payment obligations incurred through acquisitions	—	5.2
Decrease in beneficial interest in a securitization	(6.9)	(17.1)
Right-of-use assets obtained through operating leases	133.4	20.9
Note 16: Subsequent Events
The Company evaluated subsequent events through August 5, 2026, the date on which these financial statements were issued, and determined there were no material subsequent events to disclose.

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

Recent Developments and Outlook
Effective January 1, 2026, the Company no longer reports “service line fee revenue”, as well as the following non-GAAP financial measures: (i) Adjusted EBITDA margin, (ii) Segment operating expenses and (iii) Fee-based operating expenses. The Company also revised the definition of “Cost of gross contract reimbursables” to include reimbursed costs including client-dedicated labor, subcontractor costs and third-party consumables specific to cost-based client contracts. Such costs are now being reported as “Gross contract costs” and comparative periods have been recast to conform with the revised presentation and definition. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees included in revenue) and primarily relate to Services. The changes are intended to better align the Company’s reporting of financial performance with industry competitors and enhance decision making by the Company’s management. In addition, the Company refined the allocation of corporate costs to better align with results from its reportable segments, which impacted previously reported Adjusted EBITDA by segment with no impact to consolidated results. The reporting changes had no impact on the Company’s total revenue, consolidated net income, earnings per share or cash flows for any of the previously reported periods.
Second Quarter Results:
•Revenue of $2.8 billion for the second quarter of 2026 increased 11% from the second quarter of 2025.
◦Services revenue increased 8%, reflecting sustained momentum across all segments, led by higher facilities management and project management revenue.
◦Leasing revenue increased 27%, driven by growth in the Americas across all deal sizes, with continued strength in office and industrial leasing, including data centers.
◦Capital markets revenue decreased 1%, resulting from a 6% decline in the Americas driven primarily by declines in mid-sized transactions, most notably in the multi-family sector, partially offset by strength in EMEA and APAC.
◦Valuation and other revenue increased 10%.
•Net income of $52.7 million for the second quarter of 2026 decreased $4.6 million or 8% from the second quarter of 2025. Diluted earnings per share (“EPS”) was $0.22 for the second quarter of 2026, down $0.03, compared to $0.25 for the second quarter of 2025.
◦Adjusted EBITDA (as defined below) of $183.6 million increased $21.9 million or 14% from the second quarter of 2025.
•In June 2026, the Company amended its Credit Agreement to (i) reprice a senior secured term loan, reducing the interest rate by 50 basis points to 1-month Term SOFR plus 2.25%, (ii) extend the maturity date to 2033, and (iii) increase the principal amount by $352.5 million. The proceeds were used to partially redeem the senior secured notes due in 2028 which, along with the $100.0 million partial redemption in May 2026, reduced the outstanding principal on the notes by $450.0 million in the quarter.
Year-to-Date Results:
•Revenue of $5.3 billion for the first half of 2026 increased 11% from the first half of 2025.
•Net income of $40.1 million for the first half of 2026 decreased $19.1 million or 32% from the first half of 2025. Diluted EPS was $0.17 for the first half of 2026, down $0.08, compared to $0.25 for the first half of 2025.
◦Adjusted EBITDA of $294.9 million increased $37.0 million or 14% from the first half of 2025.
•Liquidity as of June 30, 2026 was $1.5 billion, consisting of availability on the Company’s undrawn revolving credit facility of $1.0 billion and cash and cash equivalents of $0.5 billion.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. Improvements in several underlying macroeconomic factors drove growth and continued resilience in our business, as evidenced by revenue growth in most of our service lines. In the first half of 2026, we experienced sustained momentum in Services and continued strength in Leasing revenue compared to the first half of 2025. Nonetheless, certain macroeconomic challenges and geopolitical uncertainties, including volatility in interest rates, inflation, international trade policy and new or elevated tariffs, elevated levels of unemployment, rising energy costs and volatility in foreign currency exchange rates, have in the past and may in the future, negatively impact our business. A delay or stall in any economic improvement, any future uncertainty, weakness or volatility in the credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could further affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. A discussion of our critical accounting policies and estimates can be found in the Company’s 2025 Annual Report. There have been no material changes to these policies or estimates as of June 30, 2026.
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
Unrealized loss (gain) on investments, net represents net unrealized gains and losses on real estate investments.
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
Pension buy-out settlement loss represents the non-cash settlement charge related to a pension buy-out arrangement in the U.K.
Non-operating items related to the Greystone JV reflects certain non-operating activity presented within earnings (loss) from equity method investments related to the Greystone JV for (i) gains recognized from the retention of mortgage servicing rights (“MSRs”) upon the origination and sale of mortgage loans, (ii) increases or decreases in the fair value of the MSRs and (iii) estimated provisions for credit losses related to mortgage loans. This activity is specific to the Greystone JV rather than all of the Company’s equity method investments based on the Greystone JV’s specialized industry, namely, multi-family lending and loan servicing solutions. Starting in the second quarter of 2025, the Company has excluded such activity from the calculation of Adjusted EBITDA as it is non-cash in nature and does not represent the underlying operating performance of the business. This activity is reported entirely within the Americas reportable segment.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$1,801.3	$1,668.0	8%	7%	$3,544.1	$3,271.7	8%	7%
Leasing	628.5	493.1	27%	27%	1,126.1	911.5	24%	23%
Capital markets	206.4	207.8	(1)%	(1)%	388.0	365.6	6%	5%
Valuation and other	126.4	115.0	10%	8%	240.2	219.7	9%	6%
Total revenue	$2,762.6	$2,483.9	11%	11%	$5,298.4	$4,768.5	11%	10%
Costs and expenses:
Gross contract costs(1)	$1,126.7	$1,031.4	9%	9%	$2,216.4	$2,011.1	10%	10%
Cost of services provided to clients	1,123.9	985.2	14%	13%	2,149.3	1,905.8	13%	11%
Total costs of services	2,250.6	2,016.6	12%	11%	4,365.7	3,916.9	11%	10%
Operating, administrative and other	349.3	318.3	10%	9%	686.1	624.1	10%	8%
Depreciation and amortization	28.5	26.2	9%	8%	53.8	52.9	2%	0%
Restructuring, impairment and related charges	—	—	0%	0%	—	6.5	(100)%	(100)%
Total costs and expenses	2,628.4	2,361.1	11%	11%	5,105.6	4,600.4	11%	10%
Operating income	134.2	122.8	9%	10%	192.8	168.1	15%	16%
Interest expense, net of interest income	(59.6)	(53.2)	12%	11%	(108.7)	(105.5)	3%	2%
Earnings (loss) from equity method investments	2.3	0.2	n.m.	n.m.	(1.8)	11.3	n.m.	n.m.
Other income (expense), net	0.4	6.4	(94)%	(94)%	(14.6)	7.3	n.m.	n.m.
Earnings before income taxes	77.3	76.2	1%	4%	67.7	81.2	(17)%	(14)%
Provision for income taxes	24.6	18.9	30%	29%	27.6	22.0	25%	25%
Net income	$52.7	$57.3	(8)%	(5)%	$40.1	$59.2	(32)%	(29)%
Adjusted EBITDA	$183.6	$161.7	14%	13%	$294.9	$257.9	14%	14%
n.m. not meaningful
(1)    Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.

Reconciliation of Net income to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$52.7	$57.3	$40.1	$59.2
Adjustments:
Depreciation and amortization	28.5	26.2	53.8	52.9
Interest expense, net of interest income	59.6	53.2	108.7	105.5
Provision for income taxes	24.6	18.9	27.6	22.0
Unrealized loss (gain) on investments, net	3.1	(0.3)	4.2	0.4
Impairment of investments	—	—	—	6.5
Servicing liability, fees and amortization	(0.4)	—	10.8	—
Pension buy-out settlement loss	0.6	—	17.2	—
Non-operating items related to the Greystone JV	10.6	10.6	23.5	10.6
Other(1)	4.3	(4.2)	9.0	0.8
Adjusted EBITDA	$183.6	$161.7	$294.9	$257.9
(1)    Other includes miscellaneous income and expense items such as non-cash amortization of certain merger-related deferred rent and tenant incentives, legal fees and costs associated with an antitrust dispute (see Note 11: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements), costs related to transformative system implementations that may take several years to complete and a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024. The long-term incentive awards granted to these four executive officers consisted entirely of performance-based awards in 2024 and they provided for a higher maximum payout than typical awards. This award design structure was unique to 2024. We therefore excluded a portion of the non-cash stock-based compensation expense associated with those awards from the calculation of Adjusted EBITDA to improve the comparability of our operating results for the current period to prior and future periods and because we do not consider it to be a normal, recurring operating expense.
For the three and six months ended June 30, 2025, Other also includes the release of a non-ordinary course compliance reserve, which when originally accrued in the third quarter of 2023, had been included as an adjustment in the reconciliation of Net income to Adjusted EBITDA within the line item “Legal and compliance matters,” offset by one-time consulting costs associated with the redomiciliation to Bermuda.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Revenue
Revenue of $2.8 billion increased $278.7 million or 11% compared to the three months ended June 30, 2025, primarily driven by Services and Leasing revenue growth of 8% and 27%, respectively. Services revenue was strong across all segments, led by higher facilities management revenue, which increased approximately $55.0 million including through new client wins and the expansion of existing client mandates and higher project management revenue in the Americas and EMEA, which increased approximately $27.0 million and $20.0 million, respectively. Leasing revenue increased principally driven by growth in the Americas across all deal sizes, with continued strength in office and industrial leasing, including data centers, as demand for high-quality assets remained strong. Valuation and other revenue increased 10%. Capital markets revenue decreased 1%, resulting from a 6% decline in the Americas driven primarily by declines in mid-sized transactions, most notably in the multi-family sector, partially offset by strength in EMEA and APAC.
Costs of services
Costs of services of $2.3 billion increased $234.0 million or 12% compared to the three months ended June 30, 2025. Gross contract costs increased $95.3 million or 9%, principally driven by an increase in reimbursed client-dedicated labor costs of approximately $44.0 million and third-party consumables and sub-contractor costs of approximately $49.0 million. Of the $95.3 million increase in Gross contract costs, $94.3 million related to Services. Cost of services provided to clients increased $138.7 million or 14%, primarily due to an increase in employment costs of approximately $120.0 million, including higher commissions associated with higher brokerage revenue and higher salaries as a result of higher Services revenue. Of the $138.7 million increase in Cost of services provided to clients, $30.2 million related to Services.
Operating, administrative and other
Operating, administrative and other expenses of $349.3 million increased $31.0 million or 10% compared to the three months ended June 30, 2025, primarily driven by an increase in employment costs of approximately $14.0 million, largely due to higher salaries and bonuses, as well as higher occupancy costs, strategic investments and cost inflation.
Interest expense, net of interest income
Interest expense, net of interest income of $59.6 million increased $6.4 million or 12% compared to the three months ended June 30, 2025, primarily due to $4.5 million of costs associated with the amendment of the Credit Agreement, as well as a $2.0 million loss on debt extinguishment from the partial redemptions of the senior secured notes due in 2028.
Earnings from equity method investments
Earnings from equity method investments of $2.3 million increased $2.1 million compared to the three months ended June 30, 2025, primarily due to an increase of $2.2 million recognized from the Greystone JV driven primarily by lower provisions for credit losses for mortgage loans compared to the second quarter of 2025. In the second quarter of 2026, the Greystone JV recorded a non-cash provision for loan losses of $9.0 million, of which the Company recorded $3.6 million based on its 40% equity interest which was included within Earnings (loss) from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future.
Other income, net
Other income, net of $0.4 million decreased $6.0 million or 94% compared to the three months ended June 30, 2025. The decline was principally driven by an increase in unrealized losses on our real estate investments of $3.4 million.

Provision for income taxes
Provision for income taxes for the second quarter of 2026 was $24.6 million on earnings before income taxes of $77.3 million. For the second quarter of 2025, the provision for income taxes was $18.9 million on earnings before income taxes of $76.2 million. The increase in income tax expense compared to the second quarter of 2025 was primarily attributable to higher earnings before income taxes and changes in the jurisdictional mix of those earnings, as well as discrete tax adjustments recorded in the second quarter of 2026, including higher accruals associated with uncertain tax positions.
Net income and Adjusted EBITDA
Net income of $52.7 million decreased by $4.6 million or 8% compared to the three months ended June 30, 2025. The decrease in net income was principally driven by declines in our Capital markets service line, higher interest expense, higher unrealized losses on real estate investments, higher occupancy costs, strategic investments and cost inflation. These unfavorable trends were partially offset by growth in our Services and Leasing service lines.
Adjusted EBITDA of $183.6 million increased $21.9 million or 14% compared to the three months ended June 30, 2025, attributable to the same factors impacting Net income above, with the exception of interest expense and unrealized losses on real estate investments.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Revenue
Revenue of $5.3 billion increased $529.9 million or 11% compared to the six months ended June 30, 2025, primarily driven by Services and Leasing revenue growth of 8% and 24%, respectively. Services revenue was strong across all segments, led by higher facilities management revenue, which increased approximately $133.0 million including through new client wins and the expansion of existing client mandates and higher project management revenue of approximately $91.0 million. Leasing revenue increased principally driven by growth in the Americas across all deal sizes, with continued strength in office and industrial leasing, including data centers, as demand for high-quality assets remained strong. Capital markets revenue increased 6%, with growth in all segments compared to the first half of 2025, reflecting our ongoing investments in hiring top talent and strengthening our platform, partially offset by declines in the multi-family sector. Valuation and other revenue increased 9%.
Costs of services
Costs of services of $4.4 billion increased $448.8 million or 11% compared to the six months ended June 30, 2025. Gross contract costs increased $205.3 million or 10%, principally driven by an increase in reimbursed client-dedicated labor costs of approximately $75.0 million and third-party consumables and sub-contractor costs of approximately $126.0 million. Of the $205.3 million increase in Gross contract costs, $202.9 million related to Services. Cost of services provided to clients increased $243.5 million or 13%, primarily due to an increase in employment costs of approximately $213.0 million, including higher commissions associated with higher brokerage revenue and higher salaries as a result of higher Services revenue. Of the $243.5 million increase in Cost of services provided to clients, $49.1 million related to Services. Total costs of services as a percentage of total revenue was 82% for both the six months ended June 30, 2026 and 2025.
Operating, administrative and other
Operating, administrative and other expenses of $686.1 million increased $62.0 million or 10% compared to the six months ended June 30, 2025, primarily driven by an increase in employment costs of approximately $28.0 million, largely due to higher salaries, as well as higher technology costs, higher occupancy costs, strategic investments and cost inflation. In addition, the Company recorded a non-cash servicing liability of $11.8 million related to the A/R Securitization amendment in March 2026. Operating, administrative and other expenses as a percentage of total revenue was 13% for both the six months ended June 30, 2026 and 2025.
Restructuring, impairment and related charges
The Company did not incur any Restructuring, impairment and related charges during the six months ended June 30, 2026. In the six months ended June 30, 2025, Restructuring, impairment and related charges of $6.5 million were related to an impairment loss on real estate investments.

Earnings (loss) from equity method investments
Loss from equity method investments was $1.8 million for the six months ended June 30, 2026 compared to earnings from equity method investments of $11.3 million for the six months ended June 30, 2025. The $13.1 million decline was primarily due to a decrease of $9.0 million in earnings recognized from the Greystone JV driven by changes in mix of mortgage loan origination volumes compared to the six months ended June 30, 2025, contributing to a lower value of MSRs, and higher provisions for credit losses for mortgage loans due to expected losses on specific loans and higher risk-sharing obligations. In the six months ended June 30, 2026, the Greystone JV recorded a non-cash provision for loan losses of $17.6 million, of which the Company recorded $7.1 million based on its 40% equity interest which was included within Earnings (loss) from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future. In addition, the Company recognized lower earnings from our equity method investment in CWVS Holding Limited (the “Onewo JV”), which declined $3.2 million compared to the six months ended June 30, 2025 due to higher provisions for credit losses.
Other (expense) income, net
Other expense, net was $14.6 million for the six months ended June 30, 2026 compared to other income, net of $7.3 million for the six months ended June 30, 2025. The $21.9 million decline was principally due to the non-cash settlement loss of $17.2 million related to a pension buy-out arrangement in the U.K. (see Note 10: Employee Benefits of the Notes to the Condensed Consolidated Financial Statements for further information). In addition, the Company recognized lower realized and unrealized gains from our real estate investments compared to the second quarter of 2025.
Provision for income taxes
Provision for income taxes for the six months ended June 30, 2026 was $27.6 million on earnings before income taxes of $67.7 million. For the six months ended June 30, 2025, the provision for income taxes was $22.0 million on earnings before income taxes of $81.2 million. The increase in income tax expense compared to the six months ended June 30, 2025 was primarily attributable to discrete tax adjustments recorded in the first half of 2026, including higher accruals associated with uncertain tax positions and return to provision adjustments from various foreign entities.
Net income and Adjusted EBITDA
Net income of $40.1 million decreased by $19.1 million or 32% compared to the six months ended June 30, 2025. The decrease in net income was principally driven by the pension buy-out settlement loss, A/R Securitization servicing liability, lower earnings recognized from our equity method investments, higher occupancy costs, strategic investments and cost inflation. These unfavorable trends were partially offset by growth in all of our service lines.
Adjusted EBITDA of $294.9 million increased $37.0 million or 14% compared to the six months ended June 30, 2025, attributable to the same factors impacting Net income above, with the exception of the pension buy-out settlement loss, A/R Securitization servicing liability and non-operating items related to the Greystone JV.

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

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$1,267.6	$1,202.1	5%	5%	$2,501.2	$2,388.9	5%	4%
Leasing	523.5	388.0	35%	35%	937.4	734.3	28%	27%
Capital markets	160.9	171.7	(6)%	(6)%	302.8	287.6	5%	5%
Valuation and other	45.8	42.3	8%	8%	85.4	81.7	5%	4%
Total revenue	$1,997.8	$1,804.1	11%	10%	$3,826.8	$3,492.5	10%	9%
Segment expenses:
Gross contract costs(1)	$882.5	$818.2	8%	8%	$1,737.9	$1,626.8	7%	7%
Cost of services provided to clients	762.2	675.9	13%	12%	1,439.2	1,277.6	13%	12%
Operating, administrative and other	231.8	212.6	9%	9%	450.4	424.1	6%	6%
Segment expenses	1,876.5	1,706.7	10%	10%	3,627.5	3,328.5	9%	9%
Add: Other segment items(2)	14.7	12.9	14%	15%	33.0	23.9	38%	37%
Adjusted EBITDA	$136.0	$110.3	23%	23%	$232.3	$187.9	24%	23%
(1)    Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.
(2)    Other segment items include earnings (loss) from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA.

Americas: Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Americas revenue in the second quarter of 2026 was $2.0 billion, an increase of $193.7 million or 11% from the second quarter of 2025. This increase was principally driven by 35% growth in Leasing revenue, reflecting continued strength in office and industrial leasing, including data centers, as demand for high-quality assets remained strong. Services revenue increased 5%, led by higher project management revenue of approximately $27.0 million and higher facilities management revenue of approximately $22.0 million due to new client wins and the expansion of existing client mandates. Valuation and other revenue increased 8%. Capital markets revenue decreased 6%, driven primarily by declines in mid-sized transactions, most notably in the multi-family sector, partially offset by two large data center deals in the second quarter of 2026.
Gross contract costs of $882.5 million increased $64.3 million or 8%, reflecting higher reimbursed client-dedicated labor costs of approximately $40.0 million and higher third-party consumables and sub-contractor costs of approximately $22.0 million associated with revenue growth in Services and changes in client mix. Of the total Americas Gross contract costs, $875.1 million and $811.4 million related to Services for the second quarter of 2026 and 2025, respectively. Cost of services provided to clients of $762.2 million increased $86.3 million or 13%, primarily due to higher commissions associated with higher Leasing revenue. Of the total Americas Cost of services provided to clients, $251.7 million or 33% related to Services. Additionally, Cost of services provided to clients attributable to Services declined $2.7 million from the second quarter of 2025, offset by an increase of $89.0 million attributable to other service lines. Operating, administrative and other expenses of $231.8 million increased $19.2 million or 9%, largely driven by higher salaries, higher occupancy costs, strategic investments and cost inflation.
Adjusted EBITDA of $136.0 million increased $25.7 million or 23% compared to the second quarter of 2025, primarily attributable to growth in our Americas Services and Leasing service lines, partially offset by declines in our Americas Capital markets service line, higher occupancy costs, strategic investments and cost inflation.

Americas: Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Americas revenue in the first half of 2026 was $3.8 billion, an increase of $334.3 million or 10% from the first half of 2025. This increase was principally driven by 28% growth in Leasing revenue, with growth across all deal sizes and continued strength in office and industrial leasing, including data centers. Services revenue increased 5%, led by higher facilities management revenue of approximately $60.0 million due to new client wins and the expansion of existing client mandates and higher project management revenue of approximately $24.0 million. Capital markets revenue increased 5% with two large data center deals in the first half of 2026 contributing to improved results, partially offset by declines in the multi-family sector. Valuation and other revenue increased 5%.
Gross contract costs of $1.7 billion increased $111.1 million or 7%, reflecting higher reimbursed client-dedicated labor costs of approximately $67.0 million and higher third-party consumables and sub-contractor costs of approximately $40.0 million associated with revenue growth in Services and changes in client mix. Of the total Americas Gross contract costs, $1.7 billion and $1.6 billion related to Services for the first half of 2026 and 2025, respectively. Cost of services provided to clients of $1.4 billion increased $161.6 million or 13%, primarily due to higher commissions associated with higher brokerage revenue. Of the total Americas Cost of services provided to clients, $513.3 million or 36% related to Services. Additionally, Cost of services provided to clients attributable to Services declined $9.2 million from the first half of 2025, offset by an increase of $170.8 million attributable to other service lines. Operating, administrative and other expenses of $450.4 million increased $26.3 million or 6%, largely driven by higher salaries, higher occupancy costs, strategic investments, cost inflation and the non-cash A/R Securitization servicing liability.
Adjusted EBITDA of $232.3 million increased $44.4 million or 24% compared to the first half of 2025, primarily attributable to growth in our Americas Services and Leasing service lines, partially offset by higher occupancy costs, strategic investments and cost inflation.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$159.5	$129.5	23%	21%	$312.7	$234.4	33%	27%
Leasing	59.3	61.7	(4)%	(6)%	106.6	101.1	5%	1%
Capital markets	26.7	23.7	13%	11%	46.5	41.7	12%	7%
Valuation and other	49.6	44.9	10%	9%	99.4	87.5	14%	8%
Total revenue	$295.1	$259.8	14%	12%	$565.2	$464.7	22%	16%
Segment expenses:
Gross contract costs(1)	$52.0	$37.5	39%	36%	$105.0	$71.4	47%	40%
Cost of services provided to clients	152.6	134.0	14%	12%	299.5	250.0	20%	13%
Operating, administrative and other	64.1	47.6	35%	27%	129.4	99.8	30%	21%
Segment expenses	268.7	219.1	23%	19%	533.9	421.2	27%	20%
Add: Other segment items(2)	1.6	(6.5)	n.m.	n.m.	5.5	(5.6)	n.m.	n.m.
Adjusted EBITDA	$28.0	$34.2	(18)%	(19)%	$36.8	$37.9	(3)%	(5)%
n.m. not meaningful
(1)    Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.
(2)    Other segment items include earnings (loss) from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA.

EMEA: Three months ended June 30, 2026 compared to the three months ended June 30, 2025
EMEA revenue in the second quarter of 2026 was $295.1 million, an increase of $35.3 million or 14% from the second quarter of 2025. Excluding the favorable impact of foreign currency of $36.9 million, EMEA revenue increased 12% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 21% on a local currency basis, primarily due to higher project management and facilities management revenue of approximately $20.0 million and $9.0 million, respectively, with growth across the majority of the region, and particular strength in the U.K. and Ireland. Capital markets revenue increased 11% on a local currency basis, with improvements in Sweden and the Netherlands partially offset by declines in the U.K. Leasing revenue decreased 6% on a local currency basis, due primarily to quarterly deal timing variances in Germany and the Netherlands and increased macroeconomic uncertainty. Valuation and other revenue increased 9% on a local currency basis.
Gross contract costs of $52.0 million increased $14.5 million or 36% on a local currency basis, reflecting higher third-party consumables and sub-contractor costs of approximately $14.0 million associated with revenue growth in Services and changes in client mix. Of the total EMEA Gross contract costs, $51.2 million and $37.1 million related to Services for the second quarter of 2026 and 2025, respectively. Cost of services provided to clients of $152.6 million increased $18.6 million or 12% on a local currency basis, primarily due to higher employment costs of approximately $11.0 million and higher non-reimbursed third-party consumables and sub-contractor costs of approximately $7.0 million. Of the total EMEA Cost of services provided to clients, $75.8 million or 50% related to Services. Additionally, Cost of services provided to clients attributable to Services increased $10.4 million from the second quarter of 2025 and $8.2 million of the increase was attributable to other service lines. Operating, administrative and other expenses of $64.1 million increased $16.5 million or 27% on a local currency basis, largely driven by an $8.0 million unfavorable impact resulting from net unrealized foreign currency gains recognized in the second quarter of 2025, as well as higher employment costs.
Adjusted EBITDA of $28.0 million decreased $6.2 million or 18% compared to the second quarter of 2025, primarily attributable to net unrealized foreign currency gains recognized in the prior year period and declines in our EMEA Leasing service line, partially offset by growth in our EMEA Services business.

EMEA: Six months ended June 30, 2026 compared to the six months ended June 30, 2025
EMEA revenue in the first half of 2026 was $565.2 million, an increase of $100.5 million or 22% from the first half of 2025. Excluding the favorable impact of foreign currency of $78.1 million, EMEA revenue increased 16% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 27% on a local currency basis, primarily due to higher project management and facilities management revenue of approximately $45.0 million and $26.0 million, respectively, with growth across the majority of the region, and particular strength in the U.K., Ireland and France. Leasing revenue increased 1% on a local currency basis, with growth across the majority of the region partially offset by declines in the U.K. and Ireland. Capital markets revenue increased 7% on a local currency basis, with improvements in Sweden and the Netherlands partially offset by declines in the U.K. Valuation and other revenue increased 8% on a local currency basis.
Gross contract costs of $105.0 million increased $33.6 million or 40% on a local currency basis, reflecting higher third-party consumables and sub-contractor costs of approximately $30.0 million associated with revenue growth in Services and changes in client mix. Of the total EMEA Gross contract costs, $103.6 million and $70.8 million related to Services for the first half of 2026 and 2025, respectively. Cost of services provided to clients of $299.5 million increased $49.5 million or 13% on a local currency basis, primarily due to higher employment costs of approximately $26.0 million and higher non-reimbursed third-party consumables and sub-contractor costs of approximately $23.0 million. Of the total EMEA Cost of services provided to clients, $150.1 million or 50% related to Services. Additionally, Cost of services provided to clients attributable to Services increased $32.5 million from the first half of 2025 and $17.0 million of the increase was attributable to other service lines. Operating, administrative and other expenses of $129.4 million increased $29.6 million or 21% on a local currency basis, largely driven by a $10.0 million unfavorable impact resulting from net unrealized foreign currency gains recognized in the first half of 2025, as well as higher employment costs.
Adjusted EBITDA of $36.8 million decreased $1.1 million or 3% compared to the first half of 2025, primarily attributable to net unrealized foreign currency gains recognized in the prior year period and declines in our EMEA Leasing and Capital markets service lines, partially offset by growth in our EMEA Services and Valuation and other service lines.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$374.2	$336.4	11%	10%	$730.2	$648.4	13%	10%
Leasing	45.7	43.4	5%	6%	82.1	76.1	8%	7%
Capital markets	18.8	12.4	52%	50%	38.7	36.3	7%	8%
Valuation and other	31.0	27.8	12%	7%	55.4	50.5	10%	6%
Total revenue	$469.7	$420.0	12%	10%	$906.4	$811.3	12%	9%
Segment expenses:
Gross contract costs(1)	$192.2	$175.7	9%	8%	$373.5	$312.9	19%	17%
Cost of services provided to clients	209.1	175.3	19%	17%	410.6	378.2	9%	5%
Operating, administrative and other	53.4	58.1	(8)%	(9)%	106.3	100.2	6%	5%
Segment expenses	454.7	409.1	11%	9%	890.4	791.3	13%	10%
Add: Other segment items(2)	4.6	6.3	(27)%	(27)%	9.8	12.1	(19)%	(18)%
Adjusted EBITDA	$19.6	$17.2	14%	17%	$25.8	$32.1	(20)%	(17)%
(1)    Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.
(2)    Other segment items include earnings (loss) from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA.

APAC: Three months ended June 30, 2026 compared to the three months ended June 30, 2025
APAC revenue in the second quarter of 2026 was $469.7 million, an increase of $49.7 million or 12% from the second quarter of 2025. Excluding the favorable impact of foreign currency of $40.9 million, APAC revenue increased 10% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 10% on a local currency basis, primarily due to higher facilities management revenue of approximately $24.0 million, with strength in Australia and Singapore, and higher project management revenue of approximately $7.0 million. Leasing revenue increased 6% on a local currency basis, with improvements in Greater China. Capital markets revenue increased 50% on a local currency basis, with growth across the majority of the region, notably in Singapore and Greater China. Valuation and other revenue increased 7% on a local currency basis.
Gross contract costs of $192.2 million increased $16.5 million or 8% on a local currency basis, reflecting higher third-party consumables and sub-contractor costs of approximately $14.0 million associated with revenue growth in Services. Of the total APAC Gross contract costs, $191.6 million and $175.1 million related to Services for the second quarter of 2026 and 2025, respectively. Cost of services provided to clients of $209.1 million increased $33.8 million or 17% on a local currency basis, primarily due to higher employment costs of approximately $9.0 million and higher non-reimbursed third-party consumables and sub-contractor costs of approximately $15.0 million. Of the total APAC Cost of services provided to clients, $157.7 million or 75% related to Services. Additionally, Cost of services provided to clients attributable to Services increased $22.5 million from the second quarter of 2025 and $11.3 million of the increase was attributable to other service lines. Operating, administrative and other expenses of $53.4 million decreased $4.7 million or 9% on a local currency basis, largely driven by the favorable impact of foreign currency.
Adjusted EBITDA of $19.6 million increased $2.4 million or 14% compared to the second quarter of 2025, primarily attributable to growth in all of our APAC service lines and the favorable impact of foreign currency, partially offset by higher employment costs.

APAC: Six months ended June 30, 2026 compared to the six months ended June 30, 2025
APAC revenue in the first half of 2026 was $906.4 million, an increase of $95.1 million or 12% from the first half of 2025. Excluding the favorable impact of foreign currency of $81.1 million, APAC revenue increased 9% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 10% on a local currency basis, primarily due to higher facilities management and project management revenue of approximately $47.0 million and $21.0 million, respectively, with strength in Australia, Singapore and India. Leasing revenue increased 7% on a local currency basis, with improvements in Greater China. Capital markets revenue increased 8% on a local currency basis, with growth across the majority of the region, partially offset by the timing of certain transactions in Japan in the first half of 2025. Valuation and other revenue increased 6% on a local currency basis.
Gross contract costs of $373.5 million increased $60.6 million or 17% on a local currency basis, reflecting higher third-party consumables and sub-contractor costs of approximately $56.0 million associated with revenue growth in Services. Of the total APAC Gross contract costs, $372.2 million and $311.6 million related to Services for the first half of 2026 and 2025, respectively. Cost of services provided to clients of $410.6 million increased $32.4 million or 5% on a local currency basis, primarily due to higher employment costs of approximately $20.1 million and higher non-reimbursed third-party consumables and sub-contractor costs or approximately $8.0 million. Of the total APAC Cost of services provided to clients, $310.3 million or 76% related to Services. Additionally, Cost of services provided to clients attributable to Services increased $25.8 million from the first half of 2025 and $6.6 million of the increase was attributable to other service lines. Operating, administrative and other expenses of $106.3 million increased $6.1 million or 5% on a local currency basis, largely driven by higher employment costs, partially offset by the favorable impact of foreign currency.
Adjusted EBITDA of $25.8 million decreased $6.3 million or 20% compared to the first half of 2025, primarily attributable to lower earnings recognized from the Onewo JV of $3.2 million and higher employment costs, partially offset by growth in our APAC Capital markets service line and the favorable impact of foreign currency.

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
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the six months ended June 30, 2026 were $20.7 million.
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
We actively manage our indebtedness through additional refinancings and repricings and since January 1, 2024, we have continued to reduce our gross debt and leverage, repricing the Term Loans to reduce the applicable interest rates seven times and making principal prepayments totaling $502.5 million on our senior secured term loans. In addition, in the second quarter of 2026, the Company completed two partial redemptions totaling $450.0 million of the aggregate principal amount of the 2028 Notes, following an increase of the principal amount of the 2033 Term Loan by $352.5 million. As of the date of this Quarterly Report, there are no long-term debt arrangements maturing prior to 2028.
As of June 30, 2026, the Company had $1.5 billion of liquidity, consisting of availability on our undrawn Revolver of $1.0 billion and cash and cash equivalents of $0.5 billion.
On August 4, 2026, the Company completed a partial redemption of $50.0 million of its 2028 Notes. Following the partial redemption, $150.0 million of the 2028 Notes remains outstanding.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $300.0 million. As of June 30, 2026, the Company had aggregate capital outstanding under this facility of $200.0 million and the unused portion of the facility limit was $100.0 million. The A/R Securitization expires on March 18, 2029, unless extended or an earlier termination event occurs. Refer to Note 14: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Six Months Ended June 30,
Cash Flow Summary	2026	2025
Net cash used in operating activities	$(189.5)	$(152.4)
Net cash provided by investing activities	58.2	31.1
Net cash used in financing activities	(144.2)	(77.6)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(9.3)	30.3
Total change in cash, cash equivalents and restricted cash	$(284.8)	$(168.6)
Operating Activities
We used $189.5 million of cash in operating activities during the six months ended June 30, 2026, an increase of $37.1 million compared to the six months ended June 30, 2025, primarily driven by higher net working capital used for operations associated with revenue growth compared to the prior year period and lower net income of $19.1 million, partially offset by higher non-cash charges of $92.4 million. For the six months ended June 30, 2026, we used net working capital for operations of $405.9 million, an increase of $110.4 million compared to the six months ended June 30, 2025. The increase in our use of net working capital was principally driven by higher contract assets of approximately $22.0 million in line with our revenue growth, higher cash payments for prepaid expenses of approximately $23.0 million and lower accounts payable of approximately $71.0 million.
Investing Activities
We generated $58.2 million of cash from investing activities during the six months ended June 30, 2026, an increase of $27.1 million compared to the six months ended June 30, 2025, primarily driven by an increase in the net capital funding from the facility limit secured by the A/R Securitization of $30.0 million and a $9.2 million decrease in cash paid for acquisitions and equity securities. These trends were partially offset by a $6.8 million increase in capital expenditures.
Financing Activities
We used $144.2 million of cash in financing activities during the six months ended June 30, 2026, an increase of $66.6 million from the six months ended June 30, 2025, attributable to a $49.6 million increase in repayment of borrowings, net of proceeds from borrowings, $10.0 million in debt issuance costs related to the June 2026 refinancing of the Credit Agreement, and an increase in shares repurchased for the payment of employee taxes on stock awards of $12.7 million due to the higher value related to vested equity awards during the first quarter of 2026 compared to the first quarter of 2025.

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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the Credit Agreement. As of June 30, 2026, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Term Loan and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.25% for the 2033 Term Loan. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
We continually assess interest rate sensitivity to estimate the potential impact of changes in short-term interest rates on our variable rate borrowings, after giving consideration to our interest rate swap agreements. If variable interest rates increased 100 basis points as of June 30, 2026, our annualized results would reflect incremental interest expense of approximately $5.4 million.
Foreign Exchange Risk
During the three months ended June 30, 2026 and 2025, approximately 32% and 31% of our revenue was transacted in currencies other than USD, respectively. During the six months ended June 30, 2026 and June 30, 2025, approximately 32% and 30% of our revenue was transacted in currencies other than USD, respectively. The following presents our revenue derived from our most significant currencies (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
United States dollar	$1,890.6	68%	$1,709.3	69%	$3,624.8	68%	$3,317.3	70%
Euro	158.6	6%	139.3	6%	311.3	6%	238.9	5%
Australian dollar	147.3	5%	131.2	5%	271.0	5%	225.4	5%
Singapore dollar	118.7	4%	96.4	4%	228.8	4%	201.1	4%
Other(1)	447.4	17%	407.7	16%	862.5	17%	785.8	16%
Total revenue	$2,762.6	100%	$2,483.9	100%	$5,298.4	100%	$4,768.5	100%
(1) All other foreign currencies individually represent less than 4% of total revenue for the periods presented.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. As a result, the strengthening or weakening of the USD will positively or negatively impact our reported results. Holding all other variables constant, the Company assessed the risk of a hypothetical 10% increase in the value of the USD against the euro, Australian dollar and Singapore dollar for the three months ended June 30, 2026, which would have resulted in a decrease in revenue of approximately $14.4 million, $13.4 million and $10.8 million, respectively. For the six months ended June 30, 2026, a hypothetical 10% increase in the value of the USD against the euro, Australian dollar and Singapore dollar would have resulted in a decrease in revenue of approximately $28.3 million, $24.6 million and $20.8 million, respectively. These hypothetical calculations estimate the impact of translating results into USD and do not include an estimate of the impact that a 10% change in the USD against other currencies would have had on our foreign operations.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	2026 Omnibus Share and Cash Incentive Plan, effective May 14, 2026*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2026
10.2	Amendment No. 14 to the Credit Agreement, dated as of June 12, 2026, among Cushman & Wakefield U.S. Borrower, LLC, DTZ UK Guarantor Limited, JPMorgan Chase Bank, N.A. as administrative agent, and other Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2026
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD LTD.

Date: August 5, 2026
/s/ Laurida Sayed
Laurida Sayed
Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)