Form 10-Q
period 2026-09-30
Cushman & Wakefield Ltd.
filed 2026-11-04
CIK 1628369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 29, 2026, the number of the registrant’s common shares issued and outstanding was 234,755,504.

CUSHMAN & WAKEFIELD LTD.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Balance Sheets

	As of
(in millions, except share data)	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$489.0	$784.2
Trade and other receivables, net of allowance of $89.1 and $93.2, as of September 30, 2026 and December 31, 2025, respectively	1,561.4	1,515.5
Income taxes receivable	67.9	52.3
Short-term contract assets, net	364.3	301.4
Prepaid expenses and other current assets	233.3	189.7
Total current assets	2,715.9	2,843.1
Property and equipment, net	171.1	132.9
Goodwill	2,057.9	2,058.3
Intangible assets, net	627.5	654.7
Equity method investments	533.5	536.9
Deferred tax assets	164.0	149.0
Non-current operating lease assets	360.4	277.2
Other non-current assets	1,111.2	1,024.5
Total assets	$7,741.5	$7,676.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$197.4	$124.9
Accounts payable and accrued expenses	1,177.6	1,225.0
Accrued compensation	996.2	1,021.5
Income taxes payable	30.6	29.0
Other current liabilities	153.3	191.4
Total current liabilities	2,555.1	2,591.8
Long-term debt, net	2,411.9	2,624.9
Deferred tax liabilities	42.5	13.8
Non-current operating lease liabilities	370.1	246.6
Other non-current liabilities	263.0	243.7
Total liabilities	5,642.6	5,720.8
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common shares, par value $0.10 per share, 800,000,000 shares authorized; 234,744,630 and 231,699,585 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	23.5	23.2
Additional paid-in capital	3,054.2	3,038.4
Accumulated deficit	(805.5)	(897.7)
Accumulated other comprehensive loss	(173.6)	(208.6)
Total equity attributable to the Company	2,098.6	1,955.3
Non-controlling interests	0.3	0.5
Total equity	2,098.9	1,955.8
Total liabilities and shareholders’ equity	$7,741.5	$7,676.6

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$2,807.8	$2,605.9	$8,106.2	$7,374.4
Costs and expenses:
Costs of services (exclusive of depreciation and amortization)	2,321.5	2,152.0	6,687.2	6,068.9
Operating, administrative and other	329.6	320.6	1,015.7	944.7
Depreciation and amortization	26.8	25.8	80.6	78.7
Restructuring, impairment and related charges	—	—	—	6.5
Total costs and expenses	2,677.9	2,498.4	7,783.5	7,098.8
Operating income	129.9	107.5	322.7	275.6
Interest expense, net of interest income	(49.2)	(56.0)	(157.9)	(161.5)
Earnings (loss) from equity method investments	5.2	(8.6)	3.4	2.7
Other (expense) income, net	(2.2)	2.2	(16.8)	9.5
Earnings before income taxes	83.7	45.1	151.4	126.3
Provision for (benefit from) income taxes	31.6	(6.3)	59.2	15.7
Net income	$52.1	$51.4	$92.2	$110.6

Basic earnings per share:
Earnings per share attributable to common shareholders, basic	$0.22	$0.22	$0.39	$0.48
Weighted average shares outstanding for basic earnings per share	234.7	231.5	234.0	231.1
Diluted earnings per share:
Earnings per share attributable to common shareholders, diluted	$0.22	$0.22	$0.39	$0.47
Weighted average shares outstanding for diluted earnings per share	237.2	235.9	236.3	233.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$52.1	$51.4	$92.2	$110.6
Other comprehensive income (loss), net of tax:
Designated hedge gain (loss)	11.9	(9.3)	19.3	(25.9)
Pension related adjustments	—	10.1	13.1	7.0
Foreign currency translation	3.6	(12.5)	2.6	76.7
Total other comprehensive income (loss), net	15.5	(11.7)	35.0	57.8
Total comprehensive income	$67.6	$39.7	$127.2	$168.4

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2026 and 2025
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2026	234.5	$23.4	$3,045.0	$(857.6)	$6.1	$(177.2)	$(18.0)	$(189.1)	$2,021.7	$0.4	$2,022.1
Net income	—	—	—	52.1	—	—	—	—	52.1	—	52.1
Stock-based compensation	—	—	12.2	—	—	—	—	—	12.2	—	12.2
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.2	0.1	(3.0)	—	—	—	—	—	(2.9)	—	(2.9)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	12.2	—	—	12.2	12.2	—	12.2
Amounts reclassified from Accumulated other comprehensive loss (AOCI) to the statement of operations, net of tax	—	—	—	—	(0.3)	—	—	(0.3)	(0.3)	—	(0.3)
Foreign currency translation	—	—	—	—	—	3.6	—	3.6	3.6	—	3.6
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2026	234.7	$23.5	$3,054.2	$(805.5)	$18.0	$(173.6)	$(18.0)	$(173.6)	$2,098.6	$0.3	$2,098.9

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of June 30, 2025	231.5	$23.1	$3,006.2	$(926.7)	$8.6	$(165.9)	$(41.8)	$(199.1)	$1,903.5	$0.6	$1,904.1
Net income	—	—	—	51.4	—	—	—	—	51.4	—	51.4
Stock-based compensation	—	—	13.8	—	—	—	—	—	13.8	—	13.8
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	0.1	0.1	0.4	—	—	—	—	—	0.5	—	0.5
Unrealized gain on hedging instruments, net of tax	—	—	—	—	0.7	—	—	0.7	0.7	—	0.7
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(10.0)	—	—	(10.0)	(10.0)	—	(10.0)
Foreign currency translation	—	—	—	—	—	(12.5)	—	(12.5)	(12.5)	—	(12.5)
Pension related adjustments, net of tax	—	—	—	—	—	—	10.1	10.1	10.1	—	10.1
Other activity	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2025	231.6	$23.2	$3,020.4	$(875.3)	$(0.7)	$(178.4)	$(31.7)	$(210.8)	$1,957.5	$0.5	$1,958.0

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2026 and 2025
(continued) (unaudited)

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging (Losses) Gains	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	231.7	$23.2	$3,038.4	$(897.7)	$(1.3)	$(176.2)	$(31.1)	$(208.6)	$1,955.3	$0.5	$1,955.8
Net income	—	—	—	92.2	—	—	—	—	92.2	—	92.2
Stock-based compensation	—	—	40.9	—	—	—	—	—	40.9	—	40.9
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	3.0	0.3	(25.1)	—	—	—	—	—	(24.8)	—	(24.8)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	20.6	—	—	20.6	20.6	—	20.6
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(1.3)	—	—	(1.3)	(1.3)	—	(1.3)
Foreign currency translation	—	—	—	—	—	2.6	—	2.6	2.6	—	2.6
Pension related adjustments, net of tax	—	—	—	—	—	—	13.1	13.1	13.1	—	13.1
Other activity	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2026	234.7	$23.5	$3,054.2	$(805.5)	$18.0	$(173.6)	$(18.0)	$(173.6)	$2,098.6	$0.3	$2,098.9

					Accumulated Other Comprehensive Income (Loss)
(in millions)	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Deficit	Unrealized Hedging Gains (Losses)	Foreign Currency Translation	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss, net of tax	Total Equity Attributable to the Company	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	229.7	$23.0	$2,986.4	$(985.9)	$25.2	$(255.1)	$(38.7)	$(268.6)	$1,754.9	$0.5	$1,755.4
Net income	—	—	—	110.6	—	—	—	—	110.6	—	110.6
Stock-based compensation	—	—	43.7	—	—	—	—	—	43.7	—	43.7
Vesting of shares related to equity compensation plans, net of amounts withheld for payment of taxes	1.9	0.2	(9.7)	—	—	—	—	—	(9.5)	—	(9.5)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(4.9)	—	—	(4.9)	(4.9)	—	(4.9)
Amounts reclassified from AOCI to the statement of operations, net of tax	—	—	—	—	(21.0)	—	—	(21.0)	(21.0)	—	(21.0)
Foreign currency translation	—	—	—	—	—	76.7	—	76.7	76.7	—	76.7
Pension related adjustments, net of tax	—	—	—	—	—	—	7.0	7.0	7.0	—	7.0
Balance as of September 30, 2025	231.6	$23.2	$3,020.4	$(875.3)	$(0.7)	$(178.4)	$(31.7)	$(210.8)	$1,957.5	$0.5	$1,958.0
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$92.2	$110.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	80.6	78.7
Impairment charges	—	6.5
Unrealized foreign exchange loss (gain)	10.6	(5.2)
Stock-based compensation	41.3	44.1
Lease amortization	66.7	64.6
Loss on debt extinguishment	2.2	1.4
Amortization of debt issuance costs	5.3	6.0
Earnings from equity method investments, net of distributions received	9.8	6.8
Change in deferred taxes	1.7	(56.2)
Provision for loss on receivables and other assets	11.0	8.1
Unrealized loss on investments, net	9.3	0.7
Other operating activities, net	29.7	(20.0)
Changes in assets and liabilities:
Trade and other receivables	(58.7)	(58.3)
Income taxes payable, net of income taxes receivable	(8.5)	28.0
Short-term contract assets and Prepaid expenses and other current assets	(76.3)	13.6
Other non-current assets	(72.0)	(112.4)
Accounts payable and accrued expenses	(43.3)	54.5
Accrued compensation	(19.7)	(17.6)
Other current and non-current liabilities	(57.5)	(70.8)
Net cash provided by operating activities	24.4	83.1
Cash flows from investing activities
Payment for property and equipment	(58.5)	(24.4)
Acquisition of business, net of cash acquired	—	(4.9)
Investments in equity securities	(4.4)	(8.5)
Return of beneficial interest in a securitization	(505.0)	(380.0)
Collection on beneficial interest in a securitization	460.0	380.0
Other investing activities, net	2.9	8.8
Net cash used in investing activities	(105.0)	(29.0)
Cash flows from financing activities
Shares repurchased for payment of employee taxes on stock awards	(26.1)	(10.9)
Payment of deferred and contingent consideration	(1.4)	(6.3)
Proceeds from borrowings	1,200.0	—
Repayment of borrowings	(1,351.7)	(200.0)
Debt issuance costs	(10.0)	—
Payment of finance lease liabilities	(17.1)	(19.9)
Other financing activities, net	0.2	4.0
Net cash used in financing activities	(206.1)	(233.1)

Change in cash, cash equivalents and restricted cash	(286.7)	(179.0)
Cash, cash equivalents and restricted cash, beginning of the period	803.5	814.6
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(10.3)	25.2
Cash, cash equivalents and restricted cash, end of the period	$506.5	$660.8

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements.

Cushman & Wakefield Ltd.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly reports on Form 10-Q. The Condensed Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. All adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements for these interim periods have been included.
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
Due to seasonality, the results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026.
The Company provides for the effects of income taxes on interim financial statements based on estimates of the effective tax rate for the full year, which is based on forecasted income by country and enacted tax rates.

Note 2: New Accounting Pronouncements
The following accounting pronouncements were recently adopted by the Company:
Measurement of Credit Losses
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). Since the adoption of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”), entities have been required to reflect forecasts of future economic conditions when estimating expected credit losses, including when estimating credit losses arising from current accounts receivable and current contract assets. ASU 2025-05 provides an optional practical expedient whereby entities may assume that current conditions as of the balance sheet date will not change during the remaining life of current accounts receivable and current contract assets. The expedient may be applied to current accounts receivable and current contract asset balances arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), including assets acquired in a business combination transaction. The guidance was effective for annual periods that began after December 15, 2025, including interim periods. The Company adopted the ASU effective January 1, 2026, with no impact to its financial position, results of operations or related disclosures.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. This ASU will require a footnote disclosure about specific expenses by requiring entities to disaggregate, in a tabular presentation, certain expense captions presented on the face of our statements of operations. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the ASU will have on its financial statement disclosures and determining the timing of its adoption. This ASU will result in expanded disclosures related to expenses but will have no impact on the Company’s financial position or results of operations.
Business Combinations – Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 revises the guidance in ASC Topic 805, Business Combinations, on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. This ASU requires entities to assess whether a legal acquisition of a VIE should be accounted for as a reverse acquisition, where the legal acquiree is the accounting acquirer, which could impact the form and content of post-combination financial statements, the measurement of goodwill and other matters. Prior to ASU 2025-03, a business combination involving the acquisition of a VIE always resulted in the legal acquirer as the accounting acquirer. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The amendments must be applied prospectively to all business combinations that occur after the adoption date. The Company is currently evaluating the impact of this ASU but does not expect the adoption to have a material impact on its financial statements and related disclosures.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes certain aspects of the recognition and disclosure framework for internal-use software costs, including cloud computing arrangements. The ASU removes all references to “development stages” (referred to as “project stages”) and updates the criteria that must be met for entities to begin capitalizing software costs. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted and the amendments may be applied prospectively, retrospectively or using a modified prospective transition method. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.
Derivatives Scope Refinement
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception in ASC Topic 815, Derivatives and Hedging (“ASC 815”), for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract. Additionally, the ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as non-cash consideration within the scope of Topic 606. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Entities may apply the guidance prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this ASU but does not expect the adoption to have a material impact on its financial statements and related disclosures.

Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU provides guidance on five discrete topics, including topics pertaining to cash flow hedges and the net written option test. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Entities must apply the ASU prospectively for all hedging relationships as of the date of adoption. The Company is currently evaluating the impact of this ASU but does not expect the adoption to have a material impact on its financial statements and related disclosures.
Government Grants
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 provides guidance for the recognition, measurement and presentation of government grants, aiming to reduce diversity in practice and improve consistency. This guidance is effective for annual periods beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted and the amendments may be applied using a modified prospective, modified retrospective or retrospective approach. The Company is currently evaluating the impact of this ASU but does not expect the adoption to have a material impact on its financial statements and related disclosures.
Interim Reporting Requirements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 intends to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarifies when it applies. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have had material impact on the entity. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted and entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact of this ASU but does not expect the adoption to have a material impact on its financial statements and related disclosures.
Codification Improvements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 facilitates updates for a broad range of ASC topics arising from technical corrections, unintended application of the ASC, clarifications and other minor improvements. The guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years. Entities may apply the guidance prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this ASU but does not expect the adoption to have a material impact on its financial statements and related disclosures.
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 establishes accounting and disclosure requirements for environmental credits and environmental credit obligations (“ECOs”). Under the guidance, certain environmental credits should be recognized as assets, while others should be expensed as incurred. Recognized environmental credit assets will generally be measured at cost, will not be amortized, and may be subject to impairment testing. ASU 2026-02 also requires the recognition of an ECO liability in certain instances, including when entities are required to remit cash or environmental credits to a regulator. The guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years. Early adoption is permitted, and entities should apply the guidance on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this ASU but does not expect the adoption to have a material impact on its financial statements and related disclosures.

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
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is the profitability metric reported to the chief operating decision maker (“CODM”), the Chief Executive Officer, for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The Company believes that investors find this measure useful in comparing its operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business before unrealized loss (gain) on investments, net; impairment of investments; A/R Securitization (as defined below) servicing liability, fees and amortization; system implementation costs; non-cash stock-based compensation; pension buy-out settlement loss; legal settlements and related costs; non-operating items related to the Greystone JV (as defined below); and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets and capital expenditures are not presented below.
Effective January 1, 2026, the Company revised the definition of “Cost of gross contract reimbursables” to include reimbursed costs including client-dedicated labor, subcontractor costs and third-party consumables specific to cost-based client contracts. Such costs are now being reported as “Gross contract costs”. The changes are intended to better align the Company’s reporting of financial performance with industry competitors and enhance decision making by the Company’s CODM. In addition, the Company refined the allocation of corporate costs to better align with results from its reportable segments, which impacted previously reported Adjusted EBITDA by segment with no impact to consolidated results. The reporting changes have no impact on the Company’s total revenue, consolidated net income, earnings per share or cash flows for any of the previously reported periods. Following these changes to the segment expense information regularly provided to the CODM, historical financial information for each reportable segment in this and future periodic filings has been, or will be, recast to conform with the revised presentation and definition.
The following tables present financial information for each reportable segment including segment revenue, significant segment expenses, Adjusted EBITDA and related reconciliations (in millions):

	Three Months Ended September 30, 2026
	Americas	EMEA	APAC	Total
Revenue	$2,053.9	$269.5	$484.4	$2,807.8
Less:
Gross contract costs	878.2	46.8	194.0	1,119.0
Direct employment costs	767.8	107.1	127.8	1,002.7
Other direct costs	61.8	41.5	96.5	199.8
Indirect and overhead employment costs	127.6	38.6	33.3	199.5
Other indirect and overhead costs	89.5	21.5	19.1	130.1
Add: Other segment items(1)	17.1	3.0	6.9	27.0
Adjusted EBITDA	$146.1	$17.0	$20.6	$183.7

	Three Months Ended September 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$1,923.1	$260.1	$422.7	$2,605.9
Less:
Gross contract costs	886.9	37.3	164.5	1,088.7
Direct employment costs	664.8	104.9	114.2	883.9
Other direct costs	50.8	38.0	90.6	179.4
Indirect and overhead employment costs	125.0	36.2	29.8	191.0
Other indirect and overhead costs	91.1	26.6	11.9	129.6
Add: Other segment items(1)	19.7	2.9	3.7	26.3
Adjusted EBITDA	$124.2	$20.0	$15.4	$159.6

	Nine Months Ended September 30, 2026
	Americas	EMEA	APAC	Total
Revenue	$5,880.8	$834.6	$1,390.8	$8,106.2
Less:
Gross contract costs	2,616.1	151.8	567.5	3,335.4
Direct employment costs	2,105.4	324.9	352.1	2,782.4
Other direct costs	163.3	123.3	282.8	569.4
Indirect and overhead employment costs	376.7	105.9	101.3	583.9
Other indirect and overhead costs	290.7	83.6	57.5	431.8
Add: Other segment items(1)	49.9	8.6	16.8	75.3
Adjusted EBITDA	$378.5	$53.7	$46.4	$478.6

	Nine Months Ended September 30, 2025
	Americas	EMEA	APAC	Total
Revenue	$5,416.1	$724.7	$1,233.6	$7,374.4
Less:
Gross contract costs	2,513.7	108.7	477.4	3,099.8
Direct employment costs	1,836.1	296.5	318.4	2,451.0
Other direct costs	157.1	96.4	264.6	518.1
Indirect and overhead employment costs	363.0	94.3	89.9	547.2
Other indirect and overhead costs	277.2	68.3	52.0	397.5
Add: Other segment items(1)	43.1	(2.6)	16.2	56.7
Adjusted EBITDA	$312.1	$57.9	$47.5	$417.5
(1) Other segment items in the tables above include, for each reportable segment, Earnings (loss) from equity method investments, as well as certain non-GAAP adjustments for unusual, non-recurring or non-operating items used to calculate Adjusted EBITDA. See reconciliation of Net income to Adjusted EBITDA below.

The following table includes a reconciliation of Net income to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$52.1	$51.4	$92.2	$110.6
Adjustments:
Depreciation and amortization	26.8	25.8	80.6	78.7
Interest expense, net of interest income	49.2	56.0	157.9	161.5
Provision for (benefit from) income taxes	31.6	(6.3)	59.2	15.7
Unrealized loss on investments, net	5.1	0.3	9.3	0.7
Impairment of investments	—	—	—	6.5
Servicing liability, fees and amortization	(0.4)	(0.3)	10.4	(1.2)
System implementation costs	1.8	1.6	2.2	3.9
Non-cash stock-based compensation	1.1	0.7	5.9	4.6
Pension buy-out settlement loss	—	—	17.2	—
Legal settlements and related costs	4.2	—	4.7	—
Non-operating items related to the Greystone JV	4.9	24.0	28.4	34.6
Other	7.3	6.4	10.6	1.9
Adjusted EBITDA	$183.7	$159.6	$478.6	$417.5

Note 4: Earnings Per Share
Earnings per share (“EPS”) is calculated by dividing Net income by the weighted average shares outstanding.
The following is a calculation of EPS (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS
Net income	$52.1	$51.4	$92.2	$110.6
Weighted average shares outstanding for basic earnings per share	234.7	231.5	234.0	231.1
Basic earnings per share attributable to common shareholders	$0.22	$0.22	$0.39	$0.48
Diluted EPS
Net income	$52.1	$51.4	$92.2	$110.6
Weighted average shares outstanding for basic earnings per share	234.7	231.5	234.0	231.1
Dilutive effect of restricted stock units	2.5	4.4	2.3	2.7
Weighted average shares outstanding for diluted earnings per share	237.2	235.9	236.3	233.8
Diluted earnings per share attributable to common shareholders	$0.22	$0.22	$0.39	$0.47

Note 5: Revenue
Disaggregation of Revenue
The Company has chosen to disclose revenue by service line based on the nature and timing of revenue recognition. The following tables disaggregate revenue by reportable segment and service line (in millions):

		Three Months Ended September 30, 2026
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,284.3	$148.2	$389.2	$1,821.7
Leasing	At a point in time	527.7	52.6	45.6	625.9
Capital markets	At a point in time	199.6	19.0	22.7	241.3
Valuation and other	At a point in time or over time	42.3	49.7	26.9	118.9
Total revenue		$2,053.9	$269.5	$484.4	$2,807.8

		Three Months Ended September 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$1,271.2	$131.2	$334.6	$1,737.0
Leasing	At a point in time	443.5	58.1	43.1	544.7
Capital markets	At a point in time	161.5	24.3	19.4	205.2
Valuation and other	At a point in time or over time	46.9	46.5	25.6	119.0
Total revenue		$1,923.1	$260.1	$422.7	$2,605.9

		Nine Months Ended September 30, 2026
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$3,785.5	$460.8	$1,119.4	$5,365.7
Leasing	At a point in time	1,465.2	159.2	127.7	1,752.1
Capital markets	At a point in time	502.4	65.5	61.4	629.3
Valuation and other	At a point in time or over time	127.7	149.1	82.3	359.1
Total revenue		$5,880.8	$834.6	$1,390.8	$8,106.2

		Nine Months Ended September 30, 2025
	Revenue recognition timing	Americas	EMEA	APAC	Total
Services	Over time	$3,660.5	$365.5	$982.5	$5,008.5
Leasing	At a point in time	1,177.8	159.2	119.2	1,456.2
Capital markets	At a point in time	449.2	66.0	55.7	570.9
Valuation and other	At a point in time or over time	128.6	134.0	76.2	338.8
Total revenue		$5,416.1	$724.7	$1,233.6	$7,374.4
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
The following table provides information on contract assets and contract liabilities from contracts with customers included in the Condensed Consolidated Balance Sheets (in millions):

	As of
	September 30, 2026	December 31, 2025
Short-term contract assets	$384.9	$320.9
Contract asset allowances	(20.6)	(19.5)
Short-term contract assets, net	364.3	301.4

Non-current contract assets	38.8	63.1
Contract asset allowances	(1.9)	(2.8)
Non-current contract assets, net included in Other non-current assets	36.9	60.3

Total contract assets, net	$401.2	$361.7

Contract liabilities included in Accounts payable and accrued expenses	$60.1	$86.6
Contract liabilities included in Other non-current liabilities	10.5	17.4
Total contract liabilities	$70.6	$104.0
The amount of revenue recognized during the nine months ended September 30, 2026 that was included in the contract liabilities balance at the beginning of the period was $76.9 million. The Company had no material impairment charges related to contract assets in the periods presented.

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

Note 6: Goodwill and Other Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in millions):

	Americas	EMEA	APAC	Total
Balance as of December 31, 2025	$1,471.8	$349.7	$236.8	$2,058.3
Effect of movements in exchange rates	(2.0)	(8.2)	9.8	(0.4)
Balance as of September 30, 2026	$1,469.8	$341.5	$246.6	$2,057.9
Portions of goodwill are denominated in currencies other than the U.S. dollar; therefore, a portion of the movements in the reported book value of these balances is attributable to movements in foreign currency exchange rates.
No impairments of goodwill were recognized during the nine months ended September 30, 2026 or 2025.
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions):

		As of September 30, 2026
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,112.3	(1,030.8)	81.5
Total intangible assets		$1,658.3	$(1,030.8)	$627.5

		As of December 31, 2025
	Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value
C&W trade name	Indefinite	$546.0	$—	$546.0
Customer relationships	4 - 15	1,113.0	(1,004.3)	108.7
Total intangible assets		$1,659.0	$(1,004.3)	$654.7
Amortization expense was $9.1 million and $9.9 million for the three months ended September 30, 2026 and 2025, respectively, and $28.5 million and $29.9 million for the nine months ended September 30, 2026 and 2025, respectively.
No impairments of intangible assets were recorded during the nine months ended September 30, 2026 or 2025.
Note 7: Equity Method Investments
Certain investments in which the Company has significant influence over the entity’s financial and operating policies, but does not control, are accounted for under the equity method. The Company’s material equity method investments include Cushman Wakefield Greystone LLC (the “Greystone JV”), in which the Company owns a 40% interest, and CWVS Holding Limited (the “Onewo JV”), in which the Company owns a 35% interest. In addition, the Company licenses certain of its trademarks to the Onewo JV and recognized royalty fee income of $2.9 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and $8.2 million and $6.9 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in Other (expense) income, net in the Condensed Consolidated Statements of Operations.

The Company had investments in certain strategic joint ventures classified under the equity method of accounting as follows (in millions):

	As of
	September 30, 2026	December 31, 2025
Greystone JV	$379.9	$395.5
Onewo JV	151.2	139.2
Other investments	2.4	2.2
Total Equity method investments	$533.5	$536.9
The Company recognized Earnings (loss) from equity method investments during the period as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Greystone JV	$2.5	$(11.0)	$(2.4)	$(6.9)
Onewo JV	2.7	1.9	5.5	8.1
Other investments	—	0.5	0.3	1.5
Total Earnings (loss) from equity method investments	$5.2	$(8.6)	$3.4	$2.7
The Company received distributions from equity method investments of $4.2 million and $3.9 million during the three months ended September 30, 2026 and 2025, respectively, and $13.2 million and $9.5 million during the nine months ended September 30, 2026 and 2025, respectively.
No other-than-temporary impairment losses on equity method investments were recorded during the three and nine months ended September 30, 2026 or 2025.

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
As of September 30, 2026, the Company’s interest rate hedging instruments consisted of 18 interest rate swap agreements all designated as cash flow hedges, which included five interest rate swaps with a notional amount of $400.0 million expiring on August 21, 2027, six interest rate swaps with a notional amount of $550.0 million expiring on May 31, 2028, one interest rate swap with a notional amount of $125.0 million expiring on June 29, 2029 and six interest rate swaps with a notional amount of $425.0 million expiring on June 30, 2029.
The Company had previously elected to terminate certain interest rate swap agreements (or a portion thereof) in November 2022, June 2023 and March 2025. Amounts relating to these terminated derivative instruments recorded in Accumulated other comprehensive loss were amortized into earnings over the remaining life of the original swap agreements, which expired on August 21, 2025.
The Company records changes in the fair value of derivatives designated and qualifying as cash flow hedges in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and subsequently reclassifies the changes into earnings in the period that the hedged forecasted transaction affects earnings. As of September 30, 2026 and December 31, 2025, there were $24.9 million and $1.8 million in pre-tax gains and losses, respectively, included in Accumulated other comprehensive loss related to these agreements, which will be reclassified to Interest expense, net of interest income as interest payments are made in accordance with the Credit Agreement; refer to Note 9: Long-Term Debt and Other Borrowings for discussion of the Credit Agreement (which is defined therein). During the next twelve months, the Company estimates that pre-tax gains of $12.6 million will be reclassified to Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.
Non-Designated Foreign Exchange Derivative Instruments
Additionally, the Company enters into short-term forward contracts to mitigate the risk of fluctuations in foreign currency exchange rates that would adversely impact certain of the Company’s foreign currency denominated transactions and assets. Hedge accounting was not elected for any of these contracts. As such, changes in the fair values of these contracts are recorded directly in earnings. The Company recognized a realized gain of $6.5 million and an unrealized loss of $0.6 million during the nine months ended September 30, 2026. The Company recognized a realized loss of $5.7 million and an unrealized gain of $1.3 million during the nine months ended September 30, 2025.
As of September 30, 2026 and December 31, 2025, the Company had 28 and 26 foreign currency forward contracts outstanding covering a notional amount of $874.1 million and $758.3 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had not posted, and did not hold, any collateral related to these agreements.
The following table presents the fair value of derivatives as of September 30, 2026 and December 31, 2025 (in millions):

		September 30, 2026		December 31, 2025
	September 30, 2026	Assets	Liabilities	Assets	Liabilities
Derivative Instrument	Notional	Fair Value	Fair Value	Fair Value	Fair Value
Designated:
Cash flow hedges:
Interest rate swaps	$1,500.0	$25.0	$—	$—	$1.8
Non-designated:
Foreign currency forward contracts	$874.1	$1.4	$2.3	$1.0	$1.3
The fair value of interest rate swap assets is included within Prepaid expenses and other current assets and Other non-current assets based on the termination date of the respective agreements. The fair value of interest rate swap liabilities is included within Other non-current liabilities. The fair value of foreign currency forward contracts is included in Prepaid expenses and other current assets and Other current liabilities. The Company does not net derivatives in the Condensed Consolidated Balance Sheets.
The following table presents the effect of derivatives designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025 (in millions):

	Beginning Accumulated Other Comprehensive (Gain) Loss(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Three Months Ended September 30, 2026
Interest rate cash flow hedges	$(6.1)	$(12.2)	$0.3	$(18.0)

Three Months Ended September 30, 2025
Interest rate cash flow hedges	$(8.6)	$(0.7)	$10.0	$0.7
(1) Amount is net of related deferred tax expense of $2.3 million and benefit of $6.1 million for the three months ended September 30, 2026 and 2025, respectively.
(2) Amount is net of related deferred tax expense of $4.7 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively.
(3) Amount is net of related deferred tax expense of $0.1 million and benefit of $5.4 million for the three months ended September 30, 2026 and 2025, respectively.
During the three months ended September 30, 2026 and 2025, gains of $0.3 million and $10.0 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

The following table presents the effect of derivatives designated as hedges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025 (in millions):

	Beginning Accumulated Other Comprehensive Loss (Gain)\(1)	Amount of (Gain) Loss Recognized in Other Comprehensive Loss on Derivatives(2)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations(3)	Ending Accumulated Other Comprehensive (Gain) Loss
Nine Months Ended September 30, 2026
Interest rate cash flow hedges	$1.3	$(20.6)	$1.3	$(18.0)

Nine Months Ended September 30, 2025
Interest rate cash flow hedges	$(25.2)	$4.9	$21.0	$0.7
(1) Amount is net of related deferred tax benefit of $0.5 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively.
(2) Amount is net of related deferred tax expense of $7.9 million and benefit of $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(3) Amount is net of related deferred tax expense of $0.5 million and benefit of $3.8 million for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026 and 2025, gains of $1.3 million and $21.0 million, respectively, related to interest rate hedges were reclassified into earnings and recognized in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations.

Note 9: Long-Term Debt and Other Borrowings
Long-term debt consisted of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Collateralized:
Term loan due January 2030 tranche-1, net of unamortized discount and financing costs of $6.0 million and $7.1 million, respectively	$829.9	$832.9
Term loan due January 2030 tranche-2, net of unamortized discount and financing costs of $13.3 million	—	834.2
Term loan due June 2033, net of unamortized discount and financing costs of $21.2 million	1,178.8	—
6.750% senior secured notes due May 2028, net of unamortized financing costs of $0.5 million and $3.4 million, respectively	149.5	646.6
8.875% senior secured notes due September 2031, net of unamortized discount and financing costs of $4.3 million and $4.9 million, respectively	395.7	395.1
Finance lease liabilities	51.2	35.7
Total	2,605.1	2,744.5
Less: current portion of long-term debt	(193.2)	(119.6)
Total Long-term debt, net	$2,411.9	$2,624.9
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

As of September 30, 2026, the Company had $835.9 million in aggregate principal outstanding under a senior secured term loan due January 31, 2030 (the “2030 Term Loan”) and $1.2 billion in aggregate principal outstanding under the 2033 Term Loan (collectively referred to as the “Term Loans”).
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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the Credit Agreement. As of September 30, 2026, the Company elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Term Loan and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.25% for the 2033 Term Loan. As of September 30, 2026, the effective interest rates were 6.64% and 6.47% for the 2030 Term Loan and the 2033 Term Loan, respectively.
Revolver
As of September 30, 2026, borrowing capacity under the Revolver was $1.0 billion. Borrowings under the Revolver, if any, bear interest at our option, at 1-month Term SOFR, plus an applicable rate varying from 1.75% to 2.75% based on achievement of certain Net Leverage Ratios (as defined in the Credit Agreement). The Revolver was undrawn as of September 30, 2026 and December 31, 2025 and matures on October 21, 2030.
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
In the second quarter of 2026, the Company completed two partial redemptions of the aggregate principal amount of the 2028 Notes, totaling $450.0 million. In the third quarter of 2026, the Company completed one partial redemption of $50.0 million of the aggregate principal amount of the 2028 Notes. These partial redemptions resulted in a total loss on debt extinguishment during the nine months ended September 30, 2026 of $2.2 million, which was recognized in Interest expense, net of interest income. Following these partial redemptions, $150.0 million aggregate principal amount of the 2028 Notes remained outstanding as of September 30, 2026.
The 2028 Notes bear interest at a fixed rate of 6.75% and yielded an effective interest rate of 6.96% as of September 30, 2026.
Senior Secured Notes due 2031
On August 24, 2023, the Company issued $400.0 million of senior secured notes due September 1, 2031 (the “2031 Notes”). Net proceeds from the 2031 Notes were $392.8 million, consisting of a $400.0 million aggregate principal amount less $7.2 million from issuance costs. The 2031 Notes were offered in a private placement exempt from registration under the Securities Act. The 2031 Notes bear interest at a fixed rate of 8.875% and yielded an effective interest rate of 9.09% as of September 30, 2026.
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
The Company was in compliance with all of the covenants under the Credit Agreement, the indenture governing the 2028 Notes and the indenture governing the 2031 Notes as of September 30, 2026 and December 31, 2025.

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
In March 2026, the buy-out process for one of the U.K. defined benefit plans was completed and all of the Company’s future pension obligations associated with this plan were transferred to the insurance company. As of December 31, 2025, the fair value of pension plan assets and projected benefit obligations in this plan were $66.4 million and $64.6 million, respectively. Upon settlement, the Company derecognized such net defined benefit plan assets and liabilities from its consolidated balance sheet. Additionally, upon settlement, the remaining losses recorded in Accumulated other comprehensive loss of $17.2 million were recognized as a non-cash component of net periodic pension cost within Other (expense) income, net in the Condensed Consolidated Statement of Operations. The Company anticipates it is reasonably possible that the buy-out process for the second U.K. defined benefit plan will be completed in the next 12 months.

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
These various contingent claims liabilities are presented as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, contingent liabilities recorded within Other current liabilities were $91.3 million and $85.0 million, respectively, and contingent liabilities recorded within Other non-current liabilities were $73.4 million and $65.0 million, respectively. These contingent liabilities are made up of errors and omissions (“E&O”) claims, litigation matters, general liability, workers’ compensation and other medical claims. As of September 30, 2026 and December 31, 2025, E&O and other litigation claims were $57.1 million and $51.4 million, respectively, and general liability, workers’ compensation and medical claims liabilities were $107.6 million and $98.6 million, respectively.
The Company had no material insurance receivable balances outstanding as of September 30, 2026 or December 31, 2025.
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
The Company generally believes that it has appropriately applied the payroll tax rules and disagrees with the amounts claimed. However, in 2023, an immaterial liability was recorded equal to the estimated probable loss for the years under review. In July 2026, new case law developed on an issue relevant to our assessment and, as a result, the Company recorded an additional immaterial liability in the quarter ended September 30, 2026. The Company continues to evaluate its exposure, which remains subject to negotiation and resolution with the local tax authority. It is reasonably possible that in the near term we may recognize additional liabilities if such additional losses are probable and can be reasonably estimated. As of September 30, 2026, the estimated range of reasonably possible loss including interest and penalties, in excess of amounts accrued, was up to $46.0 million, net of tax benefit, and reflective of the impact of foreign currency movements.
U.S. Department of Justice Lawsuit
In January 2025, the U.S. Department of Justice (the “DOJ”) added the Company and one of its multifamily subsidiaries, along with other third parties, as defendants to a civil lawsuit that it and the Attorneys General of several states (collectively, the “Co-Plaintiffs”) have filed against RealPage, Inc. The lawsuit is civil in nature and relates to the operation and use of RealPage’s revenue management software, which we were at times directed by our clients to use at some of the multifamily properties we manage. Some of the Co-Plaintiffs could seek monetary relief under applicable state laws, which amounts, if awarded, are not currently expected to be material to the Company. We disagree with the lawsuit’s allegations and we do not believe that our use of the revenue management software violates U.S. federal or state antitrust laws. Importantly, the Company is not a landlord, does not own any properties, does not set strategy, pricing, or occupancy targets at any properties it manages, and does not independently determine whether or how revenue management software is used at such properties. In September 2026, the Company and its multifamily subsidiary executed a consent decree with the DOJ to resolve the Federal claims. The consent decree includes certain injunctive and compliance-related obligations, but no monetary damages. The Co-Plaintiffs are not a party to the consent decree. Certain states have also filed similar, separate lawsuits but our position in relation to those cases is substantially similar to our position in the case brought by the DOJ. The state claims are still pending. The Company does not expect that the outcome of these disputes will have a material impact on its business, financial condition or results of operations.
Guarantees
The Company’s guarantees primarily relate to requirements under certain client service contracts and arise through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms, with remaining closed-ended terms up to 10 years and maximum potential future payments of approximately $168.9 million in the aggregate. None of these guarantees are individually material to the Company’s operating results, financial position or liquidity. The Company considers the probability of future payment or non-performance under these guarantees to be remote.
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

GSC is also an approved lender and servicer under the Federal National Mortgage Association (“Fannie Mae”). In the third quarter of 2025, GSC’s lender and servicing agreement with Fannie Mae was modified to increase the loss share obligations delivered on or before July 1, 2025, which had been identified as having certain risk characteristics at origination. This list may be updated periodically to reflect changes, such as the addition of new loans or the removal of loans expected to result in no or limited losses. As of September 30, 2026, the list included 67 loans which have loan loss provisions recorded in accordance with ASC 326, as applicable. The Company will continue to assess loan loss provisions as any additional loan losses recorded for this matter could result in a potentially material liability for the Greystone JV in future periods.
For the three months ended September 30, 2026 and 2025, the Greystone JV recorded a non-cash provision for loan losses of $3.5 million and $46.1 million, respectively, of which the Company recorded $1.4 million and $18.5 million, respectively, based on its 40% equity interest, within Earnings (loss) from equity method investments. For the nine months ended September 30, 2026 and 2025, the Greystone JV recorded a non-cash provision for loan losses of $21.1 million and $63.2 million, respectively, of which the Company recorded $8.4 million and $25.3 million, respectively, based on its 40% equity interest, within Earnings (loss) from equity method investments. Any additional potential impact to the Greystone JV as a result of these matters would only impact the Company’s Condensed Consolidated Financial Statements by our 40% equity interest in the Greystone JV.
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
For certain facilities management contracts, the Company subcontracts the APAC services, particularly in Greater China, through the Onewo JV. For the three months ended September 30, 2026 and 2025, the Company recorded expenses for these transactions of approximately $15.5 million and $10.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded expenses for these transactions of approximately $45.5 million and $37.2 million, respectively. Such expenses were recorded within Costs of services in the Condensed Consolidated Statements of Operations.
In addition, as of September 30, 2026 and December 31, 2025, the Company had receivables outstanding from revenue-producing advisors and other employees of $55.1 million and $53.5 million, respectively, included in Prepaid expenses and other current assets, and $492.8 million and $439.1 million, respectively, included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounts primarily represent prepaid commissions, retention and sign-on bonuses and other items such as travel and other advances to employees. Such amounts are amortized over the required service period outlined in each underlying agreement.

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
Under the A/R Securitization, the Company recorded a DPP receivable upon the initial sale of trade receivables. As of September 30, 2026 and December 31, 2025, the carrying amount of the DPP receivable approximates its fair value. Refer to Note 14: Accounts Receivable Securitization for more information.
The estimated fair value of external debt was $2.6 billion and $2.8 billion as of September 30, 2026 and December 31, 2025, respectively. These instruments were valued using dealer quotes that are classified as Level 2 inputs in the fair value hierarchy. The gross carrying value of the debt, excluding deferred financing costs, was $2.6 billion and $2.7 billion as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 9: Long-Term Debt and Other Borrowings for additional information.
Non-recurring Fair Value Measurements
In the fourth quarter of 2025, we identified impairment indicators related to the carrying value of the Greystone JV that indicated a decline in fair value. In determining the fair value of the Greystone JV, the Company used both an income approach, using a DCF model based on current forecasts for the Greystone JV, and a market approach, using projected market multiples for comparable companies. There were no additional non-recurring fair value measurements during the nine months ended September 30, 2026.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in millions):

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	29.5	29.5	—	—
Interest rate swap agreements	25.0	—	25.0	—
Foreign currency forward contracts	1.4	—	1.4	—
Equity securities	29.5	29.5	—	—
Total	$86.5	$60.1	$26.4	$—
Liabilities
Deferred compensation plan liabilities	$19.6	$19.6	$—	$—
Foreign currency forward contracts	2.3	—	2.3	—
Earn-out liabilities	7.3	—	—	7.3
Total	$29.2	$19.6	$2.3	$7.3

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.1	$1.1	$—	$—
Deferred compensation plan assets	29.6	29.6	—	—
Foreign currency forward contracts	1.0	—	1.0	—
Equity securities	35.2	35.2	—	—
Total	$66.9	$65.9	$1.0	$—
Liabilities
Deferred compensation plan liabilities	$21.5	$21.5	$—	$—
Interest rate swap agreements	1.8	—	1.8	—
Foreign currency forward contracts	1.3	—	1.3	—
Earn-out liabilities	9.6	—	—	9.6
Total	$34.2	$21.5	$3.1	$9.6
During the nine months ended September 30, 2026, there were no transfers between the three levels of the fair value hierarchy. There have been no significant changes to the valuation techniques and inputs used to develop the fair value measurements from those disclosed in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025.
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
The amounts disclosed in the fair value hierarchy table above are included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company had the potential to make a maximum of $10.5 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made over the next four years.
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
The table below presents a reconciliation of earn-out liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Earn-out Liabilities
	2026	2025
Balance as of January 1,	$9.6	$13.6
Purchases/additions	—	3.1
Net change in fair value and other adjustments	(1.2)	0.4
Payments	(1.1)	(3.8)
Balance as of September 30,	$7.3	$13.3
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
Investments in early stage proptech companies or other real estate companies are typically fair valued as a result of pricing observed in initial or subsequent funding rounds. These investments are not fair valued on a recurring basis and as such have been excluded from the fair value hierarchy table. As of September 30, 2026 and December 31, 2025, the fair value of our investments in early stage proptech companies (that are not publicly traded) was $47.3 million and $45.3 million, respectively.

The Company also invests in other real estate companies that are traded on public stock markets around the world, including a company that completed its initial public offering in the fourth quarter of 2025. As quoted market prices for identical assets are available, these investments are classified as Level 1 investments, included as equity securities in the fair value hierarchy table, and mark-to-market gains and losses are recognized on a recurring basis. As of September 30, 2026 and December 31, 2025, the fair value of our investments in publicly traded real estate companies was $29.5 million and $35.2 million, respectively.
Investments in real estate venture capital funds and co-investment funds are primarily fair valued using the net asset value (“NAV”) per share (or its equivalent) provided by investees or held at cost, less impairment charges. Critical inputs to NAV estimates include valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As these investments are not required to be classified in the fair value hierarchy, they have been excluded from the fair value hierarchy table. As of September 30, 2026 and December 31, 2025, the fair value of our investments in real estate venture capital funds and co-investment funds was $65.1 million and $69.0 million, respectively.
The Company adjusts these various real estate investments to their fair values each reporting period, and the changes in fair values are reflected in Other (expense) income, net in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recognized a net unrealized loss of $5.1 million and $9.3 million on our real estate investments, respectively. During the three and nine months ended September 30, 2025, the Company recognized a net unrealized loss of $0.3 million and $0.7 million on our real estate investments, respectively.

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
Under the A/R Securitization, the Company records a DPP receivable upon the initial sale of trade receivables. The DPP receivable represents the difference between the fair value of the trade receivables sold and the cash purchase price and is recognized at fair value as part of the sale transaction. The DPP receivable is paid to the Company in cash on behalf of the Purchaser as the receivables are collected; however, due to the revolving nature of the A/R Securitization, cash collected from the Company’s customers is reinvested by the Purchaser daily in new receivable purchases under the A/R Securitization. The carrying amount of the DPP receivable, which approximates its fair value, is primarily based on the face amount of receivables, adjusted for estimated credit losses. As of September 30, 2026 and December 31, 2025, the DPP receivable of $333.7 million and $299.7 million, respectively, is included in Other non-current assets in the Condensed Consolidated Balance Sheets.
For the nine months ended September 30, 2026 and 2025, receivables sold under the A/R Securitization were $2.2 billion and $2.1 billion, respectively, and cash collections from customers on receivables sold were $2.3 billion and $2.1 billion, respectively, all of which were reinvested in new receivables purchases and are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2026 and December 31, 2025, the outstanding principal on receivables sold under the A/R Securitization was $423.7 million and $445.8 million, respectively.

The A/R Securitization also provides funding from the Purchaser against receivables sold into the program. On March 18, 2026, the Company amended the A/R Securitization to increase the maximum facility limit by $50.0 million to $300.0 million and extended the termination date to March 18, 2029. The Company recorded a non-cash servicing liability of $11.8 million in connection with the amendment, which will be amortized through the termination date of the program. As of September 30, 2026 and December 31, 2025, the Company had aggregate capital outstanding under this facility of $75.0 million and $120.0 million, respectively, and the unused portion of the facility limit, net of letters of credit, was $225.0 million and $93.1 million, respectively.

Note 15: Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the sum of such amounts presented in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$489.0	$784.2
Restricted cash recorded in Prepaid expenses and other current assets	17.5	19.3
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$506.5	$803.5
Supplemental cash flows and non-cash investing and financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid for:
Interest	$151.2	$165.4
Income taxes	66.4	44.7
Operating leases	73.6	74.0
Non-cash investing/financing activities:
Property and equipment additions through finance leases	32.3	12.4
Deferred and contingent payment obligations incurred through acquisitions	—	5.2
(Decrease) increase in beneficial interest in a securitization	(11.0)	19.6
Right-of-use assets obtained through operating leases	153.4	59.7
Note 16: Subsequent Events
The Company evaluated subsequent events through November 4, 2026, the date on which these financial statements were issued, and determined the following subsequent events were material to disclose:
On October 21, 2026, the Company fully redeemed the remaining $150.0 million principal amount outstanding of the 2028 Notes, completing the retirement of the 2028 Notes and eliminating the Company’s nearest debt maturity. Following the redemption, there are no long-term debt arrangements maturing prior to 2030.

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
Third Quarter Highlights:
•Leasing revenue increased 15%, principally driven by 19% growth in the Americas spread across all deal sizes, with continued strength in office and industrial leasing, including data centers.
•Capital markets revenue increased 18%, primarily due to 24% revenue growth in the Americas, which experienced growth in all major asset classes.
•Services revenue increased 5%, reflecting growth across all segments, led by higher global facilities management revenue and project management revenue, especially in EMEA and APAC.
Debt Activity:
In August 2026, the Company completed a partial redemption of $50.0 million of the aggregate principal amount of the 2028 Notes. On October 21, 2026, the Company fully redeemed the remaining $150.0 million principal amount outstanding of the 2028 Notes, completing the retirement of the 2028 Notes and eliminating the Company’s nearest debt maturity. Following the redemption, there are no long-term debt arrangements maturing prior to 2030.
Macroeconomic Trends and Uncertainty
Demand for our services is largely dependent on the relative strength of the global and regional commercial real estate markets, which are highly sensitive to general macroeconomic conditions. During the nine months ended September 30, 2026, improvements in certain underlying macroeconomic factors contributed to growth in our business, including higher revenue in our Services, Leasing and Capital markets service lines compared to the same period in 2025. Nonetheless, certain macroeconomic challenges and geopolitical uncertainties, including volatility in interest rates, inflation, international trade policy and new or elevated tariffs, elevated levels of unemployment, rising energy costs and volatility in foreign currency exchange rates, have in the past and may in the future, negatively impact our business. A delay or stall in any economic improvement, any future uncertainty, weakness or volatility in the credit markets, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could further affect global and regional demand for commercial real estate, which would negatively affect the performance of some or all of our service lines.

Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current facts and circumstances, and on other factors that we believe to be reasonable. Actual results may differ from those estimates and assumptions. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. A discussion of our critical accounting policies and estimates can be found in the Company’s 2025 Annual Report. There have been no material changes to these policies or estimates as of September 30, 2026.
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

Macroeconomic Conditions
Our results of operations are significantly impacted by economic trends, government policies and global and regional real estate markets. These include the following: overall economic activity, volatility of the financial markets, interest rates and inflation, energy costs, demand for commercial real estate, the impact of tax and regulatory policies, the cost and availability of credit, international trade policy and tariffs, changes in employment rates and the geopolitical environment. Similarly, economic conditions in certain countries such as the United States can have significant influence on the commercial real estate sector across an entire region, impacting supply chains, cross-border investments and development activity in key markets.
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
Adjusted EBITDA: We have determined Adjusted EBITDA to be our primary measure of segment profitability. We believe that investors find this measure useful in comparing our operating performance to that of other companies in our industry because these calculations generally eliminate unrealized loss (gain) on investments, net; impairment of investments; A/R Securitization servicing liability, fees and amortization; system implementation costs; non-cash stock-based compensation; pension buy-out settlement loss; legal settlements and related costs; non-operating items related to our equity method investment in Cushman Wakefield Greystone LLC (the “Greystone JV”); and other non-recurring items. Adjusted EBITDA also excludes the effects of financings, income taxes and the non-cash accounting effects of depreciation and intangible asset amortization.
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
Non-cash stock-based compensation reflects a portion of non-cash stock-based compensation expense associated with performance-based equity awards granted to four executive officers in 2024. The long-term incentive awards granted to these four executive officers consisted entirely of performance-based awards in 2024 and they provided for a higher maximum payout than typical awards. This award design structure was unique to 2024. The Company therefore excluded a portion of the non-cash stock-based compensation expense associated with those awards from the calculation of Adjusted EBITDA to improve the comparability of its operating results for the current period to prior and future periods and because the Company does not consider it to be a normal, recurring operating expense.
Pension buy-out settlement loss represents the non-cash settlement charge related to a pension buy-out arrangement in the U.K.

Legal settlements and related costs includes estimated losses and one-time settlements for certain legal matters that are not considered ordinary course legal matters given the infrequency of similar cases brought against the Company, complexity of the matter, nature of the remedies sought and/or our overall litigation strategy. Accordingly, these losses do not reflect the normal, recurring, cash operating expenses that are necessary to operate our business.
Non-operating items related to the Greystone JV reflects certain non-operating activity presented within Earnings (loss) from equity method investments related to the Greystone JV for (i) gains recognized from the retention of mortgage servicing rights (“MSRs”) upon the origination and sale of mortgage loans, (ii) increases or decreases in the fair value of the MSRs and (iii) estimated provisions for credit losses related to mortgage loans. This activity is specific to the Greystone JV rather than all of the Company’s equity method investments based on the Greystone JV’s specialized industry, namely, multifamily lending and loan servicing solutions. Starting in the second quarter of 2025, the Company has excluded such activity from the calculation of Adjusted EBITDA as it is non-cash in nature and does not represent the underlying operating performance of the business. This activity is reported entirely within the Americas reportable segment.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$1,821.7	$1,737.0	5%	5%	$5,365.7	$5,008.5	7%	6%
Leasing	625.9	544.7	15%	15%	1,752.1	1,456.2	20%	20%
Capital markets	241.3	205.2	18%	18%	629.3	570.9	10%	10%
Valuation and other	118.9	119.0	0%	0%	359.1	338.8	6%	4%
Total revenue	$2,807.8	$2,605.9	8%	8%	$8,106.2	$7,374.4	10%	9%
Costs and expenses:
Gross contract costs(1)	$1,119.0	$1,088.7	3%	3%	$3,335.4	$3,099.8	8%	7%
Cost of services provided to clients	1,202.5	1,063.3	13%	13%	3,351.8	2,969.1	13%	11%
Total costs of services	2,321.5	2,152.0	8%	8%	6,687.2	6,068.9	10%	9%
Operating, administrative and other	329.6	320.6	3%	3%	1,015.7	944.7	8%	7%
Depreciation and amortization	26.8	25.8	4%	4%	80.6	78.7	2%	1%
Restructuring, impairment and related charges	—	—	0%	0%	—	6.5	(100)%	(100)%
Total costs and expenses	2,677.9	2,498.4	7%	7%	7,783.5	7,098.8	10%	9%
Operating income	129.9	107.5	21%	22%	322.7	275.6	17%	18%
Interest expense, net of interest income	(49.2)	(56.0)	(12)%	(12)%	(157.9)	(161.5)	(2)%	(3)%
Earnings (loss) from equity method investments	5.2	(8.6)	n.m.	n.m.	3.4	2.7	26%	10%
Other (expense) income, net	(2.2)	2.2	n.m.	n.m.	(16.8)	9.5	n.m.	n.m.
Earnings before income taxes	83.7	45.1	86%	88%	151.4	126.3	20%	23%
Provision for (benefit from) income taxes	31.6	(6.3)	n.m.	n.m.	59.2	15.7	n.m.	n.m.
Net income	$52.1	$51.4	1%	3%	$92.2	$110.6	(17)%	(14)%
Adjusted EBITDA	$183.7	$159.6	15%	16%	$478.6	$417.5	15%	15%
n.m. not meaningful
(1)    Gross contract costs represents reimbursed client costs including client-dedicated labor, subcontractor costs and third-party consumables. These costs are presented on a gross basis in total costs and expenses (with the corresponding fees in revenue) and primarily relate to Services.

Reconciliation of Net income to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$52.1	$51.4	$92.2	$110.6
Adjustments:
Depreciation and amortization	26.8	25.8	80.6	78.7
Interest expense, net of interest income	49.2	56.0	157.9	161.5
Provision for (benefit from) income taxes	31.6	(6.3)	59.2	15.7
Unrealized loss on investments, net	5.1	0.3	9.3	0.7
Impairment of investments	—	—	—	6.5
Servicing liability, fees and amortization	(0.4)	(0.3)	10.4	(1.2)
System implementation costs	1.8	1.6	2.2	3.9
Non-cash stock-based compensation	1.1	0.7	5.9	4.6
Pension buy-out settlement loss	—	—	17.2	—
Legal settlements and related costs	4.2	—	4.7	—
Non-operating items related to the Greystone JV	4.9	24.0	28.4	34.6
Other(1)	7.3	6.4	10.6	1.9
Adjusted EBITDA	$183.7	$159.6	$478.6	$417.5
(1)    Other includes miscellaneous income and expense items such as non-cash amortization of certain merger-related deferred rent and tenant incentives, legal fees and costs associated with an antitrust dispute (see Note 11: Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements), and legal costs associated with a cyber incident.
For the nine months ended September 30, 2025, Other also includes one-time consulting costs associated with the Company’s redomiciliation to Bermuda, offset by the release of a non-ordinary course compliance reserve, which when originally accrued in the third quarter of 2023, had been included as an adjustment in the reconciliation of Net income to Adjusted EBITDA within the line item “Legal and compliance matters”.

Three months ended September 30, 2026 compared to the three months ended September 30, 2025
Revenue
Revenue of $2.8 billion increased $201.9 million or 8% compared to the three months ended September 30, 2025, primarily driven by Services, Leasing and Capital markets revenue growth of 5%, 15% and 18%, respectively. Services revenue was strong across all segments, led by higher global facilities management revenue, which increased approximately $53.0 million, including through new client wins and the expansion of existing client mandates, and higher project management revenue, especially in EMEA and APAC, which increased approximately $10.0 million and $8.0 million, respectively. Leasing revenue increased principally driven by broad-based strength in the Americas as demand for high-quality assets remained strong, driving growth across all deal sizes, with continued strength in office and industrial leasing, including data centers. Capital markets revenue increased 18%, primarily due to 24% revenue growth in the Americas, which experienced growth in all major asset classes. Valuation and other revenue was relatively flat.
Costs of services
Costs of services of $2.3 billion increased $169.5 million or 8% compared to the three months ended September 30, 2025. Gross contract costs increased $30.3 million or 3%, principally driven by an increase in reimbursed client-dedicated labor costs, third-party consumables and subcontractor costs. Cost of services provided to clients increased $139.2 million or 13%, primarily due to an increase in employment costs of approximately $119.0 million, including higher commissions associated with higher brokerage revenue and higher salaries as a result of higher Services revenue.
Operating, administrative and other
Operating, administrative and other expenses of $329.6 million increased $9.0 million or 3% compared to the three months ended September 30, 2025, driven by an increase in employment costs of approximately $9.0 million, largely due to higher salaries and bonuses, as well as strategic investments and cost inflation.
Interest expense, net of interest income
Interest expense, net of interest income of $49.2 million decreased $6.8 million or 12% compared to the three months ended September 30, 2025, primarily driven by lower outstanding principal balances on our debt following optional principal prepayments on our Term Loans made in 2025 and partial redemptions of the 2028 Notes in 2026, as well as lower interest rates on our Term Loans compared to the prior period as a result of repricings in 2025 and 2026.
Earnings (loss) from equity method investments
Earnings from equity method investments was $5.2 million for the three months ended September 30, 2026 compared to loss from equity method investments of $8.6 million for the three months ended September 30, 2025. The $13.8 million improvement in Earnings (loss) from equity method investments was primarily due to an increase of $13.5 million recognized from the Greystone JV largely driven by lower provisions for credit losses for mortgage loans compared to the third quarter of 2025. In the third quarter of 2026, the Greystone JV recorded a non-cash provision for loan losses of $3.5 million, of which the Company recorded $1.4 million based on its 40% equity interest which was included within Earnings (loss) from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future.
Other (expense) income, net
Other expense, net was $2.2 million for the three months ended September 30, 2026 compared to other income, net of $2.2 million for the three months ended September 30, 2025. The $4.4 million decline was principally driven by a higher net unrealized loss on our real estate investments of $4.8 million.
Provision for (benefit from) income taxes
Provision for income taxes for the third quarter of 2026 was $31.6 million on earnings before income taxes of $83.7 million. For the third quarter of 2025, the benefit from income taxes was $6.3 million on earnings before income taxes of $45.1 million. The change from income tax benefit to income tax expense was primarily attributable to higher earnings before income taxes and changes in the jurisdictional mix of those earnings, as well as favorable discrete tax benefits recognized in the third quarter of 2025, including the non-recurring release of valuation allowances in the U.K. on certain deferred tax assets.

Net income and Adjusted EBITDA
Net income of $52.1 million increased $0.7 million or 1% compared to the three months ended September 30, 2025. The increase in net income was principally driven by growth in our Services, Leasing and Capital markets service lines, lower interest expense and higher earnings from equity method investments, partially offset by a higher net unrealized loss on real estate investments, higher income tax expense, strategic investments and cost inflation.
Adjusted EBITDA of $183.7 million increased $24.1 million or 15% compared to the three months ended September 30, 2025, attributable to the same factors impacting Net income above, with the exception of interest expense, the impact of the Greystone JV, net unrealized losses on real estate investments and income taxes.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Revenue
Revenue of $8.1 billion increased $731.8 million or 10% compared to the nine months ended September 30, 2025, primarily driven by Services and Leasing revenue growth of 7% and 20%, respectively. Services revenue was strong across all segments, led by higher facilities management revenue, which increased approximately $186.0 million, including through new client wins and the expansion of existing client mandates, and higher project management revenue of approximately $113.0 million. Leasing revenue increased driven by growth in the Americas across all deal sizes, with continued strength in office and industrial leasing, including data centers, as demand for high-quality assets remained strong. Capital markets revenue increased 10%, attributable to growth in the Americas, reflecting our ongoing investments in hiring top talent and strengthening our platform. Valuation and other revenue increased 6%.
Costs of services
Costs of services of $6.7 billion increased $618.3 million or 10% compared to the nine months ended September 30, 2025. Gross contract costs increased $235.6 million or 8%, principally driven by an increase in reimbursed client-dedicated labor costs, third-party consumables and subcontractor costs. Nearly all of Gross contract costs related to Services. Cost of services provided to clients increased $382.7 million or 13%, primarily due to an increase in employment costs of approximately $332.0 million, including higher commissions associated with higher brokerage revenue and higher salaries as a result of higher Services revenue. Of the $382.7 million increase in Cost of services provided to clients, $109.5 million related to Services. Total costs of services as a percentage of total revenue was 82% for both the nine months ended September 30, 2026 and 2025.
Operating, administrative and other
Operating, administrative and other expenses of $1.0 billion increased $71.0 million or 8% compared to the nine months ended September 30, 2025, primarily driven by an increase in employment costs of approximately $37.0 million, largely due to higher salaries, as well as higher technology costs, higher occupancy costs, strategic investments and cost inflation. In addition, the Company recorded a non-cash servicing liability of $11.8 million related to the A/R Securitization amendment in March 2026. Operating, administrative and other expenses as a percentage of total revenue was 13% for both the nine months ended September 30, 2026 and 2025.
Restructuring, impairment and related charges
The Company did not incur any Restructuring, impairment and related charges during the nine months ended September 30, 2026. In the nine months ended September 30, 2025, Restructuring, impairment and related charges of $6.5 million were related to an impairment loss on real estate investments.
Interest expense, net of interest income
Interest expense, net of interest income of $157.9 million decreased $3.6 million or 2% compared to the nine months ended September 30, 2025, primarily driven by lower outstanding principal balances on our debt following optional principal prepayments on our Term Loans made in 2025 and partial redemptions of the 2028 Notes in 2026, as well as lower interest rates on our Term Loans compared to the prior period as a result of repricings in 2025 and 2026. These favorable trends were offset by $4.5 million of new transaction costs related to the refinancing of a portion of the borrowings under the Credit Agreement in June 2026, as well as a total $2.2 million loss on debt extinguishment from the partial redemptions of the 2028 Notes.

Earnings (loss) from equity method investments
Earnings from equity method investments of $3.4 million increased $0.7 million or 26% compared to the nine months ended September 30, 2025, reflecting a $4.5 million improvement in earnings recognized from the Greystone JV, driven primarily by lower provisions for credit losses for mortgage loans compared to the nine months ended September 30, 2025. In the nine months ended September 30, 2026, the Greystone JV recorded a non-cash provision for loan losses of $21.1 million, of which the Company recorded $8.4 million based on its 40% equity interest which was included within Earnings (loss) from equity method investments. Changes in expectations and forecasts may materially impact the provision for loan losses in the future. This trend was partially offset by lower earnings from our equity method investment in CWVS Holding Limited (the “Onewo JV”), which declined $2.6 million compared to the nine months ended September 30, 2025, due to higher provisions for credit losses.
Other (expense) income, net
Other expense, net was $16.8 million for the nine months ended September 30, 2026 compared to other income, net of $9.5 million for the nine months ended September 30, 2025. The $26.3 million change was principally due to the non-cash settlement loss of $17.2 million related to a pension buy-out arrangement in the U.K. (see Note 10: Employee Benefits of the Notes to the Condensed Consolidated Financial Statements for further information). In addition, the Company recognized a higher net unrealized loss from our real estate investments compared to the nine months ended September 30, 2025.
Provision for (benefit from) income taxes
Provision for income taxes for the nine months ended September 30, 2026 was $59.2 million on earnings before income taxes of $151.4 million. For the nine months ended September 30, 2025, the provision for income taxes was $15.7 million on earnings before income taxes of $126.3 million. The increase in income tax expense compared to the nine months ended September 30, 2025 was primarily attributable to higher earnings before income taxes and changes in the jurisdictional mix of those earnings, as well as discrete tax adjustments, including higher accruals associated with uncertain tax positions, return to provision adjustments from various foreign entities and the non-recurring release of valuation allowances in the U.K. on certain deferred tax assets in the third quarter of 2025.
Net income and Adjusted EBITDA
Net income of $92.2 million decreased $18.4 million or 17% compared to the nine months ended September 30, 2025. The decrease in net income was principally driven by the pension buy-out settlement loss, A/R Securitization servicing liability, higher income tax expense, higher technology costs, higher occupancy costs, strategic investments and cost inflation. These unfavorable trends were partially offset by growth in all of our service lines, with particular strength in Services and Leasing.
Adjusted EBITDA of $478.6 million increased $61.1 million or 15% compared to the nine months ended September 30, 2025, attributable to the same factors impacting Net income above, with the exception of the pension buy-out settlement loss, the A/R Securitization servicing liability and income taxes.

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
Our measure of segment profitability, Adjusted EBITDA, excludes the effects of financings, income taxes and depreciation and amortization, as well as unrealized loss (gain) on investments, net; impairment of investments; A/R Securitization servicing liability, fees and amortization; system implementation costs; non-cash stock-based compensation; pension buy-out settlement loss; legal settlements and related costs; non-operating items related to the Greystone JV; and other non-recurring items.

Americas Results
The following table summarizes the results of operations of our Americas reportable segment for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$1,284.3	$1,271.2	1%	1%	$3,785.5	$3,660.5	3%	3%
Leasing	527.7	443.5	19%	19%	1,465.2	1,177.8	24%	24%
Capital markets	199.6	161.5	24%	24%	502.4	449.2	12%	12%
Valuation and other	42.3	46.9	(10)%	(10)%	127.7	128.6	(1)%	(1)%
Total revenue	$2,053.9	$1,923.1	7%	7%	$5,880.8	$5,416.1	9%	8%
Segment expenses:
Gross contract costs(1)	$878.2	$886.9	(1)%	(1)%	$2,616.1	$2,513.7	4%	4%
Cost of services provided to clients	829.6	715.6	16%	16%	2,268.7	1,993.2	14%	13%
Operating, administrative and other	217.1	216.1	0%	0%	667.4	640.2	4%	4%
Segment expenses	1,924.9	1,818.6	6%	6%	5,552.2	5,147.1	8%	8%
Add: Other segment items(2)	17.1	19.7	(13)%	(13)%	49.9	43.1	16%	16%
Adjusted EBITDA	$146.1	$124.2	18%	17%	$378.5	$312.1	21%	21%
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

Americas: Three months ended September 30, 2026 compared to the three months ended September 30, 2025
Americas revenue in the third quarter of 2026 was $2.1 billion, an increase of $130.8 million or 7% from the third quarter of 2025. This increase was principally driven by 19% growth in Leasing revenue, as demand for high-quality assets remained strong, driving growth across all deal sizes, with continued strength in office and industrial leasing, including data centers. Capital markets revenue regained momentum, increasing 24%, driven by growth in all major asset classes. Services revenue increased 1%, led by higher facilities management revenue of approximately $8.0 million due to new client wins and the expansion of existing client mandates, partially offset by declines in multifamily property management. Valuation and other revenue decreased 10%.
Gross contract costs of $878.2 million decreased $8.7 million or 1%, reflecting lower third-party consumables and subcontractor costs of approximately $19.0 million, partially offset by higher reimbursed client-dedicated labor costs of approximately $21.0 million associated with revenue growth in Services. Cost of services provided to clients of $829.6 million increased $114.0 million or 16%, primarily due to higher commissions associated with higher brokerage revenue. Operating, administrative and other expenses of $217.1 million were relatively flat compared to the third quarter of 2025 reflecting enhanced operating leverage, partially offset by higher occupancy costs, strategic investments and cost inflation.
Adjusted EBITDA of $146.1 million increased $21.9 million or 18% compared to the third quarter of 2025, primarily attributable to growth in our Americas Leasing and Capital markets service lines, partially offset by the impact of the Greystone JV, strategic investments and cost inflation.

Americas: Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Americas revenue in the nine months ended September 30, 2026 was $5.9 billion, an increase of $464.7 million or 9% from the nine months ended September 30, 2025. This increase was principally driven by 24% growth in Leasing revenue, with growth across all deal sizes and continued strength in office and industrial leasing, including data centers. Capital markets revenue increased 12% attributable to industrial sector transactions, partially offset by declines in the multifamily sector. Services revenue increased 3%, led by higher facilities management revenue of approximately $68.0 million due to new client wins and the expansion of existing client mandates, higher project management revenue of approximately $29.0 million and higher facilities services revenue of approximately $11.0 million. Valuation and other revenue decreased 1%.
Gross contract costs of $2.6 billion increased $102.4 million or 4%, reflecting higher reimbursed client-dedicated labor costs of approximately $87.0 million and higher third-party consumables and subcontractor costs of approximately $21.0 million associated with revenue growth in Services. Nearly all of the Americas Gross contract costs related to Services. Cost of services provided to clients of $2.3 billion increased $275.5 million or 14%, primarily due to higher commissions associated with higher brokerage revenue. Of the total Americas Cost of services provided to clients, $793.0 million or 35% related to Services. Additionally, Cost of services provided to clients attributable to Services increased $22.3 million from the nine months ended September 30, 2025 and $253.2 million of the increase was attributable to other service lines. Operating, administrative and other expenses of $667.4 million increased $27.2 million or 4%, largely driven by higher salaries, higher occupancy costs, strategic investments, cost inflation and the non-cash A/R Securitization servicing liability.
Adjusted EBITDA of $378.5 million increased $66.4 million or 21% compared to the nine months ended September 30, 2025, primarily attributable to growth in our Americas Services, Leasing and Capital markets service lines, partially offset by higher occupancy costs, strategic investments and cost inflation.

EMEA Results
The following table summarizes the results of operations of our EMEA reportable segment for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$148.2	$131.2	13%	14%	$460.8	$365.5	26%	22%
Leasing	52.6	58.1	(9)%	(8)%	159.2	159.2	0%	(2)%
Capital markets	19.0	24.3	(22)%	(21)%	65.5	66.0	(1)%	(3)%
Valuation and other	49.7	46.5	7%	8%	149.1	134.0	11%	8%
Total revenue	$269.5	$260.1	4%	5%	$834.6	$724.7	15%	12%
Segment expenses:
Gross contract costs(1)	$46.8	$37.3	25%	27%	$151.8	$108.7	40%	35%
Cost of services provided to clients	148.6	142.9	4%	5%	448.2	392.9	14%	11%
Operating, administrative and other	60.1	62.8	(4)%	(3)%	189.5	162.6	17%	12%
Segment expenses	255.5	243.0	5%	6%	789.5	664.2	19%	15%
Add: Other segment items(2)	3.0	2.9	3%	3%	8.6	(2.6)	n.m.	n.m.
Adjusted EBITDA	$17.0	$20.0	(15)%	(13)%	$53.7	$57.9	(7)%	(8)%
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

EMEA: Three months ended September 30, 2026 compared to the three months ended September 30, 2025
EMEA revenue in the third quarter of 2026 was $269.5 million, an increase of $9.4 million or 4% from the third quarter of 2025. Excluding the unfavorable impact of foreign currency of $3.2 million, EMEA revenue increased 5% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 14% on a local currency basis, primarily due to higher project management and facilities management revenue of approximately $10.0 million and $6.0 million, respectively, with growth across a majority of the region, and particular strength in the U.K., Ireland and the Netherlands. Valuation and other revenue increased 8% on a local currency basis. These trends were partially offset by lower brokerage revenue compared to the third quarter of 2025, primarily as a result of continued geopolitical and macroeconomic uncertainty. Capital markets revenue decreased 21% on a local currency basis, with lower volumes across most markets partially offset by improvements in Germany and Spain. Leasing revenue decreased 8% on a local currency basis, due primarily to declines in the U.K.
Gross contract costs of $46.8 million increased $9.5 million or 27% on a local currency basis, reflecting higher third-party consumables and subcontractor costs of approximately $10.0 million associated with revenue growth in Services. Cost of services provided to clients of $148.6 million increased $5.7 million or 5% on a local currency basis, primarily due to higher employment costs of approximately $2.0 million and higher non-reimbursed third-party consumables and subcontractor costs of approximately $3.0 million. Operating, administrative and other expenses of $60.1 million decreased $2.7 million or 3% on a local currency basis, largely driven by lower occupancy costs.
Adjusted EBITDA of $17.0 million decreased $3.0 million or 15% compared to the third quarter of 2025, primarily attributable to declines in our EMEA Leasing and Capital markets service lines, partially offset by growth in our EMEA Services business and lower occupancy costs.

EMEA: Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
EMEA revenue in the nine months ended September 30, 2026 was $834.6 million, an increase of $109.9 million or 15% from the nine months ended September 30, 2025. Excluding the favorable impact of foreign currency of $20.3 million, EMEA revenue increased 12% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 22% on a local currency basis, primarily due to higher project management and facilities management revenue of approximately $55.0 million and $32.0 million, respectively, with growth across the majority of the region, and particular strength in the U.K. and Ireland. Valuation and other revenue increased 8% on a local currency basis. These trends were partially offset by relatively flat brokerage revenue compared to the nine months ended September 30, 2025, primarily as a result of continued geopolitical and macroeconomic uncertainty. Leasing revenue decreased 2% on a local currency basis, due to declines in the U.K. and Ireland. Capital markets revenue decreased 3% on a local currency basis, due to declines in the U.K. and Ireland, partially offset by improvements in Germany, Sweden and Spain.
Gross contract costs of $151.8 million increased $43.1 million or 35% on a local currency basis, reflecting higher third-party consumables and subcontractor costs of approximately $40.0 million associated with revenue growth in Services. Nearly all of EMEA Gross contract costs related to Services. Cost of services provided to clients of $448.2 million increased $55.3 million or 11% on a local currency basis, primarily due to higher employment costs of approximately $28.0 million and higher non-reimbursed third-party consumables and subcontractor costs of approximately $26.0 million. Of the total EMEA Cost of services provided to clients, $225.0 million or 50% related to Services. Additionally, Cost of services provided to clients attributable to Services increased $38.1 million from the nine months ended September 30, 2025 and $17.2 million of the increase was attributable to other service lines. Operating, administrative and other expenses of $189.5 million increased $26.9 million or 12% on a local currency basis, largely driven by higher employment costs and the unfavorable impact resulting from net unrealized foreign currency gains recognized in the nine months ended September 30, 2025.
Adjusted EBITDA of $53.7 million decreased $4.2 million or 7% compared to the nine months ended September 30, 2025, primarily attributable to net unrealized foreign currency gains recognized in the prior year period and declines in our EMEA Leasing and Capital markets service lines, partially offset by growth in our EMEA Services and Valuation and other service lines.

APAC Results
The following table summarizes the results of operations of our APAC reportable segment for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	% Change in USD	% Change in Local Currency	2026	2025	% Change in USD	% Change in Local Currency
Revenue:
Services	$389.2	$334.6	16%	16%	$1,119.4	$982.5	14%	12%
Leasing	45.6	43.1	6%	5%	127.7	119.2	7%	7%
Capital markets	22.7	19.4	17%	18%	61.4	55.7	10%	11%
Valuation and other	26.9	25.6	5%	2%	82.3	76.2	8%	4%
Total revenue	$484.4	$422.7	15%	14%	$1,390.8	$1,233.6	13%	11%
Segment expenses:
Gross contract costs(1)	$194.0	$164.5	18%	18%	$567.5	$477.4	19%	17%
Cost of services provided to clients	224.3	204.8	10%	8%	634.9	583.0	9%	6%
Operating, administrative and other	52.4	41.7	26%	26%	158.8	141.9	12%	11%
Segment expenses	470.7	411.0	15%	14%	1,361.2	1,202.3	13%	11%
Add: Other segment items(2)	6.9	3.7	86%	94%	16.8	16.2	4%	4%
Adjusted EBITDA	$20.6	$15.4	34%	41%	$46.4	$47.5	(2)%	2%
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

APAC: Three months ended September 30, 2026 compared to the three months ended September 30, 2025
APAC revenue in the third quarter of 2026 was $484.4 million, an increase of $61.7 million or 15% from the third quarter of 2025. Excluding the favorable impact of foreign currency of $2.8 million, APAC revenue increased 14% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 16% on a local currency basis, primarily due to higher facilities management revenue of approximately $40.0 million, with strength in Australia and Singapore, as well as higher project management revenue of approximately $8.0 million. Leasing revenue increased 5% on a local currency basis, with improvements in Australia and India. Capital markets revenue increased 18% on a local currency basis, with improvements throughout the region, most notably in Australia, Japan and Singapore, partially offset by declines in India. Valuation and other revenue increased 2% on a local currency basis.
Gross contract costs of $194.0 million increased $29.5 million or 18% on a local currency basis, reflecting higher third-party consumables and subcontractor costs of approximately $28.0 million associated with revenue growth in Services. Cost of services provided to clients of $224.3 million increased $19.5 million or 8% on a local currency basis, primarily due to higher employment costs of approximately $14.0 million and higher non-reimbursed third-party consumables and subcontractor costs of approximately $7.0 million. Operating, administrative and other expenses of $52.4 million increased $10.7 million or 26% on a local currency basis, largely driven by higher occupancy costs, higher employment costs and cost inflation.
Adjusted EBITDA of $20.6 million increased $5.2 million or 34% compared to the third quarter of 2025, primarily attributable to growth in all of our APAC service lines, partially offset by higher occupancy costs, higher employment costs and cost inflation.

APAC: Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
APAC revenue in the nine months ended September 30, 2026 was $1.4 billion, an increase of $157.2 million or 13% from the nine months ended September 30, 2025. Excluding the favorable impact of foreign currency of $23.1 million, APAC revenue increased 11% on a local currency basis. The increase was principally driven by higher Services revenue, which was up 12% on a local currency basis, primarily due to higher facilities management and project management revenue of approximately $87.0 million and $29.0 million, respectively, with strength in Australia, Singapore and India. Leasing revenue increased 7% on a local currency basis, with improvements in Greater China and Australia. Capital markets revenue increased 11% on a local currency basis, with growth across the majority of the region, partially offset by the timing of certain transactions in Japan in the nine months ended September 30, 2025. Valuation and other revenue increased 4% on a local currency basis.
Gross contract costs of $567.5 million increased $90.1 million or 17% on a local currency basis, reflecting higher third-party consumables and subcontractor costs of approximately $84.0 million associated with revenue growth in Services. Nearly all of APAC Gross contract costs related to Services. Cost of services provided to clients of $634.9 million increased $51.9 million or 6% on a local currency basis, primarily due to higher employment costs of approximately $34.0 million and higher non-reimbursed third-party consumables and subcontractor costs of approximately $14.0 million. Of the total APAC Cost of services provided to clients, $477.9 million or 75% related to Services. Additionally, Cost of services provided to clients attributable to Services increased $49.1 million from the nine months ended September 30, 2025 and $2.8 million of the increase was attributable to other service lines. Operating, administrative and other expenses of $158.8 million increased $16.9 million or 11% on a local currency basis, largely driven by higher employment costs and cost inflation.
Adjusted EBITDA of $46.4 million decreased $1.1 million or 2% compared to the nine months ended September 30, 2025, primarily attributable to lower earnings recognized from the Onewo JV of $2.6 million, higher employment costs and cost inflation, partially offset by growth in all of our APAC service lines.

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
As a professional services firm, funding our operating activities is not capital intensive. Total capital expenditures for the nine months ended September 30, 2026 were $58.5 million.
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
We actively manage our indebtedness through additional refinancings and repricings and since January 1, 2024, we have continued to reduce our gross debt and leverage, repricing the Term Loans to reduce the applicable interest rates seven times and making principal prepayments totaling $504.6 million on our senior secured term loans. In addition, in the nine months ended September 30, 2026, the Company completed three partial redemptions totaling $500.0 million of the aggregate principal amount of the 2028 Notes, including following an increase of the principal amount of the 2033 Term Loan by $352.5 million in June 2026. On October 21, 2026, the Company fully redeemed the remaining $150.0 million outstanding of the 2028 Notes, completing the retirement of the 2028 Notes and eliminating the Company’s nearest debt maturity. As of the date of this Quarterly Report, there are no long-term debt arrangements maturing prior to 2030.
As of September 30, 2026, the Company had $1.5 billion of liquidity, consisting of availability on our undrawn Revolver of $1.0 billion and cash and cash equivalents of $0.5 billion.
Off-Balance Sheet Arrangements
The Company is party to an off-balance sheet revolving A/R Securitization, whereby we continuously sell eligible trade receivables to an unaffiliated financial institution. Receivables are derecognized from our balance sheet upon sale, for which we receive cash payment and record a deferred purchase price receivable which is realized after collection of the underlying receivables. This program also provides funding from a committed purchaser against receivables sold into the program with a maximum facility limit of $300.0 million. As of September 30, 2026, the Company had aggregate capital outstanding under this facility of $75.0 million and the unused portion of the facility limit was $225.0 million. The A/R Securitization expires on March 18, 2029, unless extended or an earlier termination event occurs. Refer to Note 14: Accounts Receivable Securitization of the Notes to the Condensed Consolidated Financial Statements for further information.

Cash Flow Summary

	Nine Months Ended September 30,
Cash Flow Summary	2026	2025
Net cash provided by operating activities	$24.4	$83.1
Net cash used in investing activities	(105.0)	(29.0)
Net cash used in financing activities	(206.1)	(233.1)
Effects of exchange rate fluctuations on cash, cash equivalents and restricted cash	(10.3)	25.2
Total change in cash, cash equivalents and restricted cash	$(297.0)	$(153.8)
Operating Activities
We generated $24.4 million of cash from operating activities during the nine months ended September 30, 2026, a decrease of $58.7 million compared to the nine months ended September 30, 2025, primarily driven by higher net working capital used for operations associated with revenue growth compared to the prior year period and lower net income of $18.4 million, partially offset by higher non-cash charges of $132.7 million. For the nine months ended September 30, 2026, we used net working capital for operations of $336.0 million, an increase of $173.0 million compared to the nine months ended September 30, 2025. The increase in our use of net working capital was principally driven by higher contract assets of approximately $38.0 million in line with our revenue growth, higher cash payments for prepaid expenses of approximately $24.0 million and lower accounts payable of approximately $98.0 million.
Investing Activities
We used $105.0 million of cash in investing activities during the nine months ended September 30, 2026, an increase of $76.0 million compared to the nine months ended September 30, 2025, primarily driven by an increase in the net repayments of capital under the facility limit secured by the A/R Securitization of $45.0 million and a $34.1 million increase in capital expenditures, primarily related to the relocation of the Company’s office in New York. These trends were partially offset by a $9.0 million decrease in cash paid for acquisitions and equity securities.
Financing Activities
We used $206.1 million of cash in financing activities during the nine months ended September 30, 2026, a decrease of $27.0 million from the nine months ended September 30, 2025, attributable to a $48.3 million decrease in net of repayment of borrowings, partially offset by $10.0 million in debt issuance costs related to the June 2026 refinancing of the Credit Agreement and an increase in shares repurchased for the payment of employee taxes on stock awards of $15.2 million due to the higher value related to vested equity awards during the first quarter of 2026 compared to the first quarter of 2025.

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
The Term Loans bear interest at a variable rate that the Company may select per the terms of the Credit Agreement. As of September 30, 2026, we elected to use an annual rate equal to (i) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.50% for the 2030 Term Loan and (ii) 1-month Term SOFR (subject to a minimum floor of 0.50%), plus 2.25% for the 2033 Term Loan. Our 2028 Notes and 2031 Notes bear interest at annual fixed rates of 6.75% and 8.88%, respectively.
We manage this interest rate risk by entering into derivative financial instruments such as interest rate swap agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates. Our interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower our overall borrowing costs.
We continually assess interest rate sensitivity to estimate the potential impact of changes in short-term interest rates on our variable rate borrowings, after giving consideration to our interest rate swap agreements. If variable interest rates increased 100 basis points as of September 30, 2026, our annualized results would reflect incremental interest expense of approximately $5.4 million.
Foreign Exchange Risk
During the three months ended September 30, 2026 and 2025, approximately 31% and 30% of our revenue was transacted in currencies other than USD, respectively. During the nine months ended September 30, 2026 and September 30, 2025, approximately 31% and 30% of our revenue was transacted in currencies other than USD, respectively. The following presents our revenue derived from our most significant currencies (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
United States dollar	$1,947.1	69%	$1,822.6	70%	$5,571.9	69%	$5,139.9	70%
Euro	146.7	5%	139.3	5%	458.0	6%	378.2	5%
Australian dollar	150.4	5%	125.9	5%	421.4	5%	351.3	5%
Singapore dollar	123.8	4%	102.8	4%	352.6	4%	304.0	4%
Other(1)	439.8	17%	415.3	16%	1,302.3	16%	1,201.0	16%
Total revenue	$2,807.8	100%	$2,605.9	100%	$8,106.2	100%	$7,374.4	100%
(1) All other foreign currencies individually represent less than 4% of total revenue for the periods presented.
Our foreign operations expose us to fluctuations in foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of USD, our reporting currency. As a result, the strengthening or weakening of the USD will positively or negatively impact our reported results. Holding all other variables constant, the Company assessed the risk of a hypothetical 10% increase in the value of the USD against the euro, Australian dollar and Singapore dollar for the three months ended September 30, 2026, which would have resulted in a decrease in revenue of approximately $13.3 million, $13.7 million and $11.3 million, respectively. For the nine months ended September 30, 2026, a hypothetical 10% increase in the value of the USD against the euro, Australian dollar and Singapore dollar would have resulted in a decrease in revenue of approximately $41.6 million, $38.3 million and $32.1 million, respectively. These hypothetical calculations estimate the impact of translating results into USD and do not include an estimate of the impact that a 10% change in the USD against other currencies would have had on our foreign operations.
Our foreign exchange risk management strategy is achieved by establishing local operations in the markets that we serve, invoicing customers in the same currency in which costs are incurred and the use of derivative financial instruments such as foreign currency forward contracts. Translating expenses incurred in foreign currencies into USD offsets the impact of translating revenue earned in foreign currencies into USD. We enter into foreign currency forward contracts to manage currency risks associated with intercompany transactions and cash management.
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
We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026 to accomplish their objectives with reasonable assurance.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Insider Trading Arrangements
On August 31, 2026, Neil Johnston, Executive Vice President, Chief Financial Officer of the Company, adopted a written plan for the sale of securities of the Company as part of his long-term asset diversification, tax, and financial planning strategies. This trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 120,000 common shares of the Company in amounts and at prices as determined in accordance with the terms of the plan. Sales may commence no earlier than November 30, 2026, and will terminate on the earlier of November 30, 2027, the execution of all trades contemplated by the plan, or the occurrence of certain other events specified therein.
Other than Mr. Johnston’s plan, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Form of 2026 Performance-Vested RSU Agreement (2026 Omnibus Share and Cash Incentive Plan)*†	Filed herewith
10.2	Form of 2026 Time-Vested RSU Agreement (2026 Omnibus Share and Cash Incentive Plan)*†	Filed herewith
10.3	Form of 2026 Non-Employee Director Time-Vested RSU Agreement (2026 Omnibus Share and Cash Incentive Plan)*†	Filed herewith
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.
† Certain of the exhibits and schedules to these Exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSHMAN & WAKEFIELD LTD.

Date: November 4, 2026
/s/ Neil Johnston
Neil Johnston
Executive Vice President, Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)